Form 10-Q
period 1997-09-30
NORTH ATLANTIC TRADING CO INC
filed 1997-11-14
CIK 1042787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


            [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1997

                                       or

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to ______


                       Commission File Number 333-31931

                      NORTH ATLANTIC TRADING COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                                13-3961898
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


               257 Park Avenue South
               New York, New York                       10010-7304
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



                                 (212) 253-8185
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                    Unchanged
              ----------------------------------------------------
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of September 30, 1997.



NYFS10...:\80\64980\0003\1948\FRM9307K.02G

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands except share data)

                                                                          December 31,    September 30,
                                                                              1996             1997
                                                                          -----------------------------
                                                                                            (Unaudited)
Current Assets:
   Cash                                                                      $2,208           $10,007
   Accounts Receivable                                                        3,533             5,476
   Inventory                                                                 42,020            52,771
   Income Taxes Receivable                                                                      3,006
   Other Current Assets                                                       3,412             2,494
                                                                          ----------       -----------

                               Total Current Assets                          51,173            73,754

Property, Plant & Equipment (Net)                                             9,006             8,325

Deferred Income Taxes                                                                          33,097

Goodwill (Net)                                                               31,448           148,689

Other Assets                                                                  4,926            13,235
                                                                          ----------       -----------

                               Total Assets                                 $96,553          $277,100
                                                                          ==========       ===========


Current Liabilities:
   Accounts Payable                                                            $449            $2,005
   Accrued Liabilities                                                        3,754            11,558
   Current Portion of Long-Term Debt                                         21,720            10,000
                                                                          ----------       -----------

                               Total Current Liabilities                     25,923            23,563

Long-Term Debt                                                               48,976           227,500
Deferred Income Taxes                                                                          11,158
Other Long-Term Liabilities                                                   5,846             5,846
                                                                          ----------       -----------

                                Total Liabilities                            80,745           268,067
                                                                          ----------       -----------

Preferred Stock (Mandatory Redemption Value of $34,929)                                        33,462
Preferred Interests                                                           2,738
Warrants                                                                      8,195
                                                                          ----------       -----------

Stockholders' Equity:
     Common Stock, voting, $.01 par value; authorized
          shares, 750,000; issued and outstanding shares,
          528,241 at September 30, 1997                                                             5
     Common Stock, nonvoting, $.01 par value; authorized
          shares, 750,000; issued and outstanding shares,
          -0- at September 30, 1997
     Warrants                                                                                   2,410
     Additional Paid-In Capital                                                                 5,204
     Retained Earnings (Accumulated Deficit)                                  4,875           (32,048)
                                                                          ----------       -----------

                                Total Stockholders' Equity                    4,875           (24,429)
                                                                          ----------       -----------


                         Total Liabilities and Stockholders' Equity         $96,553          $277,100
                                                                          ==========       ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per share amounts)

                                                               The
                                                           Predecessor                   The Company
                                                           -----------------------------------------------------
                                                           Period from        Period from         Period from
                                                           January 1 to        May 18, to        January 1, to
                                                           May 17, 1996      Sept. 30, 1996      Sept. 30, 1997
                                                           -----------------------------------------------------
                                                                              (Unaudited)         (Unaudited)
Net Sales                                                      $19,810          $22,699             $52,962

Cost of Sales                                                    7,847            7,721              18,341
                                                             ----------      -----------          ----------

                         Gross Profit                           11,963           14,978              34,621

Selling, General & Administrative Expenses                       8,018            8,387              18,726
Amortization of Goodwill                                           365              776               1,924
                                                             ----------      -----------          ----------

          Operating Income                                       3,580            5,815              13,971


Interest Expense & Financing Costs, Net                          2,453            3,319              11,900
Other Income                                                         5               67                  58
                                                             ----------      -----------          ----------

          Income Before Income Taxes and
                Extraordinary Loss                               1,132            2,563               2,129

Income Tax Provision                                                                                  6,342
                                                             ----------      -----------          ----------

          Income (Loss) Before Extraordinary Loss                1,132            2,563              (4,213)

Extraordinary Loss (Net of Tax Benefit of $3,224)                                                    (8,262)
                                                             ----------      -----------          ----------

          Net Income (Loss)                                     $1,132           $2,563             (12,475)
                                                             ==========      ===========


Preferred Stock Dividends                                                                             1,149
                                                                                                  ---------

          Net Loss Applicable to Common Shares                                                     ($13,624)
                                                                                                  =========


          Net Loss Before Extraordinary Loss per Common Share                                       ($10.15)
          Extraordinary Loss, Net per Common Share                                                   (15.64)
                                                                                                  ---------

          Net Loss per Common Share                                                                 ($25.79)

                                                                                                  =========
          Weighted Average Common Shares Outstanding                                                  528.2


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per share amounts)
                                   (Unaudited)

                                                                 Three months               Three months
                                                                    ended                      ended
                                                                Sept. 30, 1996             Sept. 30, 1997
                                                                ------------------------------------------
Net Sales                                                          $14,323                       $27,024

Cost of Sales                                                        4,748                         9,041
                                                                -----------                    ----------

                         Gross Profit                                9,575                        17,983

Selling, General & Administrative Expenses                           5,583                         7,135
Amortization of Goodwill                                               445                         1,458
                                                                -----------                    ----------

          Operating Income                                           3,547                         9,390

Interest Expense & Financing Costs, Net                              2,284                         6,705
Other Income                                                            53                            14
                                                                -----------                    ----------

          Income Before Income Taxes                                 1,316                         2,699

Income Tax  Provision                                                                              1,322
                                                                -----------                    ----------


          Net Income                                                $1,316                         1,377
                                                                ===========


Preferred Stock Dividends                                                                          1,091
                                                                                               ----------

          Net Income Applicable to Common Shares and Common Share Equivalents                       $286
                                                                                               ==========


          Net Income per Common Share and Common Share Equivalents                                 $0.48
                                                                                               ==========


          Weighted Average Common Shares and Common Share Equivalents Outstanding                  600.2


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  The
                                                                               Predecessor            The Company
                                                                              -----------------------------------------------
                                                                               Period from    Period from      Period from
                                                                               January 1 to    May 18, to     January 1, to
                                                                               May 17, 1996  Sept. 30, 1996   Sept. 30, 1997
                                                                              -----------------------------------------------
                                                                                              (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:                                             $1,132        $2,563         ($12,475)
     Net Income (Loss)
     Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By
                (Used In) Operating Activities:
       Depreciation                                                                  454           641            1,363
       Amortization of Intangible Assets                                             365           301            1,926
       Amortization of Deferred Financing Fees                                       258           446            1,552
       Extraordinary Loss, Net of Tax Benefit of $3,244                                                           8,262
       Recognition of Deferred Income Taxes                                                                       5,017
       Changes in Operating Assets and Liabilities:
          Accounts Receivable                                                       (335)         (815)          (1,107)
          Inventory                                                                 (898)        2,661            2,204
          Other Current Assets                                                      (647)          680            2,725
          Accounts Payable                                                         1,262        (1,200)           1,242
          Borrowings Under Inventory Financing Agreement                           2,797                          6,565
          Payments on Borrowings Under Inventory
                         Financing Agreement                                      (2,285)       (2,306)         (23,526)
          Accrued Expenses and Other                                                (931)          949           (9,821)
                                                                              -----------    ----------     ------------

                         Net Cash Provided By (Used In)
                            Operating Activities                                   1,172         3,920          (16,073)
                                                                              -----------    ----------     ------------



Cash Flows From Investing Activities:
     Acquisition of Business, Net of Cash Acquired
          of $597 and $2,602, Respectively                                                     (72,145)        (156,818)
     Capital Expenditures                                                           (144)         (127)            (520)
                                                                              -----------    ----------     ------------

                         Net Cash Used In Investing Activities                      (144)      (72,272)        (157,338)
                                                                              -----------    ----------     ------------



Cash Flows from Financing Activities:
     Proceeds from Revolving Loans                                                                 450            1,550
     Payments on Revolving Loans                                                                  (450)          (1,550)
     Proceeds from Senior Notes                                                                                 155,000
     Proceeds from Term Loans, Net of Discount
          of $1,173 at September 30, 1996                                                       43,827           85,000
     Payments on Term Loans                                                                     (3,125)         (43,250)
     Proceeds from Working Capital Loan                                           20,056
     Payments on Working Capital Loan                                            (19,022)
     Proceeds from Subordinated Notes Payable,
          Net of Discount of $6,503 at September 30, 1996                                       13,497              576
     Payments on Subordinated Notes Payable                                                                     (21,082)
     Payment on Capital Lease                                                                                        (9)
     Payments on Other Notes Payable and Long-Term Debt                           (2,011)         (205)
     Proceeds from Issue of Preferred Stock and Warrants                                                         34,000
     Proceeds from Preferred Interest                                                            2,640
     Proceeds from Warrants                                                                      8,195
     Redemption of Warrants                                                                                     (27,000)
     Increase in Preferred Interest                                                                                 198
     Redemption of Preferred Interest                                                                            (2,935)
     Capital Contributions                                                                       4,492              712
                                                                              -----------    ----------     ------------

                         Net Cash Provided By (Used In)
                            Financing Activities                                    (977)       69,321          181,210
                                                                              -----------    ----------     ------------



Net Increase In Cash                                                                  51           969            7,799
Cash, Beginning of Period                                                            128                          2,208
                                                                              -----------    ----------     ------------

Cash, End of Period                                                                 $179          $969          $10,007
                                                                              ===========    ==========     ============

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED IN ACCORDANCE WITH THE REQUIREMENTS OF FORM 10-Q AND CONSEQUENTLY DO NOT INCLUDE ALL THE DISCLOSURES NORMALLY REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH NORTH ATLANTIC TRADING COMPANY, INC.'S (THE "COMPANY'S") CUSTOMARY ACCOUNTING PRACTICES AND HAVE NOT BEEN AUDITED. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY TO FAIRLY PRESENT THE RESULTS OF OPERATIONS FOR THE REPORTED INTERIM PERIODS HAVE BEEN MADE AND WERE OF A NORMAL RECURRING NATURE.

ON MAY 17, 1996, CERTAIN MEMBERS OF MANAGEMENT OF THE NATIONAL TOBACCO COMPANY, L.P. (THE "PREDECESSOR") CAUSED THE PREDECESSOR TO BE RECAPITALIZED IN A TRANSACTION ACCOUNTED FOR AS THE FORMATION OF A NEW ENTITY UNDER THE PURCHASE METHOD OF ACCOUNTING. THE NEW ENTITY, NTC HOLDING, LLC AND SUBSIDIARIES WAS THEN RECAPITALIZED AND REORGANIZED ON JUNE 25, 1997 IN CONJUNCTION WITH THE ACQUISITION DESCRIBED BELOW, RESULTING IN THE FORMATION OF THE COMPANY.


2.  ACQUISITION

ON JUNE 25, 1997, THE COMPANY ACQUIRED NATC HOLDINGS, USA, INC. ("NATC") FOR A PURCHASE PRICE OF $162.6 MILLION. THE EXCESS OF THE PURCHASE PRICE OVER THE ACQUIRED NET ASSETS OF $119.0 MILLION WAS RECORDED AS GOODWILL AND IS BEING AMORTIZED OVER 25 YEARS. THE ACQUISITION WAS RECORDED UNDER THE PURCHASE METHOD OF ACCOUNTING AND ACCORDINGLY, THE RESULTS OF OPERATIONS OF NATC SINCE THE DATE OF ACQUISITION HAVE BEEN INCLUDED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.


3.  INVENTORIES

THE COMPANY USES THE LAST-IN, FIRST-OUT (LIFO) METHOD FOR VALUING ITS
INVENTORIES.

                                                                        (IN THOUSANDS)
                                                                 9/30/97            12/31/96
                                                               ------------       -------------
                         RAW MATERIALS AND WORK IN PROCESS          $1,403              $1,756
                         LEAF TOBACCO                               34,095              36,825
                         FINISHED GOODS - TOBACCO                    4,260               3,439
                         FINISHED GOODS - CIGARETTE PAPERS          13,013
                                                               ------------       -------------

                                                                   $52,771             $42,020
                                                               ============       =============

4.  PROVISION FOR INCOME TAXES

PRIOR TO JUNE 25, 1997, THE COMPANY WAS A LIMITED LIABILITY COMPANY AND PRIOR TO MAY 17, 1996, THE PREDECESSOR WAS A PARTNERSHIP, NEITHER OF WHICH WERE SUBJECT TO STATE OR FEDERAL INCOME TAXES. EFFECTIVE JUNE 25, 1997, THE COMPANY BECAME A TAXABLE CORPORATION AND RECORDED A ONE-TIME NON-CASH PROVISION FOR INCOME TAXES OF APPROXIMATELY $5.0 MILLION IN ORDER TO RECORD ITS PREVIOUSLY UNRECORDED DEFERRED INCOME TAX ASSETS OF $3.1 MILLION AND LIABILITIES OF $8.1 MILLION.

THE ADDITIONAL PROVISION FOR INCOME TAXES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 HAS BEEN COMPUTED BASED ON THE ESTIMATED EFFECTIVE INCOME TAX RATE FOR THE PERIOD FROM JUNE 25, 1997 THROUGH DECEMBER 31, 1997, WHICH IS EXPECTED TO BE 49%. THE PRIMARY DIFFERENCE BETWEEN THE EFFECTIVE INCOME TAX RATE AND THE STATUTORY INCOME TAX RATE IS GOODWILL AMORTIZATION RELATED TO THE NATC ACQUISITION WHICH IS NOT DEDUCTIBLE FOR INCOME TAX PURPOSES.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5.  NOTES PAYABLE AND LONG-TERM DEBT

NORTH ATLANTIC TRADING COMPANY, INC. IS A HOLDING COMPANY WITH NO OPERATIONS AND NO ASSETS OTHER THAN ITS INVESTMENT IN SUBSIDIARIES, INCOME TAX RECEIVABLES, DEFERRED INCOME TAX ASSETS RELATED TO THE DIFFERENCES BETWEEN THE BOOK AND TAX BASIS OF ITS INVESTMENT IN THE PARTNERSHIP AND DEFERRED FINANCING COSTS RELATED TO ITS DEBT. ALL OF THE COMPANY'S SUBSIDIARIES ARE WHOLLY-OWNED AND GUARANTEE THE COMPANY'S DEBT ON A FULL, UNCONDITIONAL AND JOINT AND SEVERAL BASIS. IN MANAGEMENT'S OPINION, SEPARATE FINANCIAL STATEMENTS OF THE SUBSIDIARIES ARE NOT MEANINGFUL TO INVESTORS AND ARE NOT INCLUDED IN THESE FINANCIAL STATEMENTS.

FOLLOWING IS UNAUDITED PARENT-ONLY SUMMARIZED FINANCIAL INFORMATION OF THE
COMPANY:

     AS OF SEPTEMBER 30, 1997:

                  CURRENT ASSETS                                      $1,916
                  NONCURRENT ASSETS                                  258,357
                  CURRENT LIABILITIES                                 14,880
                  NONCURRENT LIABILITIES                             235,606
                  REDEEMABLE PREFERRED STOCK                          33,462

     FROM INCEPTION ON JUNE 25, 1997 THROUGH SEPTEMBER 30, 1997:

                  EQUITY IN EARNINGS OF SUBSIDIARIES                  $6,032
                  LOSS BEFORE EXTRAORDINARY LOSS                      (1,155)


6.  NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD, AFTER GIVING EFFECT TO THE ASSUMED EXERCISE OF ALL DILUTIVE STOCK OPTIONS AND WARRANTS USING THE TREASURY STOCK METHOD. NET LOSS PER COMMON SHARE FOR THE PERIOD JANUARY 1, 1997 THROUGH SEPTEMBER 30, 1997 IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING THE PERIOD, EXCLUDING THE STOCK OPTIONS AND WARRANTS DUE TO THEIR ANTI-DILUTIVE EFFECT.



7.  CONTINGENCY

THE PARTNERSHIP HAS BEEN NAMED AS A DEFENDANT IN A PURPORTED CLASS ACTION FILED ON JUNE 30, 1997 IN THE 33RD JUDICIAL DISTRICT COURT IN THE STATE OF LOUISIANA, PARISH OF ALLEN, ENTITLED DOYLE V. UNITED STATES TOBACCO COMPANY, ET AL. THE PETITION NAMED AS DEFENDANTS THE PARTNERSHIP, THREE OTHER MANUFACTURERS OF SMOKELESS TOBACCO PRODUCTS AND A SUBSIDIARY OF ONE OF THE MANUFACTURERS. THE ACTION HAS BEEN REMOVED TO THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF LOUISIANA, ALEXANDRIA DIVISION.

THE PETITION ALLEGES THAT THE PLAINTIFF, DOYLE, HAS BEEN ADDICTED TO TOBACCO PRODUCTS AND, AS A RESULT OF THIS ADDICTION, HAS SUSTAINED ALLEGED TOBACCO-RELATED ILLNESSES. THE PETITION DEFINES THE PROPOSED CLASS, IN PART, AS "ALL LOUISIANA RESIDENTS OR FORMER LOUISIANA RESIDENTS WHO ARE OR WHO WERE SMOKELESS TOBACCO USERS" OF PRODUCTS MANUFACTURED BY THE DEFENDANTS AND "WHO DESIRE TO PARTICIPATE IN A PROGRAM DESIGNED TO ASSIST THEM IN THE CESSATION OF USING SMOKELESS TOBACCO PRODUCTS AND/OR TO MONITOR THE MEDICAL CONDITION OF CLASS MEMBERS TO ASCERTAIN WHETHER THEY MAY BE SUFFERING FROM DISEASES CAUSED BY, CONTRIBUTED TO, OR EXACERBATED BY THE HABIT OF SMOKELESS TOBACCO USE."

THE PETITION SEEKS AN ORDER CERTIFYING THE PROPOSED CLASS, AND THE ESTABLISHMENT OF A MEDICAL MONITORING FUND TO MONITOR THE HEALTH OF THE PLAINTIFFS AND CLASS MEMBERS FOR THOSE DISEASES AND HEALTH RISKS ASSOCIATED WITH THE USE OF SMOKELESS TOBACCO PRODUCTS AS WELL AS RECOVERY OF COSTS ASSOCIATED WITH SEEKING MENTAL HEALTH COUNSELING AND/OR PSYCHIATRIC CARE TO ASSIST IN BREAKING THE NICOTINE ADDICTION.

THE COMPANY BELIEVES THE CASE IS WITHOUT MERIT AND INTENDS TO DEFEND THIS ACTION VIGOROUSLY.

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

                                    OVERVIEW

      On June 25, 1997, the Company acquired all of the issued and outstanding capital stock of NATC Holdings USA, Inc. ("NATC") (the "Acquisition"), at which time NATC and its subsidiaries were merged into North Atlantic Operating Company, Inc. ("NAOC"), a wholly-owned subsidiary of the Registrant. The Acquisition was accounted for under the purchase method of accounting. The aggregate acquisition purchase price of $162.6 million was allocated to the acquired net assets based on the fair market value of such net assets.

RESULTS OF OPERATIONS

      COMPARISON OF NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996.

      Net Sales. For the nine months ended September 30, 1997, consolidated sales were $53.0 million, an increase of 24.6%, or $10.5 million, from the prior year period. For the quarter ended September 30, 1997 consolidated sales were $27.0 million, an increase of 88.7%, or $12.7 million from the prior year period.

On June 25, 1997, the Company acquired NAOC and its operating results have been included thereafter. Sales of NAOC since June 25, 1997 and for the quarter ended September 30, 1997 were 23.9% and 46.6%, respectively, of the Company's consolidated sales.

Sales of smokeless tobacco products for the nine months ended September 30, 1997 and the quarter ended September 30, 1997 decreased 5.2% and increased 0.9%, respectively, reflecting a volume decrease of 8.7% and a volume increase of 0.5%, respectively, both of which were benefitted by price increases.

      Gross Profits. Gross profit and gross profit percentage for the nine months ended September 30, 1997 increased to $34.6 million or 65.4% of net sales compared to $26.9 million or 63.4% of net sales for the prior year's period. Gross profit and gross profit percentage for the quarter ended September 30, 1997 were $18 million or 66.5% of net sales, representing an 87.8% increase in gross profit from $9.6 million but a slight decrease in gross profit percentage from 66.9%.

      Currency. Currency movements are the primary adjustment factor for changes in costs of goods sold for NAOC. NAOC purchases cigarette papers from Bollore, on terms of net 45 days in French francs. Thus, NAOC bears certain foreign exchange risks in its inventory purchases. To hedge this risk, NAOC began utilizing the short-term forward currency market in 1997, through which NAOC secures French francs in order to provide payment for its monthly purchases of inventory. From June 30, 1997 to September 30, 1997, these forward purchases have reduced NAOC's cost of goods sold by approximately $295,880. In addition, Bollore provides a contractual hedge against substantial currency fluctuation in its agreement with NAOC.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased 14.1% to $18.7 million from last year's $16.4 million. Selling, general and administrative expenses for the quarter ended September 30, 1997 increased 27.8% to $7.1 million from $5.6 million. These increases were due to the addition of three new members of senior management, an increase in legal fees, costs associated with the relocation of the Company's executive offices and expenses associated with the Company's membership in the Smokeless Tobacco Council.

      Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 1997 was $1.9 million compared to $1.1 million for the prior year's period and was $1.5 million for the quarter ended September 30, 1997 compared to $0.5 million for the prior year's period. These increases were due to the increase in intangible assets as a result of the Acquisition.

      Interest Expense and Financing Costs. Interest expense and financing costs increased to $11.9 million for the nine months ended September 30, 1997 from $5.8 million for the prior year period and to $6.7 million for the quarter ended September 30, 1997 from $2.3 million for the prior year's period. These increases were the result of additional indebtedness incurred in connection with the Acquisition and related recapitalization.

      Income Taxes. The income tax provision reflects the application of the estimated effective tax rate of 49% based on projected earnings from June 25, 1997 to December 31, 1997. In addition, to reflect the conversion of the ownership structure from a limited partnership to a corporation, the income tax provision includes $5.0 million to record the Company's net deferred tax liabilities as of June 25, 1997.

      Net Income (Loss). Due to various costs incurred in connection with the Acquisition and the recapitalization of the Company there was a net loss of $12.5 million for the nine months ended September 30, 1997 compared to net income for the prior year's period of $3.7 million. Net income increased to $1.4 million for the quarter ended September 30, 1997 from the prior year's period of $1.3 million.

      Extraordinary Item. The Company recorded an extraordinary loss of $8.3 million (net of income tax benefit of $3.2 million) related to the write-off of deferred financing cost and the debt discount due to the recapitalization of the Company on June 25, 1997.

LIQUIDITY AND CAPITAL REQUIREMENTS

      At September 30, 1997, working capital was $50.2 million compared to $25.3 million at December 31, 1996. The Company will fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company has an undrawn $25 million committed revolving credit facility.

      The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that its National Tobacco Company, L.P. subsidiary maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical sales activity. The Company also believes that its NAOC subsidiary maintains adequate inventories and that the supply of such inventory will remain stable for the foreseeable future.

      The Company believes that any effect of inflation at current levels will be minimal. Historically, the Company has been able to increase prices at a rate greater than that of inflation and believes that it will be able to do so in the foreseeable future. In addition, the Company has been able to maintain a stable variable cost structure for its smokeless tobacco products in significant part due to its procurement and reformulation activities.

      Given its current operation, the Company believes that its capital expenditure requirements will remain within the $400,000 to $500,000 range for the next several years.


      The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably forseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

ACCOUNTING PRONOUNCEMENTS

      The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings per Share" for the year ended December 31, 1997. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as stock options and warrants, basic earnings per share will be significantly higher than diluted earnings per share.



ITEM 3.  Not Applicable

                                     PART II
                                OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      By written consent dated September 2, 1997, Helms Management Corporation, as majority stockholder, approved the adoption of the Registrant's 1997 Share Incentive Plan.

ITEM 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

Exhibit
Number                  Description
------                  -----------

27.1                    Financial Data Schedule

      b.    Reports on Form 8-K

            There were no reports on Form 8-K in the Third Quarter of 1997.




                                   SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1997            NORTH ATLANTIC TRADING COMPANY, INC.

                                    /s/ Thomas F. Helms, Jr.
                                    -----------------------------------------
                                    Thomas F. Helms, Jr.
                                    President & Chief Executive Officer


Date:  November 14, 1997            /s/ David I. Brunson
                                    -----------------------------------------
                                    David I. Brunson
                                    Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                  Description
------                  -----------

27.1                    Financial Data Schedule