Form 10-K405
period 1997-12-31
NORTH ATLANTIC TRADING CO INC
filed 1998-03-25
CIK 1042787

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


COMMISSION FILE NUMBER 333-31931

                      NORTH ATLANTIC TRADING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                              13-3961898
--------------------------------            -----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

              257 PARK AVENUE SOUTH, NEW YORK, NEW YORK 10010-7304
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (212) 253-8185

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1998, the only class of voting or non-voting common equity issued and outstanding is the Registrant's Voting Common Stock, par value $.01 per share, 100% of which is owned by 33 record holders, 29 of whom are affiliates or employees of the Registrant. There is no trading market for the Voting Common Stock.

As of February 28, 1998, 528,241 shares of the Registrant's Voting Common Stock, par value $.01 per share, and no shares of the Registrant's Non-Voting Common Stock, par value $.01 per share, were outstanding.

                      NORTH ATLANTIC TRADING COMPANY, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                          PAGE
                                      PART I

Item 1.      BUSINESS....................................................    2
Item 2.      PROPERTIES..................................................   12
Item 3.      LEGAL PROCEEDINGS...........................................   13
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS..........................................   13

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS...........................   14
Item 6.      SELECTED FINANCIAL DATA.....................................   15
Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............   17
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE....................   21

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT............................................   22
Item 11.     EXECUTIVE COMPENSATION......................................   25
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.....................................   35
Item 13.     CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS..............................................   37

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K...................................   38

                                     PART I

Item 1.  Business
         --------

OVERVIEW

         North Atlantic Trading Company, Inc. (the "Company") is a holding company which was organized under the laws of the State of Delaware. The Company has two significant wholly-owned subsidiaries, National Tobacco Company, L.P. ("National Tobacco") and North Atlantic Operating Company, Inc. ("NAOC"). National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the brand names BEECH-NUT REGULAR, BEECH-NUT WINTERGREEN, BEECH-NUT SPEARMINT, TROPHY and HAVANA BLOSSOM. NAOC is the largest importer and distributor in the United States of roll-your-own ("RYO") cigarette papers and other tobacco-related products, which are sold under the ZIG-ZAG brand name pursuant to an exclusive distribution agreement. NAOC imports and distributes RYO cigarette paper and related products which are manufactured and distributed pursuant to a long-term agreement with Bollore Technologies, S.A. ("Bollore").

EVOLUTION OF THE COMPANY

         The Company was formed in 1997 to facilitate a corporate reorganization and related financings in connection with the simultaneous acquisition of NATC Holdings USA, Inc. ("NATC") and its ZIG-ZAG RYO cigarette paper business (the "Acquisition"). Prior to the Acquisition, National Tobacco and its corporate general partner, National Tobacco Finance Corporation ("NTFC"), were wholly-owned subsidiaries of NTC Holding, LLC, a Delaware limited liability company ("LLC"). All of the outstanding interests in LLC, together with certain subordinated debt obligations, were acquired by the Company in connection with the Acquisition. LLC transferred all of its assets to the Company, including the limited and general partnership interests in National Tobacco, and was subsequently dissolved.

         National Tobacco was originally formed in 1988 by the Company's Chairman and Chief Executive Officer, Mr. Thomas F. Helms, Jr., and an investor group led by Lehman Brothers to acquire the smokeless tobacco division of Lorillard, which had introduced the popular BEECH-NUT brand in 1897. Together with the management team he assembled in connection with this initial buyout, Mr. Helms participated in two subsequent leveraged buyouts prior to 1997. Following the Acquisition, the Company's management team increased their equity interest in the business from 48% to 72.9% of the Company's Common Stock (assuming the exercise in full of certain outstanding warrants).

         Upon consummation of the Acquisition, NATC and its operating subsidiary were merged into NAOC. NATC was originally formed by an investor group to acquire certain assets from UST, Inc. ("UST") in March 1993, including the exclusive rights to market and distribute ZIG-ZAG RYO cigarette papers in the United States, Canada and other international markets. UST obtained North American distribution rights for the ZIG-ZAG brands in 1938 from Bollore, a major French manufacturer of high-quality and fine papers. The ZIG-ZAG brand was introduced in France in 1869.

         The Company's principal executive offices are located in New York, New York at 257 Park Avenue South, 7th Floor, New York, New York 10010, and its telephone number is (212) 253-8185.

BUSINESS STRATEGY

         The Company's business strategy is to (i) cultivate sales, marketing and distribution synergies through the merger of the Company's two sales forces, which was accomplished in late 1997; (ii) capitalize on the brand-name identity of its BEECH-NUT, TROPHY and ZIG-ZAG products; and (iii) increase operating efficiencies.

INDUSTRY AND MARKETS

         The Company believes that the smokeless tobacco market, including loose leaf chewing tobacco, and the RYO cigarette paper industry are each characterized by non-cyclical demand, brand loyalty, significant barriers to entry, minimal capital expenditure requirements, high profit margins, strong wholesale prices and the ability to generate strong and consistent free cash flows. Smokeless tobacco products, including chewing tobacco, have a long, established tradition of use in the United States dating back to colonial times. Loose leaf chewing tobacco has generally been most popular in the Southeast, Southwest, rural Northeast and North Central regions of the United States. An estimated 7 million Americans are regular users of smokeless tobacco products, according to the Smokeless Tobacco Council.

Smokeless Tobacco

         The smokeless tobacco industry is comprised of the five product categories listed below. The Company believes that many consumers of smokeless tobacco use products in more than one of the following categories. In addition to the Company, other manufacturers and marketers of smokeless tobacco include:
UST, Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. The Company currently offers only loose leaf chewing tobacco products.

         Moist snuff is cured, aged, flavored and finely ground tobacco packaged in round fiber or plastic cans.

         Loose leaf chewing tobacco is typically made from air-cured leaf tobacco, using both domestic and imported tobaccos, aged, flavored and packed in foil pouches.

         Plug chewing tobacco is made from air-cured leaf tobacco, heavily flavored and pressed into small bricks or blocks.

         Twist chewing tobacco is made of dark, air-cured leaf tobacco, which is twisted into strands that are dried and packaged like a dry, pliable rope.

         Dry snuff is a powdered tobacco product which is sometimes flavored and is packaged in a variety of containers.

         According to information provided by the Smokeless Tobacco Council, manufacturers' sales for smokeless tobacco were $991 million in 1989 and $1.81 billion in 1996, representing a compound annual growth rate of 9.6%. This increase is primarily related to the increase in manufacturers' sales of moist snuff which have grown from $608 million in 1989 to $1.39 billion in 1996, representing a compound annual growth rate of 12.5%. Manufacturers' sales of loose leaf chewing tobacco were $280 million in 1989 and $329 million in 1996, representing a compound annual growth rate of 2.3% during the same period.

Loose Leaf Chewing Tobacco

         Loose leaf chewing tobacco products are typically sold through the following retail distribution channels (in order of importance): food stores, mass merchandisers, convenience stores, discount tobacco stores, chain and independent drug stores. Discount tobacco retailers are an increasingly important distribution channel for all tobacco products, including loose leaf chewing tobacco. Certain retailers purchase loose leaf chewing tobacco direct from manufacturers, although most purchase through wholesale distributors.

RYO Cigarette Paper

         RYO cigarette papers are typically sold through the following retail distribution channels (in order of importance): convenience stores, chain and independent drug stores, mass merchandisers, food stores and discount tobacco stores. Certain retailers purchase RYO cigarette papers direct from manufacturers, although most purchase through wholesale distributors.

PRODUCTS

         The Company manufactures and markets loose leaf chewing tobacco and imports and distributes RYO cigarette papers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of net sales of the Company's principal products.

Loose Leaf Chewing Tobacco

         Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild, each accounting for approximately one half of industry volume. Loose leaf chewing tobacco is made from aged, air-cured tobacco which is processed and flavored and then packaged in foil pouches. The BEECH-NUT brands are available in three flavors: Regular, Wintergreen and Spearmint. BEECH-NUT REGULAR is a full-flavored product and ranks second in sales in the full-flavored loose leaf chewing tobacco category, and third overall. BEECH-NUT WINTERGREEN and BEECH-NUT SPEARMINT were introduced by National Tobacco in 1979 and 1989, respectively. National Tobacco introduced its TROPHY brand into the mild product category of the loose leaf chewing tobacco business in 1992. In addition to the BEECH-NUT brands and TROPHY, National Tobacco also produces a regional brand, HAVANA BLOSSOM, sold primarily in West Virginia, Pennsylvania and Ohio.

RYO Cigarette Papers

         RYO cigarette papers are sold in a variety of different widths and styles, primarily standard width ZIG-ZAG White, ZIG-ZAG 1 1/4 width French Orange and ZIG-ZAG Kutcorners, which is designed for easier hand-rolling. Additionally, in 1989, a waterproof paper brand was developed for sale in Canada. Other products sold under the ZIG-ZAG name are 1 1/2 RYO cigarette papers, Gold Standard tobacco for roll-your-own-cigarettes and ZIG-ZAG cigarette rollers, cigarette tubes and tube injectors.

SALES AND MARKETING

         Following the Acquisition and as part of the integration of the National Tobacco and NAOC businesses, the two existing sales organizations were merged, resulting in National Tobacco having a 110-person sales organization nationwide. National Tobacco and NAOC have entered into a Sales Representation Agreement, effective as of January 1, 1998, pursuant to which National Tobacco has agreed to market NAOC's products.

         Historically, NAOC's sales force focused on wholesalers in the large chain convenience store, drug store and mass merchandising channels without calling on retail outlets, while National Tobacco's larger sales force called on both wholesalers and retail merchants in these channels as well as the food store and discount tobacco store channels. The Company believes that the resources and longstanding relationships of its combined sales force will enable the Company to move each of its product lines into geographical markets and retail channels where they previously had been underrepresented.

         National Tobacco's loose leaf chewing tobacco has historically been distributed through approximately 1,500 wholesale tobacco and food distributors. BEECH-NUT REGULAR and TROPHY represent 59% and 27% of National Tobacco's loose leaf chewing tobacco sales. At the retail level, National Tobacco's loose leaf chewing tobacco products are promoted through in-store volume and price-discount programs and the use of innovative, high visibility point-of-purchase floor and shelf displays, banners and posters. National Tobacco is not reliant upon and does not conduct any print or media consumer advertising.

         NAOC's RYO cigarette papers have historically been distributed through approximately 950 wholesale distributors. Sales by NAOC of its ZIG-ZAG White and ZIG-ZAG French Orange RYO cigarette papers are the most important in terms of volume, accounting for in excess of 85% of NAOC's sales.

         The Company's largest customer is McLane Corporation ("McLane"), which accounted for approximately 16.4% and 12.4% of its loose leaf chewing tobacco and RYO cigarette paper revenues in fiscal 1997, respectively. No other customer represents more than 10% of the Company's revenues, and the Company believes that the loss of any other customer or distributor account would not have a material impact on the financial condition or operations of the Company.

TRADEMARKS AND TRADE SECRETS

         National Tobacco has numerous registered trademarks relating to its loose leaf chewing tobacco products, including the trademarks for its BEECH-NUT and TROPHY products. These trademarks, which are significant to National Tobacco's business, expire periodically and are renewable for additional 20-year terms upon expiration. Flavor formulas relating to National Tobacco's loose leaf chewing tobacco products, which are key assets of its business, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark are owned by Bollore and have been licensed to NAOC; however, NAOC does own the ZIG-ZAG trademark with respect to certain tobacco products.

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

         National Tobacco's loose leaf chewing tobacco is produced from air-cured leaf tobacco. National Tobacco utilizes tobaccos grown domestically in Pennsylvania and Wisconsin and imported from many countries, including, but not limited to, Argentina, Brazil, Columbia, France, Germany, Indonesia, Italy, Mexico and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to an agreement with Lancaster Leaf Tobacco Company of Pennsylvania ("Lancaster"), Lancaster (i) under instructions from National Tobacco, purchases and processes tobacco on an exclusive basis, (ii) stores tobacco inventory purchased on behalf of National Tobacco and (iii) generally maintains a 15- to 24-month supply of National Tobacco's various tobacco types at its facilities. National Tobacco generally maintains a one- to two-month operating supply of tobacco in its Louisville facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

         Other than raw tobacco, the ingredients used in National Tobacco's finished loose leaf chewing tobacco products include food grade flavorings approved by the FDA and other federal agencies. National Tobacco is not dependent upon any one supplier for those raw materials or for the supply of its products' packaging.

RYO Cigarette Paper

         Under normal conditions, pursuant to the Distribution Agreements (as defined), NAOC must purchase its RYO cigarette papers from Bollore. See "Distribution Agreements." To maintain a steady supply of product: (i) NAOC may seek third-party suppliers and continue use of the ZIG-ZAG trademark if Bollore is unable or unwilling to perform under the Distribution Agreement; and (ii) Bollore is required to maintain in a public warehouse in the United States a two-month supply of emergency inventory at Bollore's expense.

         The Distribution Agreements establish the purchase price through 2004, subject to certain annual adjustments to reflect increases or decreases in the U.S. and Canadian Consumer Price Index. Export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days after the bill of lading date and its invoices are payable in French francs. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004. The exchange rate risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 along with the prices to be paid by NAOC to Bollore for the RYO cigarette papers.

         NAOC seeks to maintain an adequate supply of product in addition to the immediately available, two-month emergency inventory on hand at the expense of Bollore. NAOC also builds inventory outside promotional periods in order to have adequate inventory to meet increased demand during promotional periods. NAOC's inventory is maintained at the Company's manufacturing facility in Louisville, Kentucky and in bonded public warehouses located in Reno, Nevada and Pittsburgh, Pennsylvania. See "Distribution Agreements."

MANUFACTURING

         National Tobacco manufactures its loose leaf chewing tobacco products and contracts for the manufacture of its RYO cigarette papers. The Company believes that National Tobacco's production, quality control, research and development, facilities and equipment are vital to maintaining the high-quality brand image and operating efficiency of its loose leaf tobacco products.

Production and Quality Control

         National Tobacco's production process utilizes proprietary techniques and is subject to strict quality control. During each production day, National Tobacco's quality control department periodically tests the quality of the tobacco, casings (flavorings in syrup form), application of casings and packaging. National Tobacco utilizes sophisticated quality control and pilot plant production equipment to test and closely monitor the quality of its products. The quality of National Tobacco's products is largely the result of using high grade, air-cured tobacco leaf, food grade flavorings and ongoing analysis of tobacco cut, flavorings and moisture content.

Research and Development

         National Tobacco has a research and development department that reformulates existing products in an effort to maintain a high level of product consistency and to facilitate the use of less costly raw materials without sacrificing product quality. The Company believes that it will be able to continue to develop cost effective blends of tobacco and flavorings which reduce overall costs without compromising the high product quality.

         National Tobacco spent approximately $318,000, $345,000 and $376,500 on research and development for fiscal years 1995, 1996 and 1997, respectively. NAOC did not spend any amount for research and development during this period.

Facilities and Equipment

         The Louisville, Kentucky plant, which is owned by National Tobacco, was formerly used by Lorillard for the manufacture of cigarettes, cigars and chewing tobacco. This approximately 600,000 square foot facility sits on a 26 acre urban site near downtown Louisville. The majority of the facility's structures sit on half of the total acres. The facilities are in good condition and have received regular maintenance and capital improvement. About two-thirds of the plant is currently utilized, resulting in substantial excess manufacturing and storage capacity. The existing structures would provide ample space to accommodate any expansion of the Company's products.

COMPETITION

         National Tobacco is a leading manufacturer and marketer of loose leaf chewing tobacco, and NAOC is the largest importer and distributor in North America of RYO cigarette papers, with respective market shares of 20.8% and 49%. The other three principal competitors for loose leaf chewing tobacco sales, which, together with National Tobacco, generate more than 95% of such sales, are Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. NAOC's two major competitors for RYO cigarette paper sales, which, together with NAOC, generate 95% of such sales, are Republic Tobacco Co. S.A. and House of Rizla. Certain competitors of the Company are better capitalized than the Company and have greater financial and other resources than those available to the Company. The Company believes that its strong market positions in each of its principal product lines is due to the high brand recognition and perceived quality of each of its products, its manufacturing and operating efficiencies, and its significant sales, marketing and distribution strengths.

EMPLOYEES

         As of February 28, 1998, the Company employed a total of 285 full-time persons. All of the Company's operations are non-union, with the exception of 115 manufacturing employees, who are covered by three collective bargaining agreements expiring in 1998. Two of these agreements covering 112 employees, were each extended for one year pending final resolution of the proposed national settlement of tobacco liability claims.

REGULATION

         The tobacco industry, particularly with respect to cigarettes, has been under public scrutiny for over thirty years. Industry critics include special interest groups, the Surgeon General and many legislators at the state and federal levels. Although the smokeless tobacco companies have come under such scrutiny, much of the focus has been directed at the cigarette industry due to its large size relative to the smokeless tobacco industry.

         Smokeless tobacco manufacturers, like other producers of tobacco products, are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause of the overall decline in consumption of tobacco products. Moreover, the trend is toward increasing regulation of the tobacco industry.

         Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish the minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the United States Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of such advertising expenses; (ii) increase labelling requirements on tobacco products to include, among other things, additional warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration ("FDA"); (v) increase tobacco excise taxes; and (vi) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals;

however, to date, none of such proposals have been enacted by Congress. Future enactment of such proposals or similar bills depending upon their content could have a material adverse effect on the sales, operations or financial condition of the Company.

         In August 1995, the FDA published proposed rules for regulation of tobacco and tobacco products, including smokeless tobacco. Following a year of comment and revision, in August 1996 the FDA promulgated final rules which were scheduled to take effect in August 1997, except for a portion of the rules prohibiting the sale of tobacco to persons under 18, which have become effective already. The FDA's regulations restrict access to tobacco and tobacco products, regulate tobacco labeling, and limit promotion and advertising of tobacco.

         On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals and the appeal is still pending.

         The FDA regulations prohibit self-service displays of tobacco, including smokeless tobacco, and require that a retailer sell cigarettes and smokeless tobacco only in a direct, face to face exchange between the retailer and the consumer. Historically, smokeless tobacco has been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

         In 1996, Massachusetts enacted a statute which requires tobacco companies, including smokeless tobacco companies, to disclose information regarding the ingredients and nicotine content of their products, which information will, subject to certain conditions, be made publicly available. The ingredients of National Tobacco's products are proprietary and such disclosure could result in the manufacture and sale of imitations, which could have a material adverse effect on its smokeless tobacco business. On December 10, 1997, U.S. District Judge O'Toole (D. Mass.) entered a preliminary injunction on behalf of 5 smokeless tobacco companies (including National Tobacco) against the Attorney General of Massachusetts and the Commissioner of Public Health. The order bars the officials from taking any steps to enforce the ingredient-reporting requirements of the Massachusetts statute pending a trial on the merits. The tobacco companies did not seek an injunction against the nicotine reporting requirements of the Massachusetts statute.

         The district court has set a schedule for the receipt and disposition of cross motions for summary judgement. The parties filed these motions on February 13, 1998. After further briefing, the court will hear oral argument on April 8, 1998. The Massachusetts defendants appealed the preliminary injunction order to the U.S. Court of Appeals for the First Circuit. That court has not set a briefing schedule.

         While there is no current regulation materially and adversely affecting the sale of RYO cigarette papers, there can be no assurance that federal, state or local regulations will not be enacted which seek to regulate RYO cigarette papers. In the event such regulations are enacted, depending upon their parameters, they could have an adverse effect on the business of National Tobacco and the financial condition of the Company. Similarly, there can also be no assurance that the FDA will not attempt to regulate the sale of RYO cigarette papers.

POSSIBLE NATIONAL SETTLEMENT OF TOBACCO LIABILITY CLAIMS

         There has been widespread publicity and speculation recently about a possible national settlement of tobacco liability claims. Although the proposed settlement has neither been enacted by the Congress nor has its constitutionality been tested in the courts, its terms were made public on June 21, 1997. If enacted in its present form, the proposed settlement would expand the FDA's authority to regulate the manufacture, marketing and distribution of nicotine-containing tobacco products (e.g., advertising, warning labels, manufacture, display and sale of tobacco products) and to require disclosure of previously non-public or confidential tobacco industry files. If enacted in its present form, the settlement would also create and finance public health programs and education campaigns as well as establish goals for reduction of underage tobacco use and provide a mandatory surcharge on tobacco businesses if such goals are not met. Standards would also be developed to minimize involuntary exposure to second-hand smoke.

         The total face value of the 25-year settlement program would be $368.5 billion, to be borne by the tobacco industry as a deductible, ordinary business expense. The legislation, if enacted in its present form, would also settle certain types of existing lawsuits, including attorney general or similar government actions and class actions. Punitive damages claims arising from conduct preceding enactment of the legislation would be prohibited, no class actions or other devices to resolve cases other than on an individual basis would be permitted without the defendant's consent. An annual aggregate cap would be placed on damages companies would pay. Where such cap is exceeded, settlements and amounts of individual judgements exceeding $1 million would be payable over time, with no more than $1 million to be paid over in any one year in which the aggregate cap would be exceeded. All of the above limitations, except for the limitation of punitive damages, would also apply to suits claiming the occurrence of injury after the effective date of legislation.

         Since the introduction of the settlement on June 21, 1997, there has been extensive public debate over the advisability of the Congress adopting legislation to implement the proposed settlement, including whether payments made pursuant to the settlement should be deductible for tax purposes. It is impossible to predict whether, and in what form, the proposed legislation will be enacted. Assuming some form is enacted, it is unclear what effect, if any, such legislation would have upon the Company or the smokeless tobacco industry.

EXCISE TAXES

         Smokeless tobacco products and RYO cigarette papers have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to federal excise tax. Smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. From July 1, 1986 through December 31, 1990, the excise tax on chewing tobacco was $0.08 per pound. Effective January 1, 1991 the federal excise tax on chewing tobacco was increased to $0.10 per pound, and again increased to $0.12 per pound effective January 1, 1993.

         The excise tax on RYO cigarette paper is $.0075 per fifty papers. Future enactment of increases in excise taxes could have a material adverse effect on the business of National Tobacco. The Company is unable to predict the likelihood of the passage or the enactment of future increases in excise taxes. Tobacco products and RYO cigarette papers are also subject to certain state and local taxes. Budget deficit concerns at the state level continue to exert pressure to increase tobacco excise taxes. From time to time, the imposition of state and local taxes has had limited impact on the National Tobacco's sales regionally. Any enactment of new state excise taxes or increase in existing excise taxes is likely to have an increasingly adverse effect on regional sales.

ENVIRONMENTAL REGULATIONS

         The Company believes that it is currently in substantial compliance with all material environmental regulations and pollution control laws.

DISTRIBUTION AGREEMENTS

         As part of the acquisition of the ZIG-ZAG RYO cigarette paper business, NAOC entered into three long-term distribution and licensing agreements with Bollore with respect to sales of RYO cigarette papers in the United States, Canada and Hong Kong, Singapore, Dubai, Qatar, Oman and Jordan (respectively, the "U.S. Distribution Agreement," the "Canada Distribution Agreement" and the "Other Countries Distribution Agreement," and, collectively, the "Distribution Agreements"). Under the Distribution Agreements, Bollore has granted NAOC the exclusive right to purchase RYO cigarette papers bearing the ZIG-ZAG brand name from Bollore for resale in the countries noted above. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bollore, including the right to determine the distributors of such products within the countries noted above.

         The Distribution Agreements establish the purchase price through 2004, subject to certain annual adjustments to reflect increases or decreases in the U.S. and Canadian Consumer Price Index. Export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days after the bill of lading date and its invoices are payable in French francs. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004. The exchange rate risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 along with the prices to be paid by NAOC to Bollore for the RYO cigarette papers.

         According to NAOC's Distribution Agreements with Bollore, NAOC, under normal conditions, must purchase the finished product only from Bollore. Conversely, Bollore is required by such agreements to provide NAOC the quantities and quality of the products that it desires. The Distribution Agreements provide NAOC with safeguards in order for NAOC to maintain a steady supply of product. Such safeguards include (i) granting NAOC the right to seek third party suppliers with continued use of the ZIG-ZAG trademark if Bollore is unable or unwilling to perform its obligations under the Distribution Agreements and (ii) maintaining a two month supply of emergency inventory in the United States at Bollore's expense.

         Under the Distribution Agreements, NAOC has agreed for the term of the Distribution Agreements and for a period of five years after termination of such Distribution Agreements not to engage, directly or indirectly, in the manufacturing, selling, distributing, marketing or otherwise promoting in the countries identified above RYO cigarette paper or RYO cigarette paper booklets of a competitor without Bollore's consent, except for certain de minimis acquisitions of debt or equity securities of such competitor and certain activities with respect to an alternative supplier used by NAOC as permitted under the Distribution Agreements.

         Each of the Distribution Agreements became effective on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial term of twenty years commencing from the effective date of such agreement and will be renewed automatically for successive twenty year terms unless sooner terminated in accordance with the provisions of such agreement. The Other Countries Distribution Agreement was for an initial term of ten years commencing from the effective date of such agreement and will be renewed automatically for successive ten year terms unless sooner terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which were exceeded in 1997 by a factor of 3.6 times in the U.S.; such minimum purchases are not applicable with respect to the Other Countries Distribution Agreement until the last three years of the initial term of such agreement) of RYO cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year,
(ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company), (iii) upon a change of control of the NAOC or any parent of NAOC without the consent of Bollore, (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, RYO cigarette paper or RYO cigarette paper booklets of a competitor. Additionally, each of the Canada Distribution Agreement and the Other Countries Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

Item 2.  Properties
         ----------

         As of December 31, 1997, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 610,351 square feet. Of this footage, approximately 10,351 square feet are leased and approximately 600,000 are owned.

         To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of nationwide manufacturing and distribution facilities. National Tobacco has one manufacturing and distribution facility located in Louisville, Kentucky and five other public warehouse distribution facilities in other locations throughout the United States. The Company's management will evaluate the potential closure of additional space acquired pursuant to the Acquisition.

         The following table describes the principal properties of the Company (other than sales service centers, sales office space or temporary warehouse space) as of December 31, 1997.

                                                                    Owned or
       Location                Principal Use         Square Feet    Leased
       --------                -------------         -----------    ---------

       New York, NY      Corporate headquarters        10,351       Leased
       Louisville, KY    Loose leaf chewing tobacco   600,000       Owned (1)
                         manufacturing and R&D

--------------------
(1) Encumbered by a mortgage securing all obligations and liabilities under the New Senior Secured Facilities.

Item 3.  Legal Proceedings
         -----------------

         National Tobacco was named as a defendant in a purported class action filed on June 30, 1997 in the 33rd Judicial District Court in the State of Louisiana, Parish of Allen, entitled Doyle v. United States Tobacco Company, et al. The petition, which named as additional defendants three other manufacturers of smokeless tobacco products and a subsidiary of one of the manufacturers, sought an order certifying the proposed class, and the establishment of a medical monitoring fund to monitor the health of the plaintiffs and class members for those diseases and health risks associated with the use of smokeless tobacco products as well as recovery of costs associated with seeking mental health counseling and/or psychiatric care to assist in breaking the nicotine addiction. On January 26, 1998, the plaintiff stipulated to a dismissal of the case without prejudice. On January 28, 1998, the court entered an order voluntarily dismissing the action without prejudice. For a description of other industry litigation in which the Company is a party, see Part I, Item 1. "Business--Regulation."


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         By written consent dated October 16, 1997, Helms Management Corp., as majority stockholder, elected Jack Africk, Kim S. Fennebresque, Jeffrey S. Hay and Jay Martin to the Company's Board of Directors.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
         --------------------------------------------------------------------

         There is no trading market for the Company's Voting Common Stock, par value $.01 per share (the "Common Stock"), and, as of February 28, 1998, such stock was held by 33 stockholders of records, 29 of whom are affiliates or employees of the Company.

         There have been no dividends declared on the Company's Common Stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business; however, the Board of Directors will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. In addition, the payment of dividends by the Company is subject to certain restrictions contained in (i) the Company's senior secured credit facility and
(ii) the indenture and certificate of designation, respectively, in respect of the Company's outstanding senior notes and preferred stock.

         On June 25, 1997, the Company sold $155,000,000 aggregate principal amount of its 11% Senior Notes due 2004, Series A (the "Notes"), as well as 1,360 units (the "Units") consisting of 1,360,000 shares of 12% Senior Payment-In-Kind Preferred Stock, liquidation preference $25 per share (the "Preferred Stock"), and warrants to purchase 44,440 shares of Common Stock. The Company issued warrants to purchase 19,050 shares of Common Stock in addition to those included in the Units. Each warrant entitles the holder upon exercise to receive 32.6765 shares of Common Stock for nominal consideration. During fiscal 1997, options to purchase 46,894 shares of the Company's Common Stock (with an exercise price of $18.19 per share) were issued to executives of the Company.

         The Notes and Units were sold for aggregate cash consideration of $149,962,500 and $32,800,000, respectively, in a private transaction to NatWest Capital Markets Limited and, in the case of the Notes only, to CIBC Wood Gundy Securities Corp. The Company issued 528,241 shares of Common Stock, substantially all of which was issued in exchange for ownership interests in LLC. The balance of the Common Stock was sold for aggregate cash consideration of approximately $700,000 to a group substantially comprised of a limited number of employees and directors of the Company. The sale of the Units and Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder and Section 4(2) thereof.

         On September 19, 1997, the Company commenced an offer to exchange (the "Exchange Offer") all of the outstanding Notes and Preferred Stock for the Company's 11% Senior Notes due 2004, Series B (the "New Notes") and 12% Senior Exchange Payment-In-Kind Preferred Stock (the "New Preferred Stock"), which was registered under the Securities Act of 1933, as amended, and otherwise is the same in all material respects as the Notes and Preferred Stock. The Exchange Offer expired on November 3, 1997, and all of the Notes and Preferred Stock were exchanged for New Notes and New Preferred Stock.

Item 6.  Selected Financial Data
         -----------------------

                      CONSOLIDATED SELECTED FINANCIAL DATA
                (Amounts in thousands, except per share amounts)

         The following table sets forth the consolidated selected statement of operations, other and balance sheet data for the Company and its predecessor for the periods indicated. The selected data is derived from the audited consolidated financial statements of the Company and its predecessor for such years. As described in the consolidated financial statements, the Company completed an acquisition of NATC and a recapitalization of the Company on June 25, 1997. Additionally, as described in the notes to the consolidated financial statements, the Company's predecessor was recapitalized on May 17, 1996 in connection with the formation of the Company. As such, the selected data of the Company and its predecessor are not comparable in certain respects due to the purchase accounting effect of this acquisition and these recapitalizations. This selected data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and its predecessor, and the related notes thereto, and the Management Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                              The Company                          The Predecessor
                                      --------------------------   ---------------------------------------------
                                          Year
                                          Ended      Period from   Period from
                                      December 31,   5/17/96 to     1/1/96 to         Year Ended December 31,
                                         1997(1)      12/31/96       5/17/96       1995        1994        1993


STATEMENT OF OPERATIONS DATA:
  Net Sales............................ $ 84,430       $ 36,126      $19,810    $ 52,630     $ 51,376    $ 52,312
  Income (loss) from continuing
    operations (net of preferred
    stock dividends of $2,268 in 1997)
    applicable to common shares(2).....    5,146            383        1,132       2,628        5,812      (1,465)
  Net income (loss) applicable
    to common shares(2)................   (1,975)           383        1,132       2,505        5,812      (1,465)
  Income from continuing operations
    attributable to common shares
    per common share:
  Basic................................     9.75             --           --          --           --          --
  Diluted..............................     8.42             --           --          --           --          --
  Net income (loss) attributable to
    common shares per common share:
  Basic................................    (3.73)            --           --          --           --          --
  Diluted..............................    (3.23)            --           --          --           --          --
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets.........................  273,239       96,553        81,887     80,517       82,136      85,615
  Total debt, including current
    maturities.........................  230,000       70,696        48,388     48,782       54,888      62,200
  Mandatorily redeemable preferred
    stock..............................   34,581             --           --          --           --          --
OTHER DATA:
  Adjusted EBITDA(3)...................   32,668       10,885        4,810      13,939       10,489      11,715

----------------------
(1) The selected data for the year ended December 31, 1997 includes the results of operations of NAOC since its acquisition on June 25, 1997.

(2) Net income (loss) attributable to common shares for the year ended December 31, 1997 includes an extraordinary loss of $7,121 (net of income tax benefit of $4,365) related to the write-off of debt discounts and deferred financing costs upon the occurrence of the recapitalization of the Company on June 25, 1997. Income (loss) from continuing operations and net income
     (loss) applicable to common shares for the periods prior to June 25, 1997 does not include income tax expense because the Company and the Predecessor were a limited liability company and a partnership, respectively, prior to June 25, 1997, and did not incur any federal or state income taxes for such periods. Income (loss) from continuing operations and net income (loss) applicable to common shares for the year ended 1995 includes a one-time charge of $1,561 for abandoned debt issuance costs. Income (loss) from continuing operations and net income (loss) applicable to common shares for the year ended December 31, 1994 includes a one-time charge of $352 for abandoned debt issuance costs and one-time benefits of $812 and $2,267 to adjust the reserves for asbestos removal and postretirement benefits, respectively.

(3) Adjusted EBITDA represents operating income plus depreciation, amortization and certain non-cash charges. Adjusted EBITDA is presented because management believes that Adjusted EBITDA is useful as an indicator of the Company's historical cash flow available to service its debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with generally accepted accounting principles (GAAP)) as a measure of the Company's operating results or cash flows (as determined in accordance with GAAP) as a measure of the Company's liquidity.


     Following is a reconciliation of net income to Adjusted EBITDA:

                                              The Company                          The Predecessor
                                      --------------------------   ---------------------------------------------
                                          Year
                                          Ended      Period from   Period from
                                      December 31,   5/17/96 to     1/1/96 to         Year Ended December 31,
                                         1997(1)      12/31/96       5/17/96       1995        1994        1993

Net income (loss)...................... $    293       $    383      $ 1,132    $  2,505     $  5,812    $ (1,465)
   Interest expense, net...............   18,361          6,398        2,453       7,239        6,834       6,896
   Income tax expense..................      852             --           --          --           --          --
   Depreciation........................    1,619          1,034          454       1,073        1,038       1,007
   Amortization........................    3,213            504          365         973        1,038       1,040
   Other (income) expense..............      (34)          (117)          (5)      1,336       (2,875)        (27)
   Financial advisory fee expense......       --             --          114         300          300         300
   LIFO adjustment.....................     (129)         2,619          187         (53)         609       3,964
   Stock option compensation expense...      900             --           --          --           --         --
   Postretirement expense (benefit)....      472             64          110         443       (2,267)        --
   Cumulative effect of accounting
      change...........................       --             --           --         123           --         --
   Extraordinary loss, net of income
      tax benefit......................    7,121             --           --          --           --          --
                                        --------       --------      -------    --------     --------    --------
Adjusted EBITDA........................ $ 32,668       $ 10,885      $ 4,810    $ 13,939     $ 10,489    $ 11,715
                                        ========       ========      =======    ========     ========    ========

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

         The discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 1997, 1996 and 1995. The following table sets forth certain statement of operations data and the related percentage of net sales (dollars in thousands):

                                                                     Year Ended December 31,
                                            ------------------------------------------------
                                                   1997                     1996 (1)                    1995
                                            --------------------     -------------------       --------------------

Net sales.................................. $84,430      100.0%       $ 55,936     100.0%       $ 52,630      100.0%
Cost of sales..............................  27,665       32.8          23,254      41.6          20,491       38.9
                                            -------      -----        --------     -----        --------      -----
Gross profit...............................  56,765       67.2          32,682      58.4          32,139       61.1
Selling, general and
  administrative expenses..................  26,959       31.9          21,569      38.6          19,963       38.0
Amortization of intangible assets..........     3,213      3.8              869      1.5              973       1.8
                                            ---------   ------        ---------   ------        ---------    ------
Operating income...........................  26,593       31.5          10,244      18.3          11,203       21.3
Interest expense & financing costs, net....  18,361       21.7           8,851      15.8           7,239       13.8
Other expense (income).....................     (34)        --            (122)     (.2)           1,336        2.5
                                            -------        ---        --------     ----         --------       ----
Income before income tax expense,
  cumulative effect of accounting change
  and extraordinary loss...................   8,266        9.8           1,515       2.7           2,628        5.0
Income tax expense.........................     852        1.0              --        --              --         --
                                            -------       ----        --------       ---        --------       ----
Income before cumulative effect
  of accounting change
  and extraordinary loss...................   7,414        8.8           1,515       2.7           2,628        5.0
Cumulative effect of
  accounting change........................      --         --              --        --             123         .2
Extraordinary loss.........................  (7,121)       8.4              --        --              --         --
                                            -------       ----        --------       ---        --------        ---
Net income................................. $   293        .4%        $  1,515       2.7%       $  2,505        4.8%
                                            =======     =====         ========    ======        ========     ======


(1) The results of operations for the year ended December 31, 1996, include the Company's results from May 17, 1996 through December 31, 1996 and its predecessor's results from January 1, 1996 through May 17, 1996.


COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Net Sales. For the year ended December 31, 1997, consolidated sales were $84.4 million, an increase of 50.9%, or $28.5 million, from the prior year period. On June 25, 1997, the Company acquired NAOC and its operating results have been included thereafter. Sales of NAOC since June 25, 1997 were 36.3% of the Company's consolidated sales or $30.6 million. Sales of smokeless tobacco products for the year ended December 31, 1997 decreased 3.8% or $2.1 million, reflecting a volume decrease of 5.0% which was partially offset by a manufacturers' price increase of 3.6% which occurred in July, 1997.

         Gross Profits. Gross profit and gross profit percentage for the year ended December 31, 1997 increased to $56.8 million or 67.2% of net sales compared to $32.7 million or 58.4% of net sales for the prior year. Gross profit of NAOC since June 25, 1997 was 37.3% of the Company's consolidated gross profit or $21.2 million. Gross profit of smokeless tobacco products for the year ended December 31, 1997 increased 8.9%, or $2.9 million, of which $3.2 million was due to LIFO inventory adjustments. Disregarding LIFO adjustments, gross profit of smokeless tobacco products decreased 1.0%.

         Currency. Currency movements and price increases are the primary adjustment factors for changes in costs of goods sold for NAOC. NAOC purchases cigarette papers from Bollore, on terms of net 45 days in French francs. Thus, NAOC bears certain foreign exchange risks in its inventory purchases. To hedge this risk, NAOC utilizes the short-term forward currency contracts, through which NAOC secures French francs in order to provide payment for its monthly purchases of inventory. In addition, Bollore provides a contractual hedge against substantial currency fluctuation in its agreement with NAOC. For the year ended December 31, 1997, currency rates were favorable due to the strength of the U.S. dollar against the French franc and the Company was able to hedge its currency risk by utilizing short-term forward currency contracts through which NAOC purchases French francs. In the event that the strength of the French franc increases against the U.S. dollar, the Company may have to reassess its currency strategy.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1997 increased 25.0% to $27.0 million from last year's $21.6 million. This increase was due to the addition of three new members of senior management, an increase in legal fees, costs associated with the relocation of the Company's executive offices and expenses associated with the Company's membership in the Smokeless Tobacco Council. In addition, selling, general and administrative expenses of NAOC since June 25, 1997 were $1.8 million, or 8.4% of the increase.

         Amortization of Intangible Assets. Amortization of intangible assets for the year ended December 31, 1997 was $3.2 million compared to $0.9 million for the prior year. This increase was due to the increase in intangible assets as a result of the Acquisition.

         Interest Expense and Financing Costs. Interest expense and financing costs increased to $18.4 million for the year ended December 31, 1997 from $8.9 million for the prior year. This increase was the result of additional indebtedness incurred in connection with the Acquisition and related recapitalization.

         Income Tax Expense. LLC and National Tobacco were a limited liability company and a partnership, respectively, for federal and state income tax purposes through June 25, 1997 and, accordingly, did not incur any income taxes prior to such date. The income tax provision of $0.8 million for the year ended December 31, 1997 includes a current provision of $4.4 million, and an income tax benefit for the initial set-up of deferred income taxes of $3.6 million. The initial set-up of deferred income taxes was necessary to record the Company's deferred income tax assets and liabilities as of June 25, 1997 which had not been previously recorded due to its non-taxable status.

         Extraordinary Loss. The Company recorded an extraordinary loss of $7.1 million (net of income tax benefit of $4.4 million) related to the write-off of deferred financing costs and the debt discount due to the recapitalization of the Company on June 25, 1997.

         Net Income. Due to the factors described above, there was net income of $0.3 million for the year ended December 31, 1997 compared to net income for the prior year of $1.5 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         Net Sales. Net sales for the year ended December 31, 1996 were $55.9 million compared to $52.6 million for the year ended December 31, 1995, an increase of 6.3%. This increase in net sales was primarily attributable to the continued growth of TROPHY, and the implementation of a 6.2% manufacturers' price increase in June 1996, which partially offset the year-to-year decline in net unit volume of 2.6%.

         Gross Profit. Gross profit for the year ended December 31, 1996 was $32.7 million, or 58.4% of net sales, compared to $32.1 million, or 61.1% of net sales, for the year ended December 31, 1995. The increased net sales were partially offset by the non-cash LIFO charge of $2.8 million in 1996. Excluding such LIFO adjustments, the gross profit margin would have been 63.4% in 1996 compared to 61.0% in 1995. This increase in gross profit margin was primarily attributable to the aforementioned increase in net sales combined with stable variable costs on a per pound basis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1996 were $21.6 million, or 38.6% of net sales, an increase from $20.0 million, or 38.0% of net sales, for the same period in 1995. This increase of $1.6 million was primarily due to increased promotional activity for TROPHY and BEECH-NUT REGULAR.

         Amortization of Intangible Assets. Amortization of intangible assets for the year ended December 31, 1996 was $0.9 million, a decrease from $1.0 million for the same period in 1995. This decrease reflects the write-off of certain intangible assets related to the May 17, 1996 recapitalization, partially offset by the increase in related goodwill.

         Interest Expense and Financing Costs. Interest expense and financing costs for the year ended December 31, 1996 increased $1.6 million, or 22.3%, from $7.2 million for the year ended December 31, 1995 to $8.9 million. This increase was a result of the additional indebtedness incurred in the May 17, 1996 recapitalization.

         Other Expense (Income). Other income in 1996 was $0.1 million and other expense in 1995 was $1.3 million. Other expense in 1995 included $1.5 million of abandoned debt issuance costs associated with a proposed refinancing.

LIQUIDITY AND CAPITAL REQUIREMENTS

         At December 31, 1997, working capital was $49.2 million compared to $25.3 million at December 31, 1996. The Company will fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company has an undrawn availability of $24 million under its committed $25 million revolving credit facility.

         The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that National Tobacco maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical sales activity. The Company also believes that NAOC maintains adequate inventories and that the supply of such inventory will remain stable for the foreseeable future.

         The Company believes that any effect of inflation at current levels will be minimal. Historically, the Company has been able to increase prices at a rate greater than that of inflation and believes that it will be able to do so in the foreseeable future. In addition, the Company has been able to maintain a stable variable cost structure for its smokeless tobacco products due in part to its procurement and reformulation activities.

         For 1997, the Company spent $704,000 in capital expenditures of which approximately $341,000 related to the relocation of the Company's headquarters. Given its current operation, the Company believes that its annual capital expenditure requirements for 1998 will be in the $400,000 to $500,000 range.

         The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statements does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this new accounting standard is not expected to have a material impact on the Company's consolidated financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's Executive Committee in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. This statement's requirements are disclosure oriented and, therefore, will not have an impact on the Company's financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward- looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, access to sufficient quantities of raw material or inventory, wholesale ordering patterns, product liability litigation and changes in tobacco products regulation.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of Coopers & Lybrand L.L.P., independent certified public accountants, with respect thereto, referred to in the Index to Consolidated Financial Statements and Financial Statement Schedules of the Company contained in Item 14(a), appear on pages F-1 through F-30 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.


Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company. See "Election of Directors."

Name                                  Age    Position
----                                  ---    --------

Thomas F. Helms, Jr..............      57    Chief Executive Officer and Chairman of the Board
Jack Africk......................      69    President, Chief Operating Officer and Director
David I. Brunson.................      47    Executive Vice President--Finance and Administration, Chief
 .................................            Financial Officer and Director
Jeffrey S. Hay...................      37    Executive Vice President, General Counsel and Director
Jay Martin.......................      63    Executive Vice President--Governmental Relations and Trade
                                             Development and Director
Kim S. Fennebresque..............      48    Director
Maurice R. Langston..............      68    Director and Vice-Chairman of the Board
Alan R. Minsterketter............      45    Director
Arnold Sheiffer..................      65    Director


         Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chief Executive Officer, Chairman of the Board and the sole member of the Administration Committee of the Company since June 1997 and a member of the Company's Executive Committee since December 1997. He served as President of the Company and its subsidiaries (other than International Flavors and Technology, Inc. ("IFT")) until January 1, 1998; and he currently serves as Chairman of the Board of each of the Company's corporate subsidiaries. He has been Chief Executive Officer of National Tobacco and NTFC since 1988 and has held the same office with NAOC and IFT since October 1997. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation's smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. Prior to that time, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon Consumer Products Corporation.

         Jack Africk. Jack Africk has been a Director and a member of the Executive Committee of the Company since October and December 1997, respectively, and President and Chief Operating Officer of the Company and each of its subsidiaries (other than IFT) since January 1998. In February 1998, Mr. Africk became a Director of each of the Company's corporate subsidiaries. Beginning in 1996 and until the consummation of the Acquisition, he was Chief Executive Officer of NATC. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC. Mr. Africk is a former Vice Chairman of UST. From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company.

         David I. Brunson. David I. Brunson has been Executive Vice President--Finance and Administration, Chief Financial Officer and a Director of the Company since June 1997 and a member of the Company's Executive Committee since December 1997. He has held the same offices with National Tobacco and NTFC (since April 1997), NAOC (since October and June 1997, respectively) and IFT (since October 1997). In addition, he currently holds the offices of Treasurer and Assistant Secretary with each of the Company's subsidiaries (other than IFT). Mr. Brunson has also served as a member of the Board of the Directors of each of the Company's corporate subsidiaries since October 1997 (or, in the case of NAOC, since June 1997). Prior to joining the Company, from November 1992 until April 1997, he was employed as a Managing Director at Societe Generale and established and was President of Societe Generale Investment Corporation. From July 1979 until November 1992, he was employed at The First National Bank of Chicago, lastly as a Managing Director in the Investment Banking Division.

         Jeffrey S. Hay. Jeffrey S. Hay has been a Director of the Company and each of its corporate subsidiaries since October 1997 and a member of the Company's Executive Committee since December 1997. In July 1997, he became Executive Vice President and General Counsel of the Company, and has held the same offices with the Company's subsidiaries since October 1997. Mr. Hay has also served as Secretary of the Company and its subsidiaries since June 1997 (or, in the case of National Tobacco and IFT, since October 1997). From 1993 until July 1997, Mr. Hay was a founding partner of Fennebresque, Clark, Swindell & Hay, and he is currently of counsel to the firm.
From 1990 until 1993, he was a partner of Moore & Van Allen.

         Jay Martin. Jay Martin has been a Director of the Company since June 1997 and Executive Vice President--Governmental Relations and Trade Development of the Company and its subsidiaries (other than IFT) since January 1998. Prior to January 1998, Mr. Martin served as Executive Vice President and Chief Operating Officer of the Company, National Tobacco and NTFC. From 1991 until December 1996, he was a consultant to National Tobacco. A former owner of a tobacco and candy wholesale distributor (and customer of National Tobacco), Mr. Martin has 40 years experience in the tobacco industry. Mr. Martin also served for five years as a consultant to R.J. Reynolds Tobacco Co. ("RJR") in the area of wholesale distribution.

         Kim S. Fennebresque. Kim S. Fennebresque has been a Director of the Company since October 1997. He has also served as Chairman of the Audit and Compensation Committees of the Board of Directors since November and December 1997, respectively. From July 1994 to January 1998, Mr. Fennebresque was a Managing Director of UBS Securities LLC, and prior to that, a partner of Lazard Freres & Co.

         Maurice R. Langston. Maurice R. Langston has been a Director of the Company since June 1997 and Vice Chairman of the Board since January 1998. From June 1997 until October 1997, he served as Executive Vice President--Sales of the Company. From April 1988 until October 1997 he held the same office with National Tobacco. Mr. Langston, who has worked in the smokeless tobacco industry for 46 years, was also a Vice President of Sales of Culbro Corporation's smokeless tobacco division prior to its sale to American Maize-Products Company in March 1986.

         Alan R. Minsterketter. Alan R. Minsterketter has been a Director of the Company since June 1997. From June 1997 until October 1997, he served as Senior Vice President--Purchasing, Distribution and Operations of the Company. He has held the same office with National Tobacco since April 1997 and NAOC since October 1997. From 1988 until April 1997, he was Vice President--Finance and Chief Financial Officer of National Tobacco and NTFC. Prior to that, Mr. Minsterketter held various accounting-related positions with Lorillard.

         Arnold Sheiffer. Arnold Sheiffer has served as a Director of the Company since June 1997. He has also served as a member of the Audit and Compensation Committees of the Board of Directors since November and December 1997, respectively. Mr. Scheiffer has been a Director of Spanish Broadcasting System, Inc. since 1994 and a Managing Director of Shenkman Capital Management, Inc. since 1995. From 1990 to 1994, he was President and Chief Operating Officer of Katz Media Corp., and prior to that, Managing Partner of A. Sheiffer and Company, Certified Public Accountants.

ELECTION OF DIRECTORS

         Pursuant to the terms of an Exchange and Stockholders' Agreement, dated as of June 25, 1997, among the Company and certain of the stockholders of the Company (the "Stockholders' Agreement"), Mr. Helms has the ability to elect all of the directors of the Company unless dividends are not paid in cash to the holders of the Company's Senior Preferred Stock when such dividends are required to be paid in cash, in which event such holders have the right to elect two directors. Messrs. Helms and Brunson have served as directors of the Company since June 17, 1997 following the formation of the Company. Messrs. Langston, Minsterketter and Sheiffer have served as directors since June 25, 1997, the date the Acquisition was consummated. The other four members of the Board of Directors have served as directors since October 1997. Each director is to serve until the next annual meeting of shareholders (or written consent in lieu thereof) and until his successor is elected and duly qualified.

         None of the present directors is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940, except as indicated above. No family relationships exist between any director or executive officer of the Company.

Item 11.  Executive Compensation
          ----------------------

         The following table summarizes the compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company who earned in excess of $100,000 for the Company's (or its subsidiaries') fiscal years ended December 31, 1996 and 1997 (each person appearing in the table is referred to as a "Named Executive"):

                           SUMMARY COMPENSATION TABLE

                                                                          Annual Compensation      All Other
NAME AND PRINCIPAL POSITION                                    Year       Salary ($)  Bonus ($)    Compensation ($)
---------------------------                                    ----       ----------  ---------    ----------------

Thomas F.  Helms, Jr.                                        1996         $297,462      $134,820        $50,274  (1)
    Chief Executive Officer . . . . . . . . . . . . .        1997          343,172        79,372         37,901  (2)

David I. Brunson. . . . . . . . . . . . . . . . . .          1996              N/A           N/A            N/A
    Executive Vice President-Finance and                     1997          200,099            --         62,253  (3)
    Administration and Chief Financial Officer

Maurice R. Langston(4) . . . . . . . . . . . . . . . .       1996          167,974        38,802             --
    Vice-Chairman                                            1997          179,890        22,880          2,850  (4)

Jay Martin. . . . . . . . . . . . . . . . . . . . .          1996              N/A           N/A            N/A
    Executive Vice President-Governmental                    1997          195,995            --             --
    Relations and Trade Development

Clifford D. Ray. . . . . . . . .. . . . . . . . . .
    Senior Vice President-Marketing                          1996          153,077        35,961         15,766
                                                             1997          163,148        20,800         13,533  (5)


--------------------
(1) Includes insurance premiums of $41,738 paid by the Company with respect to term life insurance and contributions by the Company of $8,536 to a defined contribution plan.

(2) Includes insurance premiums of $33,151 paid by the Company with respect to term life insurance and contributions by the Company of $4,750 to a defined contribution plan.

(3) Includes insurance premiums of $9,180 paid by the Company with respect to term life insurance and a payment of $37,333 pursuant to a relocation package.

(4) During 1996 and 1997 Mr. Langston held the position of Executive Vice President-Sales. Includes contributions by the Company of $2,850 to a defined contribution plan.

(5) Includes insurance premiums of $8,753 paid by the Company with respect to term life insurance, contributions of $4,750 to a defined contribution plan.

                                  STOCK OPTIONS

         The following table contains information concerning the grant of stock options to the Named Executives during the Company's last fiscal year:

                        OPTION GRANTS IN LAST FISCAL YEAR


                       Shares of       % of Total
                     Common Stock        Options                      Grant Date
                      Underlying       Granted to     Exercise       Fair Value of                        Grant Date
                        Options       Employees in      Price        Common Stock    Expiration           Present Value(2)
Name                  Granted(1)       Fiscal Year     ($/Sh)           ($/Sh)          Date                   ($)
----                  ----------       -----------     ------      ----------------  ----------           --------

David I. Brunson         30,928           65.6          18.19              40        4/23/2012          819,901

Jeffrey S. Hay           15,966           34.4          18.19              40        7/28/2012          423,259

----------------------
(1) See "Employment and Consulting Agreements--David I. Brunson" and "--Jeffrey S. Hay" for a description of tax reimbursement provisions contained in the stock option agreements pursuant to which Messrs. Brunson and Hay's options were granted.

(2) The grant date present value was determined as the difference between the grant date fair value of the common stock and the present value of the exercise price over the expected life, assumed to be five years, at a risk free interest rate of 6.0% with no assumed dividend yield.


COMMITTEES OF THE BOARD

         The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee and an Administration Committee. The members of the Executive Committee for fiscal 1997 were Messrs. Helms, Africk, Brunson and Hay. The members of the Audit and Compensation Committees for fiscal 1997 were Messrs. Fennebresque and Sheiffer. The sole member of the Administration Committee, which administers the Company's 1997 Share Incentive Plan, was Thomas F. Helms, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Thomas F. Helms, Jr. is the sole member of the Company's Administration Committee and was, until October 1997, the sole director of the Board of Directors of NTFC. As such, he performed the equivalent function of a compensation committee for these entities. Mr. Helms's relationship with NTFC, National Tobacco and the Company is set forth under "Board of Directors and Executive Officers." On April 26, 1988 and December 15, 1988, Thomas F. Helms, Jr., President and Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively in connection with the purchase of a portion of his partnership interests in National Tobacco and executed a note payable to the Company. The note bears interest in kind at a rate of 3% over the prime rate. As of December 31, 1997, amounts outstanding under this note were approximately $241,000.

         From July 1994 to January 1998, Kim S. Fennebresque, the current Chairman of the Company's Compensation Committee, was a Managing Director of UBS Securities LLC, and prior to that, a partner of Lazard Freres & Co. Mr. Fennebresque's relationship with the Company is set forth under "Board of Directors and Executive Officers." UBS Securities LLC ("UBS") has served as a financial advisor to the Company in connection with the Acquisition and related transactions. In connection therewith, in 1997 UBS received a fee of $1.56 million and the reimbursement of certain out-of-pocket expenses.

COMPENSATION OF DIRECTORS

         Directors who do not receive compensation as officers, employees or consultants of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees. Kim S. Fennebresque receives additional compensation of $25,000 in his capacity as Chairman of the Company's Audit and Compensation Committees.

EMPLOYMENT AND CONSULTING AGREEMENTS

THOMAS F.  HELMS, JR.

         Thomas F. Helms, Jr., Chief Executive Officer of the Company, has an employment agreement with the Company (the "Helms Employment Agreement") pursuant to which Mr. Helms will receive an annual base salary of $350,000 to be reviewed annually, plus a bonus in accordance with the Company's Bonus Program (as defined). The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms will receive various other benefits, including life insurance and health, hospitalization, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision extending twelve months following the termination of Mr. Helms's employment for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, except that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I.  BRUNSON

         David I. Brunson, Executive Vice President--Finance and Administration and Chief Financial Officer of the Company, has an employment agreement with the Company (the "Brunson Employment Agreement") pursuant to which Mr. Brunson will receive an annual base salary of $300,000 to be reviewed annually, plus a bonus in accordance with the Company's Bonus Program. The Brunson Employment Agreement provides for a two-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Brunson will receive various other benefits, including life insurance and medical, disability, pension benefits, club memberships, stock options and reimbursements of certain expenses. The Brunson Employment Agreement includes a non-compete provision extending twelve months following the termination of Mr. Brunson's employment for any period during which severance is paid to Mr. Brunson. Mr. Brunson is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, except that the bonus received shall be only for the year in which the termination occurred, and shall be prorated. In connection with his employment, Mr. Brunson also has reached an agreement with the Company pursuant to which he is entitled to receive options to purchase 30,928 shares of Common Stock of the Company. One-third of these options were vested as of the closing of the Acquisition and one-third of these options will vest on each of the first two anniversaries of the date of his employment, April 23, 1997. In connection with the exercise of such options and subject to certain limitations, including a requirement that Mr. Brunson shall not leave, resign or be terminated for cause, the Company has agreed to pay Mr. Brunson an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

         In connection with his employment, Mr. Brunson has also reached an agreement with Mr. Helms regarding payment of additional compensation. This agreement provides for payment to Mr. Brunson upon the occurrence of certain events, provided he is either an employee at the time payment is due or has been terminated other than for cause no more than eighteen months prior to the time such payment is due. In the event of a sale (a "Sale") of substantially all of the outstanding equity or all or substantially all of the assets of the Company prior to a Termination Event (as defined below), Mr. Helms has agreed to pay Mr. Brunson an amount equal to 1.78% of the value of the common equity of the Company (subject to dilution) less $445,000. A Termination Event is the earlier of a refinancing of the Company's indebtedness (other than in connection with the acquisition of NATC) or May 1, 2001. No payment will be required in the event of: (a) a prior occurrence of an Adverse Condition (as defined in the operating agreement of NTC Holding LLC); (b) a Sale in which Mr. Helms receives proceeds of less than $25 million; or (c) a merger or consolidation of the Company in which management receives a significant equity stake in the surviving company and Mr. Brunson receives employment terms comparable to his present terms. In addition, if the Company is recapitalized twice, the first recapitalization occurring after the NATC transaction and prior to May 17, 2001, and the second recapitalization resulting in payments to the equity holders of the Company of equal to or greater than $25 million, then Mr. Helms will increase Mr. Brunson's equity ownership in the Company by 1%.

JEFFREY S. HAY

         Jeffrey S. Hay, Executive Vice President, General Counsel and Secretary of the Company, has an employment agreement with the Company (the "Hay Employment Agreement") pursuant to which Mr. Hay will receive an annual base salary of $250,000 to be reviewed annually, plus a bonus in accordance with the Company's Bonus Program. The Hay Employment Agreement provides for a two-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Hay will receive various other benefits, including life insurance and medical, disability, pension benefits, stock options and reimbursements of certain expenses. The Hay Employment Agreement includes a non-compete provision extending twelve months following the termination of Mr. Hay's employment for any period during which severance is paid to Mr. Hay. Mr. Hay is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, except that the bonus received shall be only for the year in which the termination occurred, and shall be prorated. In connection with his employment, Mr. Hay also has reached an agreement with the Company pursuant to which he is entitled to receive options to purchase 15,966 shares of Common Stock of the Company. One-third of these options were vested as of July 28, 1997 and one-fifth of the remaining options will vest on each of the first five anniversaries of the date of his employment, July 28, 1997. In connection with the exercise of such options and subject to certain limitations, including a requirement that Mr. Hay shall not leave, resign or be terminated for cause, the Company has agreed to pay Mr. Hay an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

JACK AFRICK

         Jack Africk, President and Chief Operating Officer of the Company, has an employment agreement with the Company (the "Africk Employment Agreement") pursuant to which Mr. Africk will receive an annual base salary of $325,000 to be reviewed annually, plus a bonus in accordance with the Company's Bonus Program. The term of the Employment Agreement commenced January 1, 1998 and is terminable at will. In addition, Mr. Africk will receive various other benefits, including pension benefits and reimbursements of certain expenses. The Africk Employment Agreement includes a non-compete provision effective during the term of employment and for a period of five years thereafter. Mr. Africk is not entitled to severance or continuation of benefits following a termination of his employment with or without cause, subject to the possible reinstatement of his consulting agreement with the Company in the manner described below. In connection with his employment, Mr. Africk also has reached an agreement with the Company pursuant to which he is entitled to receive options to purchase 14,962 shares of Common Stock of the Company. One-fourth of these options vest on March 31, 1998 and one-fourth of these options will vest at the end of each of the remaining fiscal quarters of 1998. In connection with the exercise of such options and subject to certain limitations, including a requirement that Mr. Africk shall not leave, resign or be terminated for cause, the Company has agreed to pay Mr. Africk an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

         In June 1997, Mr. Africk entered into a consulting agreement with the Company (the "Africk Consulting Agreement"), pursuant to which Mr. Africk would be entitled to receive an annual consulting fee of $300,000 plus a minimum bonus of $75,000 per annum in accordance with the Company's existing Bonus Program if certain financial targets were met. Pursuant to the Africk Employment Agreement, all rights and obligations under the Africk Consulting Agreement are suspended and, effectively, terminated, unless Mr. Africk's employment is terminated by the Company without cause or by Mr. Africk for good reason (in which case the Africk Consulting Agreement will be reinstated in accordance with its terms from the date of such termination until the later of June 30, 1999 or ninety days following the effective date of such termination).

JAY MARTIN

         Jay Martin, Executive Vice President and Chief Operating Officer of the Company, has an employment agreement with the Company (the "Martin Employment Agreement"), pursuant to which Mr. Martin will receive an annual base salary of $200,000 plus a bonus in accordance with the Company's Bonus Program. The Martin Employment Agreement provides for a one year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Martin will receive various other benefits, including insurance, retirement and hospitalization benefits. The Martin Employment Agreement also includes confidentiality and non-compete provisions extending twelve months from and after the termination of Mr. Martin's employment. Mr. Martin is entitled to severance in an amount equal to his then current salary for the greater of the remaining term of the Martin Employment Agreement or sixty days. Any bonus to be paid during the year of his termination shall be computed on the basis of the Company's net income from the beginning of the relevant fiscal year to the date of termination.

RETIREMENT PLAN

         The table below illustrates the approximate amounts of annual normal retirement benefits payable under the Company's Retirement Plan (as defined herein).

                                                         Annual Benefits at Retirement with
                         Average                             Years of Credited Service(a)
                      Compensation         10            15          20           25           30           35
                      ------------      ---------    ----------  ----------   ----------   ----------   ----------

                      $  125,000        $  15,000   $  22,500   $   30,000    $  37,500  $    45,000  $    52,500
                         150,000           18,000      27,000       36,000       45,000       54,000       63,000
                         175,000           21,000      31,500       42,000       52,500       63,000       73,500
                         200,000           24,000      36,000       48,000       60,000       72,000       84,000
                         225,000           27,000      40,500       54,000       67,500       81,000       94,500
                         250,000           30,000      45,000       60,000       75,000       90,000      105,000
                         300,000           36,000      54,000       72,000       90,000      108,000      126,000
                         400,000           48,000      72,000       96,000      120,000      144,000      168,000
                         450,000           54,000      81,000      108,000      135,000      162,000      189,000
                         500,000           60,000      90,000      120,000      150,000      180,000      210,000

--------------------
(a) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.

         The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

         A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the individuals named in the Summary Compensation Table are as follows: Thomas F. Helms, Jr., 10 years; David I. Brunson, 0 years; Jay Martin, 0 years; Maurice R. Langston, 10 years; and Clifford D. Ray, 16 years.

BONUS PROGRAM

         The National Tobacco Company Management Bonus Program ("Bonus Program") provides executive officers and other participants designated by National Tobacco's Management Committee with an opportunity to receive bonus pay, based primarily on annual EBITDA performance.

1997 SHARE INCENTIVE PLAN

         The Board of Directors of the Company has adopted, and the Company's stockholders have approved, the North Atlantic Trading Company, Inc. 1997 Share Incentive Plan (the "Incentive Plan").

         The Incentive Plan is intended to provide incentives which will attract and retain highly competent persons as key employees of the Company and its subsidiaries, by providing them opportunities to acquire shares of stock or to receive monetary payments based on the value of such shares pursuant to the Benefits (as defined) described herein.

Awards

         The Company has granted options to purchase 30,928, 15,966 and 14,962 shares of Common Stock to David I. Brunson, Jeffrey S. Hay and Jack Africk, respectively. One-third of the options granted to Mr. Brunson vested as of the closing of the Acquisition and one third of these options will vest on each of the first two anniversaries of the date of his employment, April 23, 1997. One-third of the options granted to Mr. Hay vested as of July 28, 1997, and one fifth of the remaining options will vest on each of the first five anniversaries of the date of his employment, July 28, 1997. One-fourth of the options granted to Mr. Africk will vest on March 31, 1998, and one-fourth of the remaining options will vest at the end of each of the remaining fiscal quarters of 1998.

Shares Available

         The Incentive Plan makes available for Benefits an aggregate amount of 61,856 shares of Common Stock (all of which have been granted as described above), subject to certain adjustments. Any shares of Common Stock subject to a stock option or stock appreciation right which for any reason is cancelled or terminated without having been exercised, and subject to limited exceptions, any shares subject to stock awards, performance awards or stock units which are forfeited, any shares subject to performance awards settled in cash or any shares delivered to the Company as part of full payment for the exercise of a stock option or stock appreciation right shall again be available for Benefits under the Incentive Plan.

Administration

         The Incentive Plan provides for administration by a committee (the "Administration Committee") appointed by the Board of Directors from among its members. Currently, the sole member of the Administration Committee is Thomas F. Helms, Jr. The Administration Committee is authorized, subject to the provisions of the Incentive Plan, to establish such rules and regulations as it deems necessary for the proper administration of the Incentive Plan and to make such determinations and interpretations and to take such action in connection with the Incentive Plan and any Benefits granted as it deems necessary or advisable. Thus, among the Administration Committee's powers are the authority to select officers and other key employees of the Company and its subsidiaries to receive Benefits, and determine the form, amount and other terms and conditions of Benefits. The Administration Committee also has the power to modify or waive restrictions on Benefits, to amend Benefits and to grant extensions and accelerations of Benefits.

Eligibility for Participation

         Key employees of the Company or any of its subsidiaries are eligible to participate in the Incentive Plan. The selection of participants from eligible key employees is within the discretion of the Administration Committee. All employees are currently eligible to participate in the Incentive Plan. The Incentive Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards, including restricted stock; (4) performance awards; and (5) stock units (collectively, the "Benefits"). Benefits may be granted singly, in combination, or in tandem as determined by the Administration Committee. Stock awards, performance awards and stock units may, as determined by the Administration Committee in its discretion, constitute Performance-Based Awards, as described below.

Stock Options

         Under the Incentive Plan, the Administration Committee may grant awards in the form of options to purchase shares of Common Stock. Options may be either incentive stock options, qualifying for special tax treatment, or non-qualified stock options. The exercise price may be paid in cash or, in the discretion of the Administration Committee, by the delivery of shares of Common Stock of the Company then owned by the participant, by the withholding of shares of Common Stock for which a stock option is exercisable, or by a combination of these methods. In the discretion of the Administration Committee, payment may also be made by delivering a properly executed exercise notice to the Company together with a copy of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds to pay the exercise price. The Administration Committee may prescribe any other method of paying the exercise price that it determines to be consistent with applicable law and the purpose of the Incentive Plan. In determining which methods a participant may utilize to pay the exercise price, the Administration Committee may consider such factors as it determines are appropriate.

Stock Appreciation Rights (SARs)

         The Incentive Plan authorizes the Administration Committee to grant an SAR either in tandem with a stock option or independent of a stock option. An SAR is a right to receive a payment, in cash or Common Stock, equal to the excess of (x) the fair market value, or other specified valuation (which shall not be greater than the fair market value), of a specified number of shares of Common Stock on the date the right is exercised over (y) the fair market value, or other specified valuation (which shall not be less than fair market value), of such shares of Common Stock on the date the right is granted, all as determined by the Administration Committee. Each SAR shall be subject to such terms and conditions as the Administration Committee shall impose from time to time.

Stock Awards

         The Incentive Plan authorizes the Administration Committee to grant awards in the form of restricted or unrestricted shares of Common Stock ("Stock Awards"), which includes mandatory stock bonus incentive compensation and which may constitute Performance-Based Awards. Such awards will be subject to such terms, conditions, restrictions, and/or limitations, if any, as the Administration Committee deems appropriate including, but not by way of limitation, restrictions on transferability, continued employment and performance goals established by the Administration Committee over a designated period of time.

Performance Awards

         The Incentive Plan allows for the grant of performance awards which may take the form of shares of Common Stock or stock units, or any combination thereof and which may constitute Performance-Based Awards. Such awards will be contingent upon the attainment over a period to be determined by the Administration Committee of certain performance goals. The length of the performance period, the performance goals to be achieved and the measure of whether and to what degree such goals have been achieved will be determined by the Administration Committee. Payment of earned performance awards will be made in accordance with terms and conditions prescribed or authorized by the Administration Committee. The participant may elect to defer, or the Administration Committee may require the deferral of, the receipt of performance awards upon such terms as the Administration Committee deems appropriate.

Stock Units

         The Administration Committee may, in its discretion, grant Stock Units to participants, which may constitute Performance-Based Awards. A "Stock Unit" means a notational account representing one share of Common Stock. The Administration Committee determines the criteria for the vesting of Stock Units and whether a participant granted a Stock Unit shall be entitled to Dividend Equivalent Rights (as defined in the Incentive Plan). Upon vesting of a Stock Unit, unless the Administration Committee has determined to defer payment with respect to such unit or a participant has elected to defer payment, shares of Common Stock representing the Stock Units will be distributed to the participant unless the Administration Committee, with the consent of the participant, provides for the payment of the Stock Units in cash, or partly in cash and partly in shares of Common Stock, equal to the value of the shares of Common Stock which would otherwise be distributed to the participant.

Other Terms of Benefits

         The Incentive Plan provides that Benefits shall not be transferable other than by will or the laws of descent and distribution. The Administration Committee shall determine the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability or retirement. Notwithstanding the foregoing, other than with respect to incentive stock options, the Administration Committee may permit the transferability of an award by a participant to members of the participant's immediate family or trusts for the benefit of such person or family partnerships. Upon the grant of any Benefit under the Incentive Plan, the Administration Committee may, by way of an agreement with the participant, establish such other terms, conditions, restrictions and/or limitations covering the grant of the Benefit as are not inconsistent with the Incentive Plan. No Benefit shall be granted under the Incentive Plan after June 25, 2007. The Board of Directors reserves the right to amend, suspend or terminate the Incentive Plan at any time, subject to the rights of participants with respect to any outstanding Benefits.

         The Incentive Plan contains provisions for equitable adjustment of Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spinoff, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management
                  --------------------------------


        The table below sets forth certain information regarding the beneficial ownership of Common Stock by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each Director and Named Executives of the Company and (iii) all Directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner's address is c/o North Atlantic Trading Company, Inc., 257 Park Avenue South, 7th Floor, New York, New York 10010-7304.

                                                                                          Percent Owned(a)
                                                                                 ------------------------------------
                                                                                 Before Exercise       After Exercise
       Beneficial Owner                                   Number of Shares       of Warrants           of Warrants
       ----------------                                   ----------------       ---------------       ---------------
          Thomas F. Helms, Jr. (b)(c).................       465,136               88.1%             78.6%
             Helms Management Corp.
          David I. Brunson(d).........................       286,609               53.2              47.6
          Jeffrey S. Hay(e)...........................       282,748               53.0              47.4
          Maurice R. Langston(b)......................        47,138                8.9               8.0
             Langston Enterprises, Inc.
          Alan R. Minsterketter(b)....................        27,613                5.2               4.7
             Alan M. Inc.
          Kim S. Fennebresque.........................        20,000                3.8               3.4
             Ivory Capital
          Clifford D. Ray(b)..........................        17,728                3.4               3.0
             C.D. Ray, Inc.
          Jay Martin(b)...............................        12,137                2.3               2.1
             J. Martin Associates, Inc.
          Jack Africk.................................         9,991                1.9               1.7
          Arnold Sheiffer.............................         8,725                1.7               1.5
          Chris Kounnas(b)............................         8,377                1.6               1.4
             CNK Enterprises, Inc.
          Herbert Morris(b)...........................        37,900                7.2               6.4
             Flowing Velvet Productions, Inc.
             3 Points of View
             Warwick, New York 10990
       DIRECTORS AND EXECUTIVE OFFICERS
          AS A GROUP (11 PERSONS)(C)(F)................       514,359             94.6%              84.7%

--------------------------

(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants to purchase an aggregate of 63,490 shares at an exercise price of $.01 per share is exercised and, in the column entitled "After Exercise of Warrants," that all of such warrants will be exercised.

(b) Reflects shares held by the corporation listed below the name of such natural person. Such natural person owns all of the issued and outstanding shares of capital stock of the corporation listed below the name of such natural person.

(c) Helms Management Corp. owns 276,300 shares of voting Common Stock, which represents approximately 52.3% of the outstanding shares assuming that none of the outstanding warrants are exercised, or 46.7% of the outstanding shares that all such warrants are exercised. Helms Management Corp. is subject to a voting trust agreement pursuant to which Mr. Helms exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. Because of his ability to vote an additional 188,836 shares of Common Stock held by members of the

     Company's management in respect of the election of the Company's directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares.

(d) Includes 10,309 shares subject to currently exercisable stock options and 276,300 shares owned by Helms Management Corp. which are subject to a voting trust agreement pursuant to which Mr. Brunson exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "Voting Trust Agreement."

(e) Includes 5,322 shares subject to currently exercisable stock options, 1,126 shares over which Mr. Hay has voting power and 276,300 shares owned by Helms Management Corp. which are subject to a voting trust agreement pursuant to which Mr. Hay exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "Voting Trust Agreement."

(f) Executive officers, as a group, beneficially own 485,634 shares, including 31,603 shares which are legally owned by other, non-executive members of management. Accordingly, members of management beneficially own a total of 485,634 shares, representing approximately 88.5% of the outstanding shares assuming that none of the outstanding warrants are exercised, or 79.3% of the outstanding shares assuming that all such warrants are exercised.

STOCKHOLDER AGREEMENT

         The Company and certain stockholders of the Company are parties to the Stockholders' Agreement, setting forth among other things, the manner in which directors of the Company are to be selected. See "Management--Election of Directors." The Stockholders' Agreement also sets forth certain restrictions on the transfer of shares of Common Stock by existing stockholders and on the acquisition by existing stockholders of investments in competitors of Bollore. In addition, the Stockholders' Agreement provides the existing stockholders with certain "tag-along" rights to participate ratably in sales of Common Stock to third parties and requires existing stockholders to participate ratably in certain sales of Common Stock to third parties. Subject to the terms of all applicable debt agreements of the Company and its subsidiaries and to the rights of holders of the Company's preferred stock, the Stockholders' Agreement provides that the Company may maintain insurance on the lives of the members of its management officers and, in the event of the death of any such person, for the mandatory repurchase by the Company of all of such person's Common Stock at the fair market value thereof (which will be determined by an independent investment banking firm if the parties cannot otherwise agree upon such value) to the extent of available insurance proceeds, and the optional repurchase of additional shares of such person's Common Stock at such fair market value to the extent of available cash. Subject to the terms of all applicable debt agreements of the Company and its subsidiaries, and to the rights of holders of the Company's preferred stock, the Company also has the right to repurchase the shares of Common Stock held by members of management if their employment terminates, in the event of certain bankruptcy proceedings relating to such persons or upon an involuntary transfer of their shares by court order or otherwise in each case at the fair market value of such shares.

VOTING TRUST AGREEMENT

         Thomas F. Helms, Jr., David I. Brunson and Jeffrey Hay are voting trustees under a Voting Trust Agreement with Helms Management Corp. ("HMC"). HMC owns 276,300 shares of Common Stock in the Company, all of which are subject to the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, the voting trustees have the power to vote the shares owned by HMC in connection with the election of directors and any other matters. The holder of the voting trust certificate may remove at any time any of the voting trustees and replace any of them with a successor. As voting trustees under the

Voting Trust Agreement Messrs. Helms, Brunson and Hay are entitled to three votes, one vote and one vote, respectively. Unless terminated by the certificate holder, the Voting Trust Agreement will terminate on December 17, 2012.

VOTING AGREEMENT

         HMC and Flowing Velvet Products, Inc. ("Flowing Velvet") are parties to a voting agreement, setting forth among other things the agreement by Flowing Velvet to vote in all matters submitted to a vote of Stockholders in such manner as Flowing Velvet may be directed by Thomas F. Helms, Jr., the President of HMC.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         On April 14, 1992, Clifford D. Ray, Senior Vice President--Marketing of National Tobacco, borrowed $40,000 in connection with the purchase of a portion of his partnership interests in National Tobacco and executed a note payable to the Company. The note bears interest at a rate of 2% over the prime rate. As of December 31, 1997, amounts outstanding under this note was approximately $62,000.

         Jeffrey S. Hay was, until July 1997, a founding partner of Fennebresque, Clark, Swindell & Hay and is currently of counsel to the firm. The firm provides legal consultation services to the Company and its subsidiaries and received a total of $171,884 in legal fees and expenses in fiscal 1997 for its representation of the Company.

         See "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K
                  ---------------------------------------

         (a)      1.       Financial Statements:

                           The following consolidated financial statements of
North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                          INDEX TO FINANCIAL STATEMENTS

NORTH ATLANTIC TRADING COMPANY, INC.                                                PAGE
-----------------------------------                                                 ----

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants................................................    F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996.....................    F-2
Consolidated Statements of Operations for the
   year ended December 31, 1997, the periods May 17, 1996 to December 31, 1996 and January 1, 1996 to May 17, 1996,
   and the year ended December 31, 1995..........................................    F-3
Consolidated Statements of Cash Flows for the year ended December 31, 1997, the periods May 17, 1996 to December 31, 1996 and January 1, 1996 to May 17,
   1996,
   and the year ended December 31, 1995..........................................    F-5
Consolidated Statements of Changes in Equity for the
   year ended December 31, 1997, the periods May 17, 1996 to December 31, 1996 and January 1, 1996 to May 17, 1996,
   and the year ended December 31, 1995..........................................    F-6
Notes to Consolidated Financial Statements.......................................    F-7

                  2.       Financial Statement Schedules:

                           All other schedules for which provision is made in
the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                  3. See the accompanying Index to Exhibits which precedes the Exhibits filed with this Form 10-K.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

   3.1 (a)(i) -- Restated Certificate of Incorporation of North
                 Atlantic Trading Company, Inc., filed February 19, 1998.

   3.1 (b)(i) -- Certificate of Incorporation of North Atlantic Operating
                 Company, Inc., filed June 9, 1997.**

   3.1 (b)(ii)-- Certificate of Amendment of Certificate of Incorporation of
                 North Atlantic Operating Company, Inc., filed June 17, 1997.**

   3.1 (c)    -- Restated Certificate of Incorporation of National Tobacco
                 Finance Corporation, filed April 24, 1996.**

   3.1 (d)    -- Amended and Restated Certificate of Limited Partnership of
                 National Tobacco Company, L.P., filed May 17, 1996.**

   3.1 (e)(i) -- Certificate of Incorporation of International Flavors and
                 Technology, Inc., filed August 7, 1997.

   3.1 (e)(ii)-- Certificate of Amendment of Certificate of Incorporation of
                 International Flavors and Technology, Inc., filed February 19, 1998.

   3.2 (a)    -- Bylaws of North Atlantic Trading Company, Inc.*

   3.2 (b)    -- Bylaws of North Atlantic Operating Company, Inc.*

   3.2 (c)    -- Bylaws of National Tobacco Finance Corporation.*

   3.2 (d)(i) -- Third Amended and Restated Agreement of Limited Partnership of
                 National Tobacco Company, L.P., effective May 17, 1996.**

   3.2 (d)(ii)-- Amendment No. 1 to Third Amended and Restated Agreement of
                 Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997.**

   3.2 (e)    -- Bylaws of International Flavors and Technology, Inc.

   3.3 (a)    -- Certificate of Designation of 12% Senior Payment-In-Kind
                 Preferred Stock of North Atlantic Trading Company, Inc., filed June 25, 1997.**

   3.3 (b)    -- Certificate of Designation of 12% Senior Exchange
                 Payment-In-Kind Preferred Stock of North Atlantic Trading Company, Inc., filed July 22, 1997.**

   4.1       --  Indenture, dated as of June 25, 1997, among North Atlantic
                 Trading Company, Inc., as issuer, National Tobacco Company, L.P., North Atlantic Operating Company, Inc. and National Tobacco Finance Corporation, as guarantors, and United States Trust Company of New York, as trustee.**

   4.2       --  Form of Notes (included in Exhibit 4.1).**

   4.3       --  First Supplemental Indenture, dated as of February 26, 1998, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, International Flavors and Technology, Inc. and The United States Trust Company of New York.

   9.1       --  Exchange and Stockholders' Agreement, dated as of June 25,
                 1997, by and between North Atlantic Trading Company, Inc. and those stockholders signatory thereto.****

   9.2       --  Voting Trust Agreement, dated as of December 17, 1997, among
                 Thomas F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp.

   10.1      --  Third Amended and Restated Purchasing and Processing Agreement,
                 dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania.**

   10.2      --  Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [United States].+***

   10.3      --  Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Asia]+***

   10.4      --  Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Canada].+***

   10.5      --  Restated Amendment, dated as of June 25, 1997, between Bollore
                 Technologies, S.A. and North Atlantic Operating Company,
                 Inc.+***

   10.6      --  Registration Rights Agreement, dated as of June 25, 1997, by and among North Atlantic Trading Company, Inc., the subsidiary guarantors named therein and NatWest Capital Markets Limited and CIBC Wood Gundy Securities Corp.**

   10.7      --  Preferred Stock Registration Rights Agreement, dated as of June
                 25, 1997, among North Atlantic Trading Company, Inc. and NatWest Capital Markets Limited.**

   10.8      --  Common Stock Registration Rights and Stockholders' Agreement,
                 dated as of June 25, 1997, among North Atlantic Trading Company, Inc. and NatWest Capital Markets Limited.**

   10.9      --  Purchase Agreement, dated as of June 18, 1997, among North
                 Atlantic Trading Company, Inc., certain of its subsidiaries, as guarantors, and NatWest Capital Markets Limited and CIBC Wood Gundy Securities Corp., as initial purchasers. **

   10.10     --  Purchase Agreement, dated as of June 18, 1997, between North
                 Atlantic Trading Company, Inc. and NatWest Capital Markets Limited, as initial purchaser.**

   10.11     --  Unit Agreement, dated as of June 25, 1997, between North
                 Atlantic Trading Company, Inc. and United States Trust Company of New York, as unit agent.**

   10.12     --  Warrant Agreement, dated as of June 25, 1997, between North
                 Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent.**

   10.13     --  Stock Purchase Agreement, dated as of March 17, 1997, between
                 NATC Holding Company, Ltd. and NTC Holding, LLC.**

   10.14     --  Assignment and Assumption, dated as of June 25, 1997, between
                 NTC Holding, LLC and North Atlantic Trading Company, Inc.**

   10.15     --  Assignment and Assumption of Stock Purchase Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc.**

   10.16     --  1997 Share Incentive Plan of North Atlantic Trading Company,
                 Inc.++**

   10.17     --  Employment Agreement, dated May 17, 1996, between North
                 Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.++**

   10.18 (a) --  Employment Agreement, dated April 14, 1997, between National
                 Tobacco Company, Inc. and David I. Brunson.++**

   10.18 (b) --  Letter Agreement, dated April 23, 1997, between Thomas F.
                 Helms, Jr. and David I. Brunson.++**

   10.18 (c) --  Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson.++**

   10.18 (d) --  Amendment No. 1, dated and effective September 2, 1997, to the
                 Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson.++**

   10.18 (e) --  Amendment No. 2, dated as of December 31, 1997, to the
                 Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson.++

   10.19     --  Employment Agreement, dated January 1, 1997, between North
                 Atlantic Trading Company, Inc. and Jay Martin.++**

   10.20     --  Consulting Agreement, dated as of June 25, 1997, between North
                 Atlantic Trading Company, Inc. and Jack Africk.++**

   10.21     --  Credit Agreement, dated as of June 25, 1997, among North
                 Atlantic Trading Company, Inc., the various lending institutions referenced therein, Gleacher NatWest, Inc., as arranging agent, and National Westminster Bank plc, as administrative agent.**

   10.22     --  Subsidiary Guaranty, dated as of June 25, 1997, made by North
                 Atlantic Operating Company, Inc., National Tobacco Finance Corporation, and National Tobacco Company, L.P. in favor of National Westminster Bank plc, as administrative agent for certain lending institutions.**

   10.23     --  Security Agreement, dated as of June 25, 1997, among North
                 Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, National Tobacco Company, L.P., and National Westminster Bank plc, as collateral agent for certain secured creditors.**

   10.24     --  Pledge Agreement, dated as of June 25, 1997, made by North
                 Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, and National Tobacco Company, L.P., in favor of National Westminster Bank plc, as collateral agent for certain secured creditors.**

   10.25     --  National Tobacco Company Management Bonus Program.++**

   10.26     --  Amended and Restated Nonqualified Stock Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.++

   10.27     --  Employment Agreement, dated as of July 28, 1997, between North
                 Atlantic Trading Company, Inc. and Jeffrey S. Hay.++

   10.28     --  Amended and Restated Nonqualified Stock Option Agreement, dated as of January 12, 1998, between North Atlantic Trading Company, Inc. and Jack Africk.++

   10.29     --  Employment Agreement, dated as of December 15, 1997, between
                 North Atlantic Trading Company, Inc. and Jack Africk.++

   10.30     --  Assignment and Assumption, dated as of January 1, 1998, between
                 National Tobacco Company, L.P. and North Atlantic Trading Company, Inc.++

   10.31     --  Amendment, dated October 27, 1997, to Amended and Restated
                 Distribution and License Agreements, between Bollore and North Atlantic Operating Company, Inc.+

   10.32     --  Sales Representative Agreement, effective as of January 1,
                 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc.

   10.33     --  Separation Agreement, dated as of October 29, 1997, among
                 National Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.++

   10.34     --  First Amendment to Separation Agreement, dated as of January
                 30, 1998, among National Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.++

   10.35     --  Consulting Agreement, dated as of October 29, 1997, between
                 National Tobacco Company, L.P. and Maurice Langston.++

   10.36     --  Release Agreement, dated as of October 29, 1997, among National
                 Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.++

   10.37     --  North Atlantic Trading Company, Inc. 1998 Executive Committee
                 Bonus Plan++

   10.38     --  North Atlantic Trading Company, Inc. 1998 Management Bonus
                 Plan++

   16        --  Letter re change in accounting principles.

   21        --  Subsidiaries of North Atlantic Trading Company, Inc.

   27        --  Financial Data Schedules.


         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT.

         Subsequent to the filing of this Report, copies thereof will be sent to the holders of the Registrant's senior notes and preferred stock. No proxy material will be sent to the Company's security holders.

----------------------------
+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.

* Incorporated by reference to the identically numbered exhibit contained in the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities Exchange Commission on July 23, 1997.

** Incorporated by reference to the identically numbered exhibit contained in Amendment No. 1 to the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities and Exchange Commission on September 3, 1997.

*** Incorporated by reference to the identically numbered exhibit contained in Amendment No. 2 to the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities and Exchange Commission on September 17, 1997.

**** Incorporated by reference to Exhibit 9 contained in Amendment No. 1 to the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities and Exchange Commission on September 17, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1998                 NORTH ATLANTIC TRADING COMPANY, INC.



                                      By: /s/ Thomas F. Helms, Jr.
                                          --------------------------------------
                                              Thomas F. Helms, Jr.
                                              Chairman and Chief
                                              Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                           TITLE                                   DATE
                    ---------                           -----                                   ----


  /s/ Thomas F. Helms, Jr.                   Chairman of the Board                        March 25, 1998
--------------------------------------
      Thomas F. Helms, Jr.                   and Chief Executive Officer
                                             (Principal Executive Officer)

  /s/ David I. Brunson                       Director, Executive Vice President           March 25, 1998
--------------------------------------
      David I. Brunson                       Finance and Administration, Chief
                                             Financial Officer (Principal Financial
                                             and Accounting Officer)

  /s/ Jack Africk                            Director                                     March 25, 1998
---------------------------------------
      Jack Africk



  /s/ Kim S. Fennebresque                    Director                                     March 25, 1998
--------------------------------------
      Kim S. Fennebresque



  /s/ Jeffrey S. Hay                         Director                                     March 25, 1998
--------------------------------------
      Jeffrey S. Hay



  /s/ Maurice R. Langston                    Director                                     March 25, 1998
---------------------------------------
      Maurice R. Langston



  /s/ Jay Martin                             Director                                     March 25, 1998
      Jay Martin



  /s/ Alan R. Minsterketter                  Director                                     March 25, 1998
---------------------------------------
      Alan R. Minsterketter



 /s/ Arnold Sheiffer                         Director                                     March 25, 1998
---------------------------------------
     Arnold Sheiffer




                                       46

NYFS10...:\80\64980\0003\1948\FRM1128P.09L

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
North Atlantic Trading Company, Inc.

We have audited the accompanying consolidated balance sheets of North Atlantic Trading Company, Inc. and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 1997 and the period from May 17, 1996 to December 31, 1996. Additionally, we have audited the accompanying statements of operations, changes in equity, and cash flows of National Tobacco Company, L.P. (the Predecessor) for the period from January 1, 1996 to May 17, 1996 and for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's and the Predecessor's management.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit of the consolidated financial statements also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the results of operations and cash flows of the Company for the year ended December 31, 1997 and the period from May 17, 1996 to December 31, 1996 and the Predecessor for the period from January 1, 1996 to May 17, 1996 and for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 19, effective January 1, 1995, the Predecessor adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."


           COOPERS & LYBRAND L.L.P.



Coopers & Lybrand, L.L.P.
Louisville, Kentucky
February 6, 1998

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except par value)

                                   ASSETS                                     DECEMBER 31, 1997     DECEMBER  31, 1996
                                                                              -------------------   -------------------

Current assets:
    Cash                                                                      $            4,087    $            2,208
    Accounts receivable                                                                    4,633                 3,533
    Inventories                                                                           56,110                42,020
    Income taxes receivable                                                                5,326             -
    Other current assets                                                                   1,718                 3,412
                                                                              -------------------   -------------------

                Total current assets                                                      71,874                51,173
                                                                              -------------------   -------------------

 Property, plant and equipment, at cost                                                   10,904                10,040
 Less accumulated depreciation and amortization                                            2,653                 1,034
                                                                              -------------------   -------------------

                                                                                           8,251                 9,006
                                                                              -------------------   -------------------

 Deferred income taxes                                                                    34,091             -
 Deferred financing costs                                                                 13,506                 4,926
 Goodwill, net                                                                           145,517                31,448
                                                                              -------------------   -------------------

                Total assets                                                  $          273,239    $           96,553
                                                                              ===================   ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                          $              659    $              449
    Accrued expenses                                                                       5,873                 3,754
    Deferred income taxes                                                                  6,721             -
    Current portion of notes payable and long-term debt                                    9,375                21,720
                                                                              -------------------   -------------------

                Total current liabilities                                                 22,628                25,923

 Notes payable and long-term debt                                                        220,625                48,976
 Other long-term liabilities                                                               7,486                 5,846
                                                                              -------------------   -------------------

                Total liabilities                                                        250,739                80,745
                                                                              -------------------   -------------------

 Preferred stock, net of discount of $1,600, mandatory redemption value of                34,581             -
 $36,000
 Preferred interests                                                                   -                         2,738
 Holding Company warrants                                                              -                         8,195
                                                                              -------------------   -------------------

 Stockholders' equity (deficit):
    Common stock, voting, $.01 par value; authorized shares, 750,000;
          issued and outstanding shares, 528,241 at December 31, 1997                          5             -
    Common stock, nonvoting, $.01 par value; authorized shares, 750,000;
          issued and outstanding shares, -0- at December 31, 1997                      -                     -
    Contributed equity                                                                 -                         4,492
    Warrants                                                                               2,410             -
    Additional paid-in capital                                                             5,906             -
    Retained earnings (accumulated deficit)                                             (20,402)                   383
                                                                              -------------------   -------------------
                                                                                        (11,895)
                Total stockholders' equity (deficit)                                    (12,081)                 4,875
                                                                              -------------------   -------------------

                     Total liabilities and stockholders' equity               $          273,239    $           96,553
                                                                              ===================   ===================

 The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)


                                                          THE COMPANY                         THE PREDECESSOR
                                              -------------------------------------  -----------------------------------
                                                YEAR ENDED         PERIOD FROM         PERIOD FROM        YEAR ENDED
                                               DECEMBER 31,         MAY 17 TO         JANUARY  1 TO      DECEMBER 31,
                                                   1997         DECEMBER 31, 1996     MAY 17, 1996           1995
                                              ---------------  --------------------  ----------------   ----------------

 Net sales                                    $       84,430   $            36,126   $        19,810    $        52,630
 Cost of sales                                        27,665                15,407             7,847             20,491
                                              ---------------  --------------------  ----------------   ----------------

             Gross profit                             56,765                20,719            11,963             32,139

 Selling, general and
       administrative expenses                        26,959                13,551             8,018             19,963
 Amortization of intangible assets                     3,213                   504               365                973
                                              ---------------  --------------------  ----------------   ----------------

                Operating income                      26,593                 6,664             3,580             11,203

 Interest expense and financing costs                 18,361                 6,398             2,453              7,239
 Other income (expense)                                   34                   117                 5            (1,336)
                                              ---------------  --------------------  ----------------   ----------------

                Income before income tax
                    expense, cumulative
                     effect
                     of accounting change
                     and extraordinary                 8,266                   383             1,132              2,628
                     loss

 Income tax expense                                      852             -                   -                  -
                                              ---------------  --------------------  ----------------   ----------------

                Income before cumulative
                     effect of accounting
                     change
                     and extraordinary                 7,414                   383             1,132              2,628
                     loss

 Cumulative effect of accounting change              -                   -                   -                      123

 Extraordinary loss, net of income
       tax benefit of $4,365                           7,121             -                   -                  -
                                              ---------------  --------------------  ----------------   ----------------
                                                                               383
             Net income (1)                              293   $               383   $         1,132    $         2,505
                                                               ====================  ================   ================

 Preferred stock dividends                             2,268
                                              ---------------

             Net loss applicable to
                  common shares               $      (1,975)
                                              ===============

 Basic earnings per common share:
    Income before extraordinary loss          $         9.75
    Extraordinary loss                               (13.48)
                                              ---------------

    Net loss                                  $       (3.73)
                                              ===============

 Diluted earnings per common share:
    Income before extraordinary loss          $         8.42
    Extraordinary loss                               (11.65)
                                              ---------------

    Net loss                                  $       (3.23)
                                              ===============

 Weighted average common shares outstanding:
    Basic                                            528,241
    Diluted                                          610,911


CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
(dollars in thousands, except per share amounts)


                                                             THE COMPANY                       THE PREDECESSOR
                                                  -----------------------------------   -------------------------------
                                                   YEAR ENDED         PERIOD FROM        PERIOD FROM      YEAR ENDED
                                                  DECEMBER 31,         MAY 17 TO        JANUARY  1 TO    DECEMBER 31,
                                                      1997         DECEMBER 31, 1996    MAY 17, 1996         1995
                                                  --------------   ------------------   --------------   --------------


 Supplemental unaudited financial data:
    Historical income before income taxes,
        cumulative effect of accounting change
        and extraordinary  loss                   $       8,266    $             383    $       1,132    $       2,628

    Pro forma income tax expense (2)                        730                  153              453            1,051
                                                  --------------   ------------------   --------------   --------------

    Pro forma income before cumulative effect of
        accounting change and extraordinary               7,536                  230              679            1,577
             loss

    Historic cumulative effect of accounting
        change                                           -                  -                  -                    74

    Extraordinary loss                                    7,121             -                  -               -
                                                  --------------   ------------------   --------------   --------------

    Pro forma net income                                    415                  230              679            1,503

    Preferred stock dividends                             2,268             -                  -               -
                                                  --------------   ------------------   --------------   --------------

    Pro forma net income (loss) applicable
        to common shares                          $     (1,853)    $             230    $         679    $       1,503
                                                  ==============   ==================   ==============   ==============

    Pro forma basic earnings per common share:
      Income before extraordinary loss            $        9.97
      Extraordinary loss                                (13.48)
                                                  --------------

      Pro forma net loss                          $      (3.51)
                                                  ==============

    Pro forma diluted earnings per common share:
      Income before extraordinary loss            $        8.62
      Extraordinary loss                                (11.65)
                                                  --------------

      Pro forma net loss                          $      (3.03)
                                                  ==============

 (1) The Company and the Predecessor were a limited liability company and partnership, respectively, for federal and state tax purposes through June 25, 1997 and, accordingly, did not incur any federal or state income taxes prior to such date.

 (2) Pro forma income taxes have been calculated using an effective tax rate of 40% (34% federal and 6% state). The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                 THE COMPANY                       THE PREDECESSOR
                                                    --------------------------------------  -------------------------------
                                                       YEAR ENDED          PERIOD FROM       PERIOD FROM      YEAR ENDED
                                                      DECEMBER 31,          MAY 17 TO       JANUARY  1 TO    DECEMBER 31,
                                                          1997          DECEMBER 31, 1996    MAY 17, 1996        1995
                                                    ------------------  ------------------  ---------------  --------------

Cash flows from operating activities:
    Net income                                      $             293   $             383   $        1,132   $       2,505
    Adjustments to reconcile net income to net
        cash provided by (used in) operating
             activities:
      Extraordinary loss, net of income tax
           benefit  $3,224
          of $4,365                                             7,121           -                  -               -
      Depreciation                                              1,619               1,034              454           1,073
      Amortization of intangible assets                         3,213                 504              365             973
      Amortization of deferred financing costs
          and debt discount                                     2,104               1,139              258             909
      Deferred interest                                     -                         555          -                   682
      Preferred interest                                    -                         237          -               -
      Accrued transaction costs                             -                   -                  -                   881
      Change in accrued pension liabilities                       167                 128          -                    14
      Change in accrued postretirement                            472                  64              110             443
           liabilities
      Change in accrued asbestos removal costs              -                   -                  -                 (169)
      Compensation expense                                        900           -                  -               -
      Deferred income taxes                                     (922)           -                  -               -
      Changes in operating assets and
           liabilities:
        Accounts receivable                                     (264)                  27            (335)             673
        Inventories                                           (1,135)               3,167            (898)         (1,810)
        Other assets                                            3,504                 116            (647)              52
        Income tax receivable                                   1,144           -                  -               -
        Accounts payable                                          896             (1,388)            1,262              42
        Borrowings under inventory financing                    6,565               5,286            2,797          10,077
             agreement
        Payments on borrowings under inventory
             financing agreement                             (10,622)             (4,400)          (2,285)         (7,940)
        Accrued expenses and other                            (2,543)               (180)            (741)             308
                                                    ------------------  ------------------  ---------------  --------------

             Net cash provided by (used in)
                  operating activities                         12,512               6,672            1,472           8,713
                                                    ------------------  ------------------  ---------------  --------------

 Cash flows from investing activities:
    Acquisition of business, net of cash acquired
        of $597
      and $2,602, respectively                              (156,818)            (72,145)          -               -
    Capital expenditures, net                                   (704)               (156)            (144)           (239)
                                                    ------------------  ------------------  ---------------  --------------

             Net cash used in investing                     (157,522)            (72,301)            (144)           (239)
                 activities
                                                    ------------------  ------------------  ---------------  --------------

 Cash flows from financing activities:
    Payments on senior term loans                            (50,750)           -                  -               -
    Proceeds from term loans                                   85,000           -                  -               -
    Proceeds from senior notes                                155,000           -                  -               -
    Proceeds from debt associated with the
        acquisition,
        net of amount allocated to warrants of              -                      57,556          -               -
             $7,895
    Payments on revolving loans                               (1,550)               (450)          -               -
    Proceeds from revolving loans                               1,550           -                  -               -
    Payments on term loans                                  -                     (4,250)          -               -
    Payments on subordinated notes payable                  -                       (205)          -               -
    Proceeds from working capital loan                      -                   -                   20,056          53,066
    Payments on working capital loan                        -                   -                 (19,022)        (53,545)
    Proceeds from subordinated notes payable                      576           -                       41             164
    Payments on subordinated notes payable                   (21,082)           -                  -               -
    Payments on inventory financing agreements               (12,904)           -                  -               -
    Payments of deferred financing costs                     (13,917)           -                  -               -
    Payment on capital lease                                      (9)           -                  -               -
    Payments on other notes payable and                     -                                      (2,011)         (8,732)
        long-term debt
    Proceeds from issuance of preferred stock
        and
        warrants                                               34,000           -                  -               -
    Proceeds from preferred interest                        -                       2,500          -               -
    Proceeds from warrants                                  -                       8,195          -               -
    Redemption of warrants                                   (27,000)           -                  -               -
    Increase in preferred interest                                198           -                  -               -
    Redemption of preferred interest                          (2,935)           -                  -               -
    Capital contributions                                         712               4,492          -               -
    Increase in intangible assets                           -                   -                    (341)         -
                                                    ------------------  ------------------  ---------------  --------------

             Net cash provided by (used in)
                  financing activities                        146,889              67,838          (1,277)         (9,047)
                                                    ------------------  ------------------  ---------------  --------------

 Net increase (decrease) in cash                                1,879               2,209               51           (573)
 Cash, beginning of period                                      2,208           -                      128             701
                                                    ------------------  ------------------  ---------------  --------------
                                                                4,087
 Cash, end of period                                $           4,087   $           2,209   $          179   $         128
                                                    ==================  ==================  ===============  ==============

 Supplemental disclosures of cash flow information:
    Cash paid during the period for interest        $          16,730   $           3,140   $        2,013   $       5,604
                                                    ==================  ==================  ===============  ==============

    Cash paid during the period for income taxes    $             193           -                  -               -
                                                    ==================  ==================  ===============  ==============


The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

                                                                                                    RETAINED   AMOUNT RELATED
                                   COMMON        COMMON                   ADDITIONAL               EARNINGS     TO MINIMUM
                                   STOCK,        STOCK,                    PAID-IN    CONTRIBUTED (ACCUMULATED   PENSION      TOTAL
                                   VOTING       NONVOTING   WARRANTS       CAPITAL       EQUITY     DEFICIT)    LIABILITY     EQUITY
                                   ---------   ----------- -----------  ------------------------- ------------------------ ---------

The Predecessor:
 Beginning balance, January 1, 1995    -         -        $    684       -        $  10,955   $     6,577   $     (510)   $   17,706

 Net income                            -         -          -            -           -              2,505      -               2,505

 Change in amount related to
       minimum pension liability       -         -          -            -           -            -                 259          259
                                   --------  ----------  ---------  -----------  ----------  ------------  ------------  -----------

 Ending balance,
       December 31, 1995               -         -             684       -           10,955         9,082         (251)       20,470

 Net income                            -         -          -            -           -              1,132      -               1,132
                                   --------  ----------  ---------  -----------  ----------  ------------  ------------  -----------

 Ending balance, May 17, 1996          -         -        $    684       -        $  10,955   $    10,214   $     (251)   $   21,602
                                   ========  ==========  =========  ===========  ==========  ============  ============  ===========

 The Company:
 Beginning balance, May 17, 1996
       (inception)                     -         -          -            -           -            -            -              -
 Equity contributions                  -         -          -            -        $   4,492       -            -          $    4,492
 Net income                            -         -          -            -           -        $       383      -                 383
                                   ---------  ----------  ---------  -----------  ----------  ------------  ------------  ----------

 Ending balance,
       December 31, 1996               -         -          -            -            4,492           383      -               4,875

 Distribution to warrant holders       -         -          -            -           -           (18,810)      -            (18,810)

 Issuance of common stock in
       exchange
       for membership interest     $       5     -          -        $    4,492     (4,492)       -            -                   5

 Issuance of common stock              -         -          -               712      -            -            -                 712

 Issuance of warrants                  -         -        $  2,410       -           -            -            -               2,410

 Compensation expense                  -         -          -               702      -            -            -                 702

 Net loss                              -         -          -            -           -            (1,975)      -             (1,975)
                                   ---------  ----------  ---------  -----------  ----------  ------------  ------------  ----------

 Ending balance, December 31, 1997 $       5     -        $  2,410   $    5,906      -        $  (20,402)      -          $ (12,081)
                                   =========  ==========  =========  ===========  ==========  ============  ============  ==========


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.    ORGANIZATION AND NATURE OF BUSINESS AND BASIS OF PRESENTATION:

       National Tobacco Company, L.P. (a limited partnership) was formed and acquired the smokeless tobacco division of Lorillard, Inc. in 1988. On April 14, 1992, the general partner and majority owner and certain limited partners sold their partnership interest to a new general partner. Accordingly, the April 1992 transaction was accounted for as the formation of a new entity, National Tobacco Company, L.P. (the Predecessor).

       Certain members of management of the Predecessor formed NTC Holding, LLC (the Holding Company), a limited liability company with a finite life expiring December 31, 2100, and caused the Holding Company to form National Tobacco Finance Corporation (the Finance Corporation), a wholly-owned subsidiary of the Holding Company. As described below, on May 17, 1996, National Tobacco Company, L.P. (the Partnership) was recapitalized and the Holding Company acquired a 99% limited partnership interest in the Partnership and the Finance Corporation became the sole general partner and owner of the remaining 1% interest of the Partnership. The Finance Corporation had no operations, assets or liabilities, other than its 1% investment in the Partnership, which amounted to approximately $598,000 and $311,000 as of December 31, 1997 and 1996, respectively.

       On May 17, 1996, the Partnership obtained new long-term debt financing, as more fully described in Note 10, the proceeds of which were used to recapitalize the Partnership. Under this recapitalization, substantially all of the existing long-term debt was paid in full and the partnership interests of the general partner and certain limited partners were acquired. Additionally, the interests of the remaining limited partners were acquired, the proceeds of which were used to purchase a portion of the membership interests in the Holding Company. The Holding Company then contributed the proceeds from the sale of membership interests to the Partnership in exchange for partnership interests in the Partnership. Additionally, the proceeds from the subordinated debt and the sale of warrants and preferred interests by the Holding Company, as more fully described in Notes 10, 14 and 16, were also contributed to the Partnership in exchange for limited partnership interests in the Partnership, which proceeds were used by the Partnership to repay existing long-term debt and increase working capital. The Holding Company then contributed capital in an amount equal to 1% of the aggregate partnership interests in the Partnership to the Finance Corporation in exchange for all of the capital stock of the Finance Corporation. The Finance Corporation then immediately contributed such capital to the Partnership in exchange for a 1% general partnership interest. As a result, the Partnership was wholly-owned by the Holding Company. Accordingly, this transaction was accounted for as the formation of a new entity under the purchase method of accounting.

 1.    ORGANIZATION AND NATURE OF BUSINESS AND BASIS OF PRESENTATION, CONTINUED:

       The following is information related to the transaction:

                                                          FAIR VALUE OF ASSETS      REDUCTION TO
                                                               ACQUIRED AND       HISTORICAL BASIS FOR   CARRYING VALUE
                                                            LIABILITIES ASSUMED    THE FORMER PARTNERS    OF ASSETS AND
                                                             AND INCURRED ON      CONTINUING IN THE      LIABILITIES AT
                                                               MAY 17, 1996        HOLDING COMPANY         MAY 17, 1996
                                                          -------------------  --------------------     ----------------

           Net assets acquired:
             Cash                                          $           597,010                         $       597,010
              Accounts receivable                                    3,559,976                               3,559,976
              Inventories                                           48,020,000   $       (2,919,359)        45,100,641
              Other current assets                                   3,613,896                               3,613,896
              Property, plant and equipment                         11,080,000           (1,195,793)         9,884,207
              Goodwill                                              31,952,125                              31,952,125
              Loan costs                                             5,700,000                               5,700,000
              Accounts payable                                     (1,837,229)                             (1,837,229)
              Accrued liabilities                                  (3,167,508)                             (3,167,508)
              Other long-term liabilities                          (5,654,954)                             (5,654,954)
              Borrowings under inventory
                    financing agreement                           (16,772,377)                            (16,772,377)
              Subordinated note payable to
                    former general partner                           (204,772)                               (204,772)
              Capital leases                                          (28,668)                                (28,668)
                                                            -------------------  --------------------  ----------------

                    Net assets acquired                             76,857,499           (4,115,152)        72,742,347
                                                            -------------------  --------------------  ----------------

           Proceeds from term loans, including
                 amount allocated to warrants
                 of $1,250,828                                      45,000,000                              45,000,000
           Proceeds from revolving loans                               450,000                                 450,000
           Proceeds from subordinated notes,
                 including amount allocated to
                 warrants of $6,644,416                             20,000,000                              20,000,000
           Proceeds from warrants                                      300,000                                 300,000
           Proceeds from preferred interest                          2,500,000                               2,500,000
                                                            -------------------  --------------------  ----------------

                    Total proceeds                                  68,250,000            -                 68,250,000
                                                            -------------------  --------------------  ----------------

           Management's rollover and
                 new interests                                       8,607,499           (4,115,152)         4,492,347
                                                            -------------------  --------------------  ----------------

                    Total equity                            $        8,607,499   $       (4,115,152)   $     4,492,347
                                                            ===================  ====================  ================


1.     ORGANIZATION AND NATURE OF BUSINESS AND BASIS OF PRESENTATION, CONTINUED:

       On May 19, 1997, certain members of management and holders of membership interests in the Holding Company formed a corporation named North Atlantic Trading Company, Inc. (the Corporation). On June 25, 1997, the Corporation acquired the membership interests in the Holding Company and the Holding Company transferred all of its assets, including its limited partnership interest in the Partnership, all of the capital stock of the Finance Corporation, and its rights under the Stock Purchase Agreement described in Note 2. The Corporation then formed North Atlantic Operating Company, Inc. (NAOC), a Delaware Corporation and wholly-owned subsidiary of the Corporation, to which the Corporation transferred its rights under the Stock Purchase Agreement. NAOC then exercised its rights under the Stock Purchase Agreement, acquiring all of the outstanding capital stock of NATC Holdings USA, Inc. (NATC), a holding company. NATC and its wholly-owned subsidiary were then merged into NAOC.

       As described in Notes 2 and 10, on June 25, 1997, the Corporation obtained new financing in the form of $155.0 million in 11% Senior Notes due 2004, $34.0 million in 12% Senior PIK Preferred Stock, and $85.8 million under a new credit agreement. The proceeds of such financing were used to repay all of the outstanding debt of the Holding Company and the Partnership, finance the acquisition described in Note 10, repay outstanding debt and other assumed liabilities of NATC and its subsidiaries, and pay the transaction costs associated with the financing and acquisition.

       The Partnership manufactures and distributes chewing tobacco products under the brand names Beech-Nut, Beech-Nut Wintergreen, Beech-Nut Spearmint, Havana Blossom and Trophy. NAOC is an importer and distributor in the United States of cigarette rolling papers, which are sold under the Zig-Zag brand name pursuant to an exclusive distribution agreement. The Corporation and the Finance Corporation have no operations.

 2.    ACQUISITION:

       On April 17, 1997, the Holding Company entered into an agreement to purchase all of the outstanding capital stock of NATC (the Stock Purchase Agreement), subsequently transferring its rights thereunder to the Corporation which transferred such rights to NAOC. On June 25, 1997, NAOC exercised its rights under the Stock Purchase Agreement, acquiring all of the outstanding capital stock of NATC for a preliminary purchase price of approximately $162.6 million, including the following: $91.1 million for the purchase of NATC stock and stock options, $63.0 million for the payment of debt and certain other liabilities of NATC, and $8.5 million in transaction fees and expenses. This acquisition was accounted for using the purchase method of accounting under which the purchase price has been allocated to tangible assets with a fair value of $49.7 million and assumed liabilities of $167.0 million, with the excess of $117.3 million recorded as goodwill which is being amortized over 25 years. The results of operations of NAOC have been included in the Company's consolidated statement of operations since the date of acquisition.

       Following is the allocation of the purchase price to the fair value of the net assets acquired (in thousands):

          Cash                                       $        2,602
          Accounts receivable                                   836
          Inventory                                          12,956
          Other current assets                                   74
          Income tax receivable                               6,475
          Deferred income tax assets                         26,457
          Fixed assets                                          131
          Other assets                                          248
          Accounts payable                                    (312)
          Accrued expenses                                  (4,256)
          Deferred income tax liabilities                   (3,052)
          Debt assumed                                    (159,421)
                                                      --------------

               Amount allocated to goodwill               (117,262)
                                                     $=============
 .

       This purchase price allocation differs from the preliminary purchase price allocation recorded in the Company's Registration Statement filed with the Securities and Exchange Commission on September 19, 1997 and the Company's September 30, 1997 10-Q due principally to the final determination of the income tax treatment of certain payments made related to the acquisition. The changes in these estimates resulted in a reduction of goodwill of $1,818 and the related amortization expense of $38.

       Following are the unaudited pro forma results of operations as if the June 25, 1997 transaction had occurred on January 1, 1996 (in thousands, except per share and share amounts):

                                                                                        YEAR               YEAR
                                                                                        ENDED              ENDED
                                                                                    DECEMBER 31,       DECEMBER 31,
                                                                                        1997               1996
                                                                                   ----------------   ----------------

          Net sales                                                                $       101,936    $       102,075
                                                                                   ================   ================

          Income before extraordinary loss                                         $         2,701    $         3,459
          Extraordinary loss                                                               (7,121)            (7,121)
                                                                                   ----------------   ----------------

          Net loss                                                                         (4,420)            (3,662)
          Preferred stock dividends                                                          4,513              4,513
                                                                                   ----------------   ----------------

          Net loss applicable to common shares                                     $       (8,933)    $       (8,175)
                                                                                   ================   ================

          Basic and diluted earnings per common share:
             Income before extraordinary loss per common share                     $        (3.43)    $        (2.00)
             Extraordinary loss, net, per common share                                     (13.48)            (13.48)
                                                                                   ----------------   ----------------

             Net loss per common share                                             $       (16.91)    $       (15.48)
                                                                                   ================   ================

          Weighted average common shares outstanding:
             Basic and diluted                                                             528,241            528,241


       This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1996, nor is it necessarily indicative of future operating results.

  3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       CONSOLIDATION: The consolidated financial statements of North Atlantic Trading Company, Inc. and its subsidiaries, herein referred to as the Company, include the consolidated accounts of the Corporation, the Finance Corporation, the Partnership and NAOC. All intercompany accounts have been eliminated.

       REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon shipment of product to the customer.

       INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method.

       Leaf tobacco is included in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

       FIXED ASSETS: Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (4 to 7 years for machinery, equipment and furniture and 25 years for buildings).

       Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition of fixed assets, the costs and related accumulated depreciation amounts are relieved and any resulting gain or loss is reflected in operations during the period of disposition.

       GOODWILL: The excess of purchase price over fair value of net assets acquired is amortized using the straight-line method over 40 years and 25 years for the Partnership and NAOC, respectively.

       The Company periodically reviews the appropriateness of the remaining life of its intangible assets considering whether any events have occurred or conditions have developed which may indicate that the remaining life or the amortization method requires adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of the intangible assets, the Company then assesses the overall recoverability of intangible assets by determining if the unamortized balance can be recovered through undiscounted future operating cash flows.

       DEFERRED FINANCING COSTS: Deferred financing costs are amortized over the terms of the related debt obligations using the interest method.

       INCOME TAXES: Prior to June 25, 1997, the Holding Company and the Predecessor were a limited liability company and a partnership, respectively; therefore, no provision for income taxes was recorded since earnings or losses were reported by the partners or members on their individual income tax returns.

       As described in Note 1, on June 25, 1997, the Company was reorganized as a corporation subject to federal and state income taxes. Accordingly, on June 25, 1997 the Company began recording the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse.

       ADVERTISING AND PROMOTION: Advertising and promotion costs are expensed as incurred.

       STOCK-BASED COMPENSATION: The Company accounts for compensation expense related to the stock options described in Note 17 under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

       In the fourth quarter of 1997 the Company changed its method for measuring stock compensation costs from the intrinsic value based method which is permitted under SFAS No. 123 to the fair value based method which is the preferred method under SFAS No. 123. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the market value of the Company's stock at the measurement date over the exercise price. The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted. This change did not have a material effect on the Company's results of operations for 1997 or the results of operations for any interim quarter during 1997.

       COMPUTATION OF NET LOSS PER COMMON SHARE: Basic net loss per common share has been computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period.

       Diluted net loss per share has been computed by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares (warrants and stock options) outstanding during the period.

       RISKS AND UNCERTAINTIES: Smokeless tobacco companies, like other manufacturers and sellers of tobacco products, are subject to regulation at the federal, state and local levels. Such regulations include labeling requirements, limitations on advertising, and prohibition of sales to minors. The trend in recent years has been toward increased regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by any federal, state or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

       RISKS AND UNCERTAINTIES, CONTINUED: The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 23, the Partnership was named as a defendant in such a lawsuit. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

       USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Significant estimates made by the Company include accrued pension costs and accrued postretirement benefits. Accrued pension costs and postretirement benefits involve the use of actuarial assumptions, including the selection of discount rates (see Notes 18 and 19). It is reasonably possible that the Company's estimates for such items could change in the near term.

       CONCENTRATION OF CREDIT RISK: At December 31, 1997 and 1996, the Company had bank deposits in excess of federally insured limits of approximately $4.6 million and $2.5 million, respectively.

       The Company sells its products to distributors and retail establishments throughout the United States. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.



 4.    EXTRAORDINARY LOSS:

       Upon the repayment of the Company's debt on June 25, 1997 as described in
       Note 1, the Company recorded an extraordinary loss of $7.1 million (net of tax benefit of $4.4 million) for the write-off of deferred financing costs of $4.4 million and debt discount of $7.1 million.

 5.    INVENTORIES:

       The reduction of LIFO inventory quantities (decreased) increased net income of the Company by approximately $(0.2 million), $1.5 million and $0.1 million for the year ended December 31, 1997, the period May 17, 1996 to December 31, 1996 and the year ended December 31, 1995, respectively.

       The components of inventories at December 31 are as follows (in thousands):

                                                 1997              1996
                                              --------------   --------------

          Raw materials and work in process   $       1,492    $       1,510
          Leaf tobacco                               36,675           36,825
          Finished goods - tobacco                    5,444            3,439
          Finished goods - cigarette papers          12,241          -
          Other                                         258              246
                                              --------------   --------------

                                              $      56,110    $      42,020
                                              ==============   ==============


 6.    PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment at December 31 consist of (in thousands):

                                                      1997               1996
                                               ---------------   ---------------

          Land                                 $           654    $          654
          Buildings and improvements                     3,211             3,054
          Machinery and equipment                        5,319             5,149
          Furniture and fixtures                         1,720             1,183
                                               ---------------   ---------------

                                               $        10,904    $       10,040
                                               ================  ===============


 7.    GOODWILL:

       Goodwill at December 31 consists of (in thousands):

                                                                                   1997               1996
                                                                              ----------------   ---------------


       Partnership goodwill, net of accumulated amortization of $1,307
               and $504 at December 31, 1997 and 1996, respectively          $        30,645    $       31,448

          NAOC goodwill, net of accumulated amortization of $2,390
                at December 31, 1997                                                  114,872           -
                                                                              ----------------   ---------------

                                                                              $       145,517    $       31,448
                                                                              ================   ===============


 8.    DEFERRED FINANCING COSTS:

       Deferred financing costs at December 31 consist of (in thousands):

                                                                                          1997               1996
                                                                                     ----------------   ---------------
          Deferred financing costs, net of accumulated amortization
                of $1,134 and $773 at December 31, 1997 and 1996,
                respectively                                                         $        13,506    $        4,926
                                                                                     ================   ===============


 9.    ACCRUED EXPENSES:

       Accrued expenses at December 31 consist of (in thousands):

                                                                                          1997               1996
                                                                                     ----------------   ---------------

          Accrued compensation and benefits                                          $         1,876    $        1,406
          Accrued interest                                                                       982             1,315
          Current unfunded pension liability (see Note 18)                                       521               650
          Other accrued expenses                                                               2,494               383
                                                                                     ----------------   ---------------

                                                                                     $         5,873    $        3,754
                                                                                     ================   ===============


10.NOTES PAYABLE AND LONG-TERM DEBT:

       Notes payable and long-term debt at December 31, 1997 consist of (in thousands):

          Senior notes                                                                                  $      155,000
          Borrowings under credit agreement:
             Term                                                                                               75,000
             Revolver                                                                                          -
                                                                                                        ---------------

                                                                                                               230,000
          Less current portion                                                                                   9,375
                                                                                                        ---------------

                                                                                                        $      220,625
                                                                                                        ===============

       On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due 2004 (the Notes). The Notes are unsecured senior obligations of the Company which mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

       The Notes have no mandatory redemption requirements; however, they are redeemable at the option of the Company at a redemption price of 105.5%, 102.75%, or 100.0%, plus accrued interest, on or after June 15, 2001, 2002, and 2003 and thereafter, respectively. In addition, in the event of a change in control of the Company, as defined, the holders have the right to require the Company to repurchase the Notes at a purchase price of 101.0% plus accrued interest.

       On June 25, 1997, the Company entered into a credit agreement (the New Credit Agreement) with a lender which provided borrowings of $85.0 million under a term facility and a revolver with available credit of up to $25 million, including a letter of credit sublimit of $10.0 million. The borrowings under the term facility are subject to quarterly principal payments over the five-year period through the maturity date of June 25, 2002, while the revolver may be repaid and reborrowed as necessary, with any unpaid amounts due and payable upon its termination date of June 25, 2002.

       Borrowings under the term facility and revolver bear interest per annum at variable rates based on prime, federal funds or LIBOR rates at the Company's option. The interest rate on borrowings under the term facility ranged from 8.8% to 8.9% at December 31, 1997. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

       The Notes and the New Credit Agreement include cross default provisions and covenants which require the Company to meet certain financial tests, including minimum interest coverage, maximum leverage ratio, fixed charges coverage and minimum earnings before interest, taxes, depreciation and amortization, and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters.

       Scheduled maturities (exclusive of future mandatory prepayments, if any) of the Company's notes payable and long-term debt are as follows
       (in thousands):

          Through December 31, 1998                 $           9,375
          Through December 31, 1999                            14,063
          Through December 31, 2000                            16,406
          Through December 31, 2001                            21,094
          Through December 31, 2002                            14,062
          Thereafter                                          155,000
                                                    ------------------

                                                    $         230,000
                                                    ==================

       The Corporation is a holding company with no operations and no assets other than its investments in its subsidiaries, income tax receivables, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership, and deferred financing costs related to its debt.

       All of the Corporation's subsidiaries are wholly-owned and guarantee the debt of the Corporation on a full, unconditional, and joint and several basis. In management's opinion, separate financial statements of the subsidiaries are not meaningful to investors and have not been included in these financial statements.

       Following is unaudited parent-only summarized financial information of the Corporation:


         As of December  31, 1997:
             Current assets                                                                        $        -
             Noncurrent assets                                                                               258,031
             Current liabilities                                                                              14,325
             Noncurrent liabilities                                                                          220,625
             Redeemable preferred stock                                                                       34,581

          From inception on June 25, 1997 through December 31, 1997:
             Equity in earnings of subsidiaries                                                               20,598
             Income before extraordinary loss and preferred stock dividends                                    7,396
       Notes payable and long-term debt at December 31, 1996 consisted of (in thousands):

          Tranche A term loans                                                                     $          26,250
          Tranche B term loan, net of unamortized discount of $1,120                                          13,380
          Borrowings under inventory financing agreement                                                      16,912
          Deferred interest notes under inventory financing agreement                                             49
          Subordinated notes payable, net of unamortized discount of $6,409                                   14,096
          Capital leases                                                                                           9
                                                                                                   ------------------

                                                                                                              70,696

          Less current portion                                                                                21,720
                                                                                                   ------------------

                                                                                                   $          48,976
                                                                                                   ==================

       The Partnership had a credit agreement (the Credit Agreement) with a group of lenders for the Tranche A term loans in the original face amount of $30 million, Tranche B term loan in the original face amount of $15 million and revolving loan commitments in the amount of $8 million (there were no revolving loans outstanding at December 31, 1996). The Holding Company and the Finance Corporation were guarantors of this Credit Agreement.

       The Tranche A and B term loans bore interest at variable interest rates (8.5% and 9.0%, respectively, at December 31, 1996), payable quarterly beginning on June 30, 1996. Principal repayments were required in varying quarterly installments beginning on September 30, 1996 and ending on May 17, 2001.

       The Partnership had an inventory financing agreement with a supplier that purchased, stored and processed raw leaf tobacco for the Partnership. Amounts borrowed under this agreement were repayable as the supplier shipped the leaf tobacco that collateralized the loans to the Partnership. Borrowings under the inventory financing agreement bore interest at the prime rate plus 2% (10.25% at December 31, 1996), payable quarterly beginning on or about June 30, 1996. Of the quarterly interest payments, interest of 1% was payable in kind by issuing separate deferred interest notes to the supplier. The deferred interest notes bore interest at prime plus 1% and all interest was payable quarterly either in cash or in kind by issuing additional deferred notes, at the Partnership's discretion. Deferred interest notes of $49,472 under this agreement were included in notes payable and long-term debt as of December 31, 1996.

       The Holding Company had a subordinated credit agreement with certain lenders for subordinated notes in the original face amount of $20 million. The subordinated notes bore interest at 13.5%. Interest of 8.2% was payable in cash quarterly beginning October 31, 1996. Interest in excess of 8.2% was payable in kind by issuing separate deferred interest notes to the subordinated note holders, quarterly, beginning October 31, 1996. The deferred interest notes bore interest at the same rates as the subordinated notes; however, all interest was payable quarterly in kind by the issuance of additional deferred notes rather than in cash. Deferred interest notes of $0.5 million were included in the subordinated notes payable balance in the Holding Company's balance sheet as of December 31, 1996.

       Certain notes and credit agreements contained covenants which required maintenance of specified financial ratios and equity levels and limitations on certain items such as the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters.



11.OTHER LONG-TERM LIABILITIES:

       Other long-term liabilities at December 31 consist of (in thousands):

                                                             1997         1996
                                                          ----------   ---------

       Postretirement benefits (see Note 19)              $   5,126    $   4,654
       Noncurrent unfunded pension liability (see Note 18)    1,329        1,162
       Other liabilities                                      1,031           30
                                                          ----------   ---------

                                                          $   7,486    $   5,846
                                                          ==========   =========

12.    INCOME TAXES:

       The Company and the Predecessor were a limited liability company and a partnership, respectively, for federal and state income tax purposes through June 25, 1997 and, accordingly, did not incur any income taxes prior to such date. Upon the occurrence of the transactions on June 25, 1997 as described in Note 1, the Company became a taxable corporation and recorded a one-time income tax benefit of $3.6 million in the statement of operations for the six-month period ended June 30, 1997. This provision was necessary to record the Company's deferred tax assets and liabilities of $5.7 million and $2.1 million, respectively, which had not previously been recorded due to its nontaxable status. This amount differs from the $5.0 million estimated provision for income taxes recorded and disclosed in the unaudited interim financial statements included in the Company's Registration Statement filed with the Securities and Exchange Commission on September 19, 1997 and the Company's September 30, 1997 10-Q due to the final determination of the income tax treatment of certain payments made related to the recapitalization which occurred in the second quarter of 1997.

       The provision for income taxes for the year ended December 31, 1997 consists of the following components (in thousands):

          Current:
             Federal                                              -
             State and local                              $           300
                                                          ----------------

                                                                      300
                                                          ----------------

          Deferred:
             Federal                                                3,675
             State and local                                          432
                                                          ----------------

                                                                    4,107
                                                          ----------------

          Initial setup of deferred taxes:
             Federal                                              (3,181)
             State and local                                        (374)
                                                          ----------------

                                                                  (3,555)
                                                          ----------------

                                                          $           852
                                                          ================

       Deferred tax assets and liabilities at December 31, 1997 consist of (in thousands).

                                                                                         ASSETS           LIABILITIES
                                                                                     ---------------    ----------------

          Inventory                                                                         -           $         6,721
          Property, plant and equipment                                              $          440             -
          Goodwill                                                                           27,213             -
          Accrued pension and postretirement costs                                            2,387             -
          NOL carryforward                                                                    3,594             -
          Other                                                                                 457             -
                                                                                     ---------------    ----------------

                                                                                             34,091               6,721

          Valuation allowance                                                               -                   -
                                                                                     ---------------    ----------------

          Net deferred taxes                                                         $       34,091     $         6,721
                                                                                     ===============    ================


       At December 31, 1997, the Company has NOL carryforwards of $9,459 which expire in 2012.

       The Company has determined that at December 31, 1997 its ability to realize future benefits of net deferred tax assets meets the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes," therefore, no valuation allowance has been recorded.

       Reconciliation of the federal statutory rate and the effective income tax rate is as follows:

          Federal statutory rate                                                                               35.0 %
          State taxes                                                                                           2.3
          Initial setup of deferred taxes                                                                    (43.0)
          Goodwill amortization                                                                                10.2
          Other                                                                                                 5.8
                                                                                                    -------------------

          Effective income tax rate                                                                            10.3 %
                                                                                                    ===================

13.    MANDATORILY REDEEMABLE PREFERRED STOCK:

       On June 25, 1997, the Company authorized 12 million shares and issued
       1.36 million shares of 12% Senior Payment-In-Kind Preferred Stock (the Preferred Stock). On December 31, 1997, 12 million shares of Preferred Stock were authorized and 1.44 million were issued and outstanding. Each share of Preferred Stock has a par value of $.01 and a liquidation preference of $25, for a total liquidation value of $36.0 million. Prior to June 2002, holders of the Preferred Stock are entitled to receive dividends at an annual rate of 12% of the liquidation preference, payable quarterly in cash or by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends, at the Company's option. Following June 15, 2002, dividends must be paid in cash. Dividends, including the discount accretion described below, for the period from June 25, 1997 through December 31, 1997 were $2.4 million (of which $2.1 million has been paid through the issuance of additional shares), which has been recorded as an increase in the carrying value of the Preferred Stock.

       As described in Note 15, holders of the Preferred Stock were also issued warrants with a fair value of $1.7 million which has been recorded as a discount of the carrying value of the Preferred Stock. This discount is being accreted under the interest method over the 10-year term of the Preferred Stock as a part of the annual dividend requirement. Accretion of the discount was $0.1 million for the period from June 25, 1997 through December 31, 1997 and has been recorded as an increase in the carrying value of the Preferred Stock.

       Prior to June 15, 2000, the Company may, subject to certain restrictions, redeem up to 35% of the Preferred Stock out of the net cash proceeds from any one or more public equity offerings of the Company, for 112% of the liquidation preference plus all accumulated and unpaid dividends. The Preferred Stock is not redeemable from June 16, 2001 to June 15, 2002. The Preferred Stock is then redeemable, at the Company's option, on or after the following dates at the indicated redemption prices (expressed as a percentage of the liquidation preference) plus all accumulated and unpaid dividends: June 15, 2002 - 106%; June 15, 2003 - 104%; June 15,
       2004 - 102%; and June 15, 2005 - 100%. The Preferred Stock is mandatorily redeemable on June 15, 2007 at a price equal to the liquidation preference plus all accumulated and unpaid dividends. The Preferred Stock is also redeemable, at the option of the holders, upon a change in control of the Company, as defined, at a price equal to 101% of the liquidation preference plus all accumulated and unpaid dividends.

14.    PREFERRED INTERESTS:

       On May 17, 1996, the Holding Company issued mandatory redeemable preferred interests in the Holding Company to the subordinated lenders for $2.5 million. The preferred interest compounded, on a quarterly basis, at an annual rate of 14.5%, such return to be paid in the form of an increase in the preferred interest accounts. The preferred interest account balance of $2.7 million at December 31, 1996 was classified as a non-equity item in the balance sheet and the accrual of preferred interest of $0.2 million from May 17, 1996 to December 31, 1996 was recorded as interest expense in the statement of operations.



15.    WARRANTS:

       On June 25, 1997, the holders of the Preferred Stock were issued warrants, with an original fair value of $1.7 million, to purchase 44,440 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount recorded as a discount on the carrying value of the Preferred Stock described in Note 13.

       Persons affiliated with the initial purchases of the Preferred Stock were also issued warrants, with an original fair value of $0.7 million, to purchase 19,050 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount capitalized and included in deferred financing costs.



16.    HOLDING COMPANY WARRANTS:

       Prior to June 25, 1997, certain lenders held warrants with an original fair value of $6.9 million, including $0.3 million allocated to warrants purchased with cash, to purchase a 38.86% Class A membership interest in the equity of the Holding Company for $0.39. These warrants were exercisable immediately and had weighted average anti-dilution protection. The remaining balance of this interest at December 31, 1996 of $6.7 million, less $0.3 million allocated to warrants purchased with cash, was reflected in the Holding Company's statement of financial position as a loan discount which was being amortized over the life of the subordinated notes under the interest method. The lenders also received redeemable warrants to purchase an additional 5% Class A membership interest in the equity of the Holding Company for $0.05, which had limited rights. These warrants were exercisable at any time after May 17, 2001 and had weighted average anti-dilution protection.

       Prior to June 25, 1997, the lender of the Tranche B term loan held detachable warrants with an original fair value of $1.3 million to purchase a 7% Class B membership interest in the equity of the Holding Company for $100. The unamortized balance of this interest at December 31, 1996 of $1.1 million was reflected in the Partnership's balance sheet as a loan discount which was being amortized over the life of the Tranche B term loan under the interest method.

       All of the warrants held prior to June 25, 1997 had put rights which could be exercised under certain conditions, including a change in control, an asset sale, a reorganization of the Holding Company as a "C" corporation, the filing of a registration statement under the Securities Act of 1933, the repayment or refinancing of the debt of the Holding Company and the Partnership, the occurrence of an event of default, or upon May 17, 2002. Under the put rights, the warrant holders could require the Holding Company to purchase all or a portion of the warrant interests at their market value as defined in the warrant agreement. Accordingly, such warrants were classified as a non-equity item in the December 31, 1996 balance sheet.



17.    SHARE INCENTIVE PLAN:

       On June 25, 1997, the Company implemented a share incentive plan covering certain key employees which provides for the grant options to purchase common stock of the Company and other stock related benefits. As of December 31, 1997, no benefits other than the stock options described below had been granted. The total number of shares available for granting under the plan is 61,856. Stock option activity is summarized below:

                                                                                         WEIGHTED          WEIGHTED
                                                                                         AVERAGE           AVERAGE
                                                                                         EXERCISE         FAIR VALUE
                                                                        SHARES            PRICE           OF OPTIONS
                                                                    ---------------   ---------------   ---------------

           Outstanding December 31, 1996                                   -                 -                 -
           Granted                                                          46,894    $        18.19    $        26.51
           Exercised                                                       -                 -                 -
           Forfeited                                                       -                 -                 -
                                                                     --------------   ---------------   ---------------

           Outstanding December 31, 1997                                    46,894    $ `      18.19     $       26.51
                                                                     ==============   ===============   ===============

       Of the stock options outstanding on December 31, 1997, 15,631 were exercisable, with 30,928 vesting one-third on the date of grant and one-third each year for the next two years and 15,966 vesting one-third on the date of grant and one-fifth of the remainder each year over the next five years. All stock options expire 15 years from the grant date. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

       All of the stock options described above include a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

       The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is remeasured on each reporting date with the expense amount adjusted for changes in the fair value of the company stock on that date. Compensation expense of $900,000 ($558,000 net of deferred income tax benefit) has been recognized in the statement of operations for the year ended December 31, 1997.



18.    PENSION PLANS:

       The Company has defined benefit pension plans covering substantially all of its employees. Benefits for the hourly employees' plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees are based on years of service and the employees' final compensation.

       The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets and statements of operations (in thousands):

                                                                                    DECEMBER 31,       DECEMBER 31,
                                                                                        1997               1996
                                                                                   ----------------   ----------------
          Actuarial present value of benefit obligations:
             Accumulated benefit obligation, including vested
                   benefits of $6,148 and $5,472 in 1997 and
                   1996, respectively                                              $         6,358    $         5,661
                                                                                   ================   ================

          Projected benefit obligation                                             $         7,478    $         6,754
          Plan assets                                                                        6,739              5,219
                                                                                   ----------------   ----------------

          Projected benefit obligation in excess of plan assets                                739              1,535
          Unrecognized net loss from past experience different
                than assumed                                                                 1,121                276
          Unrecognized prior service cost                                                     (11)           -
          Amounts to be funded within one year (included in accrued
                expenses)                                                                    (520)              (649)
                                                                                   ----------------   ----------------

          Noncurrent unfunded pension liability (included in other
                long-term liabilities)                                             $         1,329    $         1,162
                                                                                   ================   ================

       Net pension cost included the following components (in thousands):

                                                           THE COMPANY                        THE PREDECESSOR
                                               ------------------------------------  ----------------------------------
                                                                     PERIOD FROM
                                                  YEAR ENDED          MAY 17 TO        PERIOD FROM       YEAR ENDED
                                                  DECEMBER 31,      DECEMBER 31,      JANUARY 1 TO      DECEMBER 31,
                                                     1997               1996          MAY 17, 1996          1995
                                               ------------------  ----------------  ----------------  ----------------

          Service cost                         $             544   $           509   $           193   $           515
          Interest cost                                      491               449               140               373
          Return on plan assets                          (1,135)             (604)             (273)             (729)
          Net amortization and deferral                      733               284               204               545
                                               ------------------  ----------------  ----------------  ----------------

                         Net pension cost      $             633   $           638   $           264   $           704
                                               ==================  ================  ================  ================


       The average discount rate and expected long-term rate of return on plan assets was 7.5% for the periods presented. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the salary plan was 6% for the periods presented. The Company's funding policy is to contribute annually amounts equal to or in excess of the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans' assets are primarily invested in bond and equity mutual funds.

       The Company also sponsors a voluntary retirement savings plan (401(k)). Eligible employees may elect to contribute up to 10% of their annual earnings subject to certain limitations. The Company matches 50% of each eligible participant's contribution up to 6% of the participant's compensation for the plan year. Company matching is subject to a vesting schedule. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Expense related to this plan was approximately $0.2 million, $0.1 million, $44,000 and $0.1 million for the year ended December 31, 1997, the periods May 17, 1996 to December 31, 1996 and January 1, 1996 to May 17, 1996, and the year ended December 31, 1995, respectively.



19.    POSTRETIREMENT BENEFIT PLANS:

       The Company sponsors two defined benefit postretirement plans that cover both salaried and hourly employees. One plan provides medical and dental benefits, and the other provides life insurance benefits. The postretirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory.

       The postretirement benefit expense included the following components:

                                                          THE COMPANY                         THE PREDECESSOR
                                              ------------------------------------  ------------------------------------
                                                                   PERIOD FROM
                                                 YEAR ENDED         MAY 17 TO         PERIOD FROM        YEAR ENDED
                                                DECEMBER 31,       DECEMBER 31,      JANUARY 1 TO       DECEMBER 31,
                                                    1997               1996          MAY 17, 1996           1995
                                              -----------------  -----------------  ----------------  ------------------

          Service cost of benefits earned     $            269   $            166   $            69   $             167
          Interest cost on accumulated
                postretirement benefit
                obligation                                 334                194               101                 219
          Net amortization and deferral               -                  -                       44            -
                                              -----------------  -----------------  ----------------  ------------------

          Postretirement benefit expense      $            603   $            360   $           214   $             386
                                              =================  =================  ================  ==================


       The postretirement benefit liability as of December 31 included the following components (in thousands):

                                                                                        1997                1996
                                                                                  -----------------   -----------------
          Actuarial present value of accumulated postretirement
              benefit obligation:
             Retirees                                                             $          1,513    $          1,444
             Fully eligible active plan participants                                         2,102               1,890
             Other active plan participants                                                  1,668               1,190
                                                                                  -----------------   -----------------

                                                                                             5,283               4,524

          Unrecognized net loss                                                                157                 130
                                                                                  -----------------   -----------------

          Accrued postretirement benefit liability                                $          5,126    $          4,654
                                                                                  =================   =================

       The assumed discount rate used to determine the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 was 7% and 7.5%, respectively. As of December 31, 1997 and 1996, the assumed health care cost trend rate for participants under age 65 was 9.5%, and for participants age 65 and over the rate was 8.5%. The health care cost trend rate was assumed to decline gradually to 5.5% for pre-age 65 costs to 5% for post-age 65 costs over 27 years. A one-percentage-point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by approximately $23,000 and $382,000, respectively, and the postretirement benefit expense for the year ended December 31, 1997, the periods May 17, 1996 to December 31, 1996 and January 1, 1996 to May 17, 1996 and the year ended December 31, 1995 by $2,000, $39,000, $18,000 and
       $40,000, respectively.

       Effective January 1, 1995, the Predecessor adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the Predecessor accrues the cost of those benefits over employees' active service periods. The Predecessor elected to recognize this change in accounting on the immediate recognition basis. The adoption of SFAS No. 106 resulted in a one time expense totaling approximately $123,000.

20.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," as amended by SFAS No. 126. The estimated fair value amounts have been determined by the Company using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

       Cash and Cash Equivalents: Cash and cash equivalents are by definition short-term and the carrying amount is a reasonable estimate of fair value.

       Long-Term Debt: The fair value of long-term debt approximates its carrying value.



21.    INCOME BEFORE EXTRAORDINARY LOSS PER COMMON SHARE RECONCILIATION:


                                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                -------------------------------------------------------
                                                                    INCOME              SHARES            PER SHARE
                                                                  (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                ----------------  -------------------  ----------------

           Income before extraordinary loss                     $         7,414
           Less: Preferred stock dividends                              (2,268)
                                                                ----------------

           Basic:
              Income available to common stockholders                     5,146              528,241   $          9.75
                                                                                                       ================

           Effect of Dilutive Securities:
              Warrants                                                                        63,490
              Stock options                                                                   19,180
                                                                ----------------  -------------------

           Diluted:
              Income available to common stockholders
                    and assumed conversions                     $         5,146              610,911   $          8.42
                                                                ================  ===================  ================



22.    FOURTH QUARTER ADJUSTMENT:

       As described in Note 12, the fourth quarter of 1997 includes an adjustment of $8.7 million to increase the income tax benefit which results from the final determination by tax counsel in the fourth quarter of the income tax treatment of certain payments made related to the recapitalization which occurred in the second quarter of 1997.

23.    CONTINGENCY:

       The Partnership was named as a defendant in a purported class action filed on June 30, 1997 in the 33rd Judicial District Court in the State of Louisiana, Parish of Allen, entitled Doyle v. United States Tobacco Company, et al. The petition named as defendants the Partnership, three other manufacturers of smokeless tobacco products and a subsidiary of one of the manufacturers. The action was subsequently removed to the United States District Court for the Western District of Louisiana, Alexandria Division.

       On January 26, 1998, the plaintiff stipulated to a dismissal of the case without prejudice. On January 28, 1998 the court entered an order voluntarily dismissing the action without prejudice.


24.    NEW ACCOUNTING STANDARDS:

       SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this new accounting standard is not expected to have a material impact on the Company's consolidated financial statements.

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's management in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. This statement's requirements are disclosure oriented and, therefore, will not have an impact on the Company's financial position, results of operations or liquidity.

                                  EXHIBIT INDEX

                                       TO

                      NORTH ATLANTIC TRADING COMPANY, INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED December 31, 1997


EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

   3.1 (a)(i) -- Restated Certificate of Incorporation of North
                 Atlantic Trading Company, Inc., filed February 19, 1998.

   3.1 (b)(i) -- Certificate of Incorporation of North Atlantic Operating
                 Company, Inc., filed June 9, 1997.**

   3.1 (b)(ii)-- Certificate of Amendment of Certificate of Incorporation of
                 North Atlantic Operating Company, Inc., filed June 17, 1997.**

   3.1 (c)    -- Restated Certificate of Incorporation of National Tobacco
                 Finance Corporation, filed April 24, 1996.**

   3.1 (d)    -- Amended and Restated Certificate of Limited Partnership of
                 National Tobacco Company, L.P., filed May 17, 1996.**

   3.1 (e)(i) -- Certificate of Incorporation of International Flavors and
                 Technology, Inc., filed August 7, 1997.

   3.1 (e)(ii)-- Certificate of Amendment of Certificate of Incorporation of
                 International Flavors and Technology, Inc., filed February 19, 1998.

   3.2 (a)    -- Bylaws of North Atlantic Trading Company, Inc.*

   3.2 (b)    -- Bylaws of North Atlantic Operating Company, Inc.*

   3.2 (c)    -- Bylaws of National Tobacco Finance Corporation.*

   3.2 (d)(i) -- Third Amended and Restated Agreement of Limited Partnership of
                 National Tobacco Company, L.P., effective May 17, 1996.**

   3.2 (d)(ii)-- Amendment No. 1 to Third Amended and Restated Agreement of
                 Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997.**

   3.2 (e)    -- Bylaws of International Flavors and Technology, Inc.

   3.3 (a)    -- Certificate of Designation of 12% Senior Payment-In-Kind
                 Preferred Stock of North Atlantic Trading Company, Inc., filed June 25, 1997.**

   3.3 (b)   --  Certificate of Designation of 12% Senior Exchange
                 Payment-In-Kind Preferred Stock of North Atlantic Trading
                 Company, Inc., filed July 22, 1997.**

   4.1       --  Indenture, dated as of June 25, 1997, among North Atlantic
                 Trading Company, Inc., as issuer, National Tobacco Company, L.P., North Atlantic Operating Company, Inc. and National Tobacco Finance Corporation, as guarantors, and United States Trust Company of New York, as trustee.**

   4.2       --  Form of Notes (included in Exhibit 4.1).**

   4.3       --  First Supplemental Indenture, dated as of February 26, 1998, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, International Flavors and Technology, Inc. and The United States Trust Company of New York.

   9.1       --  Exchange and Stockholders' Agreement, dated as of June 25,
                 1997, by and between North Atlantic Trading Company, Inc. and those stockholders signatory thereto.****

   9.2       --  Voting Trust Agreement, dated as of December 17, 1997, among
                 Thomas F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp.

   10.1      --  Third Amended and Restated Purchasing and Processing Agreement,
                 dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania.**

   10.2      --  Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [United States].+***

   10.3      --  Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Asia]+***

   10.4      --  Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Canada].+***

   10.5      --  Restated Amendment, dated as of June 25, 1997, between Bollore
                 Technologies, S.A. and North Atlantic Operating Company,
                 Inc.+***

   10.6      --  Registration Rights Agreement, dated as of June 25, 1997, by and among North Atlantic Trading Company, Inc., the subsidiary guarantors named therein and NatWest Capital Markets Limited and CIBC Wood Gundy Securities Corp.**

   10.7      --  Preferred Stock Registration Rights Agreement, dated as of June
                 25, 1997, among North Atlantic Trading Company, Inc. and NatWest Capital Markets Limited.**

   10.8      --  Common Stock Registration Rights and Stockholders' Agreement,
                 dated as of June 25, 1997, among North Atlantic Trading Company, Inc. and NatWest Capital Markets Limited.**

   10.9      --  Purchase Agreement, dated as of June 18, 1997, among North
                 Atlantic Trading Company, Inc., certain of its subsidiaries, as guarantors, and NatWest Capital Markets Limited and CIBC Wood Gundy Securities Corp., as initial purchasers. **

   10.10     --  Purchase Agreement, dated as of June 18, 1997, between North
                 Atlantic Trading Company, Inc. and NatWest Capital Markets Limited, as initial purchaser.**

   10.11     --  Unit Agreement, dated as of June 25, 1997, between North
                 Atlantic Trading Company, Inc. and United States Trust Company of New York, as unit agent.**

   10.12     --  Warrant Agreement, dated as of June 25, 1997, between North
                 Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent.**

   10.13     --  Stock Purchase Agreement, dated as of March 17, 1997, between
                 NATC Holding Company, Ltd. and NTC Holding, LLC.**

   10.14     --  Assignment and Assumption, dated as of June 25, 1997, between
                 NTC Holding, LLC and North Atlantic Trading Company, Inc.**

   10.15     --  Assignment and Assumption of Stock Purchase Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and North Atlantic Operating Company, Inc.**

   10.16     --  1997 Share Incentive Plan of North Atlantic Trading Company,
                 Inc.++**

   10.17     --  Employment Agreement, dated May 17, 1996, between North
                 Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.++**

   10.18 (a) --  Employment Agreement, dated April 14, 1997, between National
                 Tobacco Company, Inc. and David I. Brunson.++**

   10.18 (b) --  Letter Agreement, dated April 23, 1997, between Thomas F.
                 Helms, Jr. and David I. Brunson.++**

   10.18 (c) --  Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson.++**

   10.18 (d) --  Amendment No. 1, dated and effective September 2, 1997, to the
                 Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson.++**

   10.18 (e) --  Amendment No. 2, dated as of December 31, 1997, to the
                 Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson.++

   10.19     --  Employment Agreement, dated January 1, 1997, between North
                 Atlantic Trading Company, Inc. and Jay Martin.++**

   10.20     --  Consulting Agreement, dated as of June 25, 1997, between North
                 Atlantic Trading Company, Inc. and Jack Africk.++**

   10.21     --  Credit Agreement, dated as of June 25, 1997, among North
                 Atlantic Trading Company, Inc., the various lending institutions referenced therein, Gleacher NatWest, Inc., as arranging agent, and National Westminster Bank plc, as administrative agent.**

   10.22     --  Subsidiary Guaranty, dated as of June 25, 1997, made by North
                 Atlantic Operating Company, Inc., National Tobacco Finance Corporation, and National Tobacco Company, L.P. in favor of National Westminster Bank plc, as administrative agent for certain lending institutions.**

   10.23     --  Security Agreement, dated as of June 25, 1997, among North
                 Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, National Tobacco Company, L.P., and National Westminster Bank plc, as collateral agent for certain secured creditors.**

   10.24     --  Pledge Agreement, dated as of June 25, 1997, made by North
                 Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, and National Tobacco Company, L.P., in favor of National Westminster Bank plc, as collateral agent for certain secured creditors.**

   10.25     --  National Tobacco Company Management Bonus Program.++**

   10.26     --  Amended and Restated Nonqualified Stock Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.++

   10.27     --  Employment Agreement, dated as of July 28, 1997, between North
                 Atlantic Trading Company, Inc. and Jeffrey S. Hay.++

   10.28     --  Amended and Restated Nonqualified Stock Option Agreement, dated as of January 12, 1998, between North Atlantic Trading Company, Inc. and Jack Africk.++

   10.29     --  Employment Agreement, dated as of December 15, 1997, between
                 North Atlantic Trading Company, Inc. and Jack Africk.++

   10.30     --  Assignment and Assumption, dated as of January 1, 1998, between
                 National Tobacco Company, L.P. and North Atlantic Trading Company, Inc.++

   10.31     --  Amendment, dated October 27, 1997, to Amended and Restated
                 Distribution and License Agreements, between Bollore and North Atlantic Operating Company, Inc.+

   10.32     --  Sales Representative Agreement, effective as of January 1,
                 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc.

   10.33     --  Separation Agreement, dated as of October 29, 1997, among
                 National Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.++

   10.34     --  First Amendment to Separation Agreement, dated as of January
                 30, 1998, among National Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.++

   10.35     --  Consulting Agreement, dated as of October 29, 1997, between
                 National Tobacco Company, L.P. and Maurice Langston.++

   10.36     --  Release Agreement, dated as of October 29, 1997, among National
                 Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.++

   10.37     --  North Atlantic Trading Company, Inc. 1998 Executive Committee
                 Bonus Plan++

   10.38     --  North Atlantic Trading Company, Inc. 1998 Management Bonus
                 Plan++

   16        --  Letter re change in accounting principles.

   21        --  Subsidiaries of North Atlantic Trading Company, Inc.

   27        --  Financial Data Schedules.

----------------------------
+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.

* Incorporated by reference to the identically numbered exhibit contained in the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities Exchange Commission on July 23, 1997.

** Incorporated by reference to the identically numbered exhibit contained in Amendment No. 1 to the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities and Exchange Commission on September 3, 1997.

*** Incorporated by reference to the identically numbered exhibit contained in Amendment No. 2 to the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities and Exchange Commission on September 17, 1997.

**** Incorporated by reference to Exhibit 9 contained in Amendment No. 1 to the Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Securities and Exchange Commission on September 17, 1997.