Form 10-Q
period 1998-03-31
NORTH ATLANTIC TRADING CO INC
filed 1998-05-14
CIK 1042787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

             [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to ______


                        Commission File Number 333-31931

                      NORTH ATLANTIC TRADING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                             13-3961898
--------------------------------------      -----------------------------
 (State or Other Jurisdiction of               (I.R.S. Employer
  Incorporation or Organization)              Identification No.)

    257 Park Avenue South
      New York, New York                                10010-7304
-----------------------------------------           ----------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (212) 253-8185
      -------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                    Unchanged
          ------------------------------------------------------------
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of March 31, 1998.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands except par value)


                                                                              March 31,           December 31,
                                                                                1998                  1997
                                                                             ----------------------------------
                                                                              (Unaudited)


Current Assets:
   Cash                                                                    $       101            $    4,087
   Accounts Receivable                                                           8,381                 4,633
   Inventory                                                                    58,079                56,110
   Income Taxes Receivable                                                       5,326                 5,326
   Other Current Assets                                                          2,165                 1,718
                                                                           -----------            ----------

      Total Current Assets                                                      74,052                71,874

Property, Plant & Equipment (Net)                                                7,881                 8,251

Deferred Income Taxes                                                           35,166                34,091

Goodwill (Net)                                                                 144,126               145,517

Other Assets                                                                    12,966                13,506
                                                                           -----------            ----------

      Total Assets                                                         $   274,191            $  273,239
                                                                           ===========            ==========

Current Liabilities:
   Accounts Payable                                                        $     1,047            $      659
   Accrued Liabilities                                                           9,439                 5,873
   Deferred Income Taxes                                                         6,721                 6,721
   Current Portion of Long-Term Debt                                            10,547                 9,375
                                                                           -----------            ----------

      Total Current Liabilities                                                 27,754                22,628

Long-Term Debt                                                                 217,108               220,625
Other Long-Term Liabilities                                                      7,486                 7,486
                                                                           -----------            ----------

      Total Liabilities                                                        252,348               250,739
                                                                           -----------            ----------

Preferred Stock, net of discount of $1,557 and $1,600,
      respectively (Mandatory Redemption Value of $37,057)                      35,704                34,581
                                                                           -----------            ----------
Stockholders' Equity (Deficit):

   Common Stock, voting, $.01 par value; authorized
      shares, 750,000; issued and outstanding shares,
      528,241 at March 31, 1998                                                      5                     5
   Common Stock, nonvoting, $.01 par value; authorized
      shares, 750,000; issued and outstanding shares,
      -0- at March 31, 1998
   Warrants                                                                      2,410                 2,410
   Additional Paid-In Capital                                                    6,128                 5,906
   Retained Earnings (Accumulated Deficit)                                     (22,404)              (20,402)
                                                                           -----------            ----------

     Total  Stockholders' Equity (Deficit)                                    (13,861)              (12,081)
                                                                           -----------            ----------
     Total Liabilities and Stockholders' Equity (Deficit)                 $   274,191            $  273,239
                                                                           ===========            ==========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)
                                   (unaudited)


                                                                          Three Months            Three Months
                                                                              ended                   ended
                                                                         March 31, 1998          March 31, 1997
                                                                         --------------          --------------

Net Sales                                                                  $    19,702            $   12,558

Cost of Sales                                                                    6,874                 4,484
                                                                           -----------            ----------

        Gross Profit                                                            12,828                 8,074

Selling, General & Administrative Expenses                                       7,021                 5,365
Amortization of Goodwill                                                         1,392                   201
                                                                           -----------            ----------

      Operating Income                                                           4,415                 2,508

Interest Expense & Financing Costs, Net                                          6,386                 2,480
Other Expense (Income)                                                             (16)                   27
                                                                           -----------            ----------

      Income Before Income Tax Provision (Benefit)                              (1,955)                    1

Income Tax Provision (Benefit)                                                  (1,075)           ----------

      Net Income (Loss)                                                           (880)                    1
                                                                                                 $==========

Preferred Stock Dividends                                                       (1,122)

      Net Loss Applicable to Common Shares                                 $    (2,002)
                                                                           ===========


      Loss per Common Share:

        Basic and Diluted                                                      $ (3.79)


      Weighted Average Common Shares Outstanding:

        Basic and Diluted                                                      528,241


   Supplemental Unaudited Financial Data:

      Historical Income Before Income Tax Provision                                               $        1

      Pro forma Income Tax Provision                                                                       -

      Pro forma Net Income                                                                        $        1
                                                                                                  ==========


      Pro forma Earnings Per Common Share:

      Basic                                                                                       $       -

      Diluted                                                                                     $       -


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                          Three Months            Three Months
                                                                              ended                   ended
                                                                         March 31, 1998          March 31, 1997
                                                                         --------------          --------------

Cash Flows from Operating Activities:
  Net Income (Loss)                                                        $      (880)                  $ 1
  Adjustments to Reconcile Net Income (Loss)
      to Net Cash Used In Operating Activities:
        Depreciation                                                               450                   450
        Amortization of Goodwill                                                 1,392                   201
        Amortization of Deferred Financing Fees                                    540                   485
        Compensation Expense                                                       271
        Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                     (3,748)                 (803)
        Inventory                                                               (1,969)                  753
        Other Current Assets                                                      (447)                 (116)
        Deferred Income Taxes                                                   (1,075)
        Accounts Payable                                                           388                   405
        Borrowings Under Inventory Financing Agreement                                                   418
        Payments on Borrowings Under Inventory
           Financing Agreement                                                                        (1,913)
        Accrued Expenses and Other                                               3,516                  (123)
                                                                           -----------            ----------

           Net Cash Used In
           Operating Activities                                                 (1,562)                 (242)
                                                                           -----------                 -----

Cash Flows From Investing Activities:
   Capital Expenditures                                                           ( 80)                 (302)
                                                                           -----------                 -----

           Net Cash Used In Investing Activities                                  ( 80)                 (302)
                                                                           -----------                 -----

Cash Flows from Financing Activities:
  Proceeds from Revolving Loans                                                                          800
  Payments on Term Loans                                                        (2,344)               (2,118)
                                                                           -----------               -------

           Net Cash Used In Activities                                          (2,344)               (1,318)
                                                                           -----------               -------
           Net Decrease In Cash                                                 (3,986)               (1,862)

Cash, Beginning of Period                                                        4,087                 2,209
                                                                           -----------            ----------

Cash, End of Period                                                        $       101            $      347
                                                                           ===========            ==========




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with North Atlantic Trading Company, Inc.'s (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been made and were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       ACQUISITION

         On June 25, 1997, the Company acquired NATC Holdings, USA Inc. ("NATC") for a purchase price of $162.6 million. The excess of the net assets of $117.3 million was recorded as goodwill and is being amortized over 25 years. The Acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of NATC have been included in the accompanying financial statements since the date of acquisition.

         Following are the unaudited pro forma results of operations as if the June 25, 1997 transaction had occurred on January 1, 1997 (in thousands, except per share and share amounts):

                                                             Three Months
                                                                 ended
                                                            March 31, 1997

         Net Sales                                           $     22,802
                                                             ============

         Net Loss                                            $       (238)
         Preferred Stock Dividends                                  1,064
                                                             ------------

         Net Loss Applicable to Common Shares                $     (1,302)
                                                             ============

         Basic and diluted loss per common share:

                  Net Loss per common share                  $     (2.47)
                                                             ===========

         Weighted average common shares outstanding:

                  Basic and diluted                              528,241

         This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

3.       INVENTORIES

         The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

                                                         (In thousands)
                                                 3/31/98             12/31/97
                                               -----------        -----------

         Raw Materials and Work In Process     $      2,277       $      1,492
         Leaf Tobacco                                37,047             36,675
         Finished Goods - Tobacco                     6,136              5,444
         Finished Goods - Cigarette Papers           12,343             12,241
         Other                                          276                258
                                               ------------       ------------

                                               $     58,079       $     56,110
                                               ============       ============

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

         The provision for income taxes for the three months ended March 31, 1998 has been computed based on the estimated annual effective income tax rate which is expected to be 55%. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization which is not deductible for income tax purposes.

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

         Following is unaudited parent-only summarized financial information of the Company:

         As of March 31, 1998:

                  Current Assets                             $             -
                  Noncurrent Assets                                   259,224
                  Current Liabilities                                  19,690
                  Noncurrent Liabilities                              217,108
                  Redeemable Preferred Stock                           35,704

         For the Three Months Ended March 31, 1998:

                  Equity in Earnings of Subsidiaries         $          2,018
                  Net Loss Before Payment of Preferred
                    Stock Dividends                                      (870)

6.       NET LOSS PER COMMON SHARE RECONCILIATION

                                                        For the Three Months Ended March 31, 1998
                                                             Loss              Shares             Per Share
                                                          (Numerator)       (Denominator)          Amount

         Net Loss                                         $     (880)
         Less:Preferred Stock Dividends                       (1,122)
                                                          ----------

          Basic and Diluted:
             Loss available to common
                stockholders                              $   (2,002)           528,241           $(3.79)
                                                          ==========           ========           ======


         The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options of 29,824 and warrants of 63,430 are excluded from these computations as their effect is antidilutive.

7.       CONTINGENCY

         On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco Company, L.P., Swisher International Group, Inc., Brown & Williamson Tobacco Corporation, Merrill Reese, Inc., Lucky Stores, Inc., Quick Stop Markets, Inc., Raley's, Inc., Save Mart Supermarkets, Inc., Sav- On Drug Stores, Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. To date, the complaint has only been filed with the California court, and has not been served on the Company or the other defendants. The complaint purports to be brought on behalf of The City and County of San Francisco, the People of the State of California and the Environmental Law Foundation.

         Plaintiffs claim that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code ss.ss.25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable "warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claim that the defendants violated Cali- fornia's Unfair Competition Act, Business & Professions Code ss.ss.17200, et seq., by marketing smokeless tobacco products to children, and by fraudulently concealing from the public the adverse consequences and addiction associated with smokeless tobacco products.

         The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposures to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorneys' fees and costs. In the event that the Company is served with the complaint, the Company intends to defend the action vigorously.

ITEM 2.           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

                                    OVERVIEW

         On June 25, 1997, the Company acquired all of the issued and outstanding capital stock of NATC Holdings USA, Inc. ("NATC") (the "Acquisition"), at which time NATC and its subsidiaries were merged into North Atlantic Operating Company, Inc. ("NAOC"), a wholly-owned subsidiary of the Registrant. The Acquisition was accounted for under the purchase method of accounting and the operating results of NATC have been included from the date of acquisition. The aggregate acquisition purchase price of $162.6 million was allocated to the acquired net assets based on the fair market value of such net assets.

RESULTS OF OPERATIONS

         COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE
MONTHS ENDED MARCH 31, 1997.

         Net Sales. Net Sales for the three months ended March 31, 1998 were $19.7 million, an increase of 56.8%, or $7.1 million, from the prior year period. Sales of NAOC for the quarter ended March 31, 1998 were 45.2% of the Company's consolidated sales.

         Sales of smokeless tobacco products for the three months ended March 31, 1998 decreased 14.0% reflecting a volume decrease of 16.1% which was partially offset by a price increase. Approximately 3.2% of the volume decline was related to the Company's decision to change certain of its promotional discounts from a free goods strategy to a price off strategy. The Company believes that its price off strategy will reduce the cost of the Company's promotional discount program going forward. The Company announced a price increase at its National Tobacco Company L.P. ("National Tobacco") subsidiary of 5.6% effective January 1, 1998. Further, on March 2, 1998, the Company, also through its National Tobacco subsidiary, launched a new value product, Durango. To date, the results of this product launch have exceeded the Company's expectations. Sales of Durango for the quarter represented 3.8% of National Tobacco's net sales.

         Gross Profit. Gross profit and gross profit percentage for the three months ended March 31, 1998 increased to $12.8 million or 65.1% of net sales compared to $8.1 million or 64.3% of net sales for the prior year's period. Gross profit attributable to NAOC for the quarter ended March 31, 1998 was 46.9% of the Company's consolidated gross profit.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 increased 29.6% to $7.0 million from last year's $5.4 million. This increase was due primarily to the addition of three new members of senior management and the reorganization and expansion of the Company's sales organization.

         Amortization of Goodwill. Amortization of goodwill for the three months ended March 31, 1998 was $1.4 million compared to $0.2 million for the prior year's period. This increase was due to the increase in intangible assets as a result of the Acquisition.

         Interest Expense and Financing Costs. Interest expense and financing costs increased to $6.4 million for the three months ended March 31, 1998 from $2.5 million for the prior year's period. This increase was the result of additional indebtedness incurred in connection with the Acquisition and related recapitalization.

         Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 55% based on projected earnings for 1998. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible good will. The Company currently has a net operating loss carry-forward of approximately $9.5 million, and does not expect to pay material federal income taxes during 1998.

         Net Income (Loss). Due to the factors described above, the net loss for the three months ended March 31, 1998 was $0.9 million compared to the net income of $1,000 for the prior year's period.

LIQUIDITY AND CAPITAL REQUIREMENTS

         At March 31, 1998, working capital was $47.2 million compared to $49.2 million at December 31, 1997. The Company will fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company has an undrawn availability of $24 million under its committed $25 million revolving credit facility.

         The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that its National Tobacco subsidiary maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical and anticipated sales activity. The Company also believes that its NAOC subsidiary maintains adequate inventories and that the supply of such inventory will remain stable for the foreseeable future.

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

         Given its current operation, the Company believes that its capital expenditure requirements for 1998 will be in the $500,000 range.

         The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonable foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). The Statement revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS No. 132 in the Company's year-end
1998 reporting as required.


ITEM 3.           Not Applicable.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        Legal Proceedings.

         On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco Company, L.P., Swisher International Group, Inc., Brown & Williamson Tobacco Corporation, Merrill Reese, Inc., Lucky Stores, Inc., Quick Stop Markets, Inc., Raley's, Inc., Save Mart Supermarkets, Inc., Sav- On Drug Stores, Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. To date, the complaint has only been filed with the California court, and has not been served on the Company or the other defendants. The complaint purports to be brought on behalf of The City and County of San Francisco, the People of the State of California and the Environmental Law Foundation.

         Plaintiffs claim that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code ss.ss.25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable "warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claim that the defendants violated Cali- fornia's Unfair Competition Act, Business & Professions Code ss.ss.17200, et seq., by marketing smokeless tobacco products to children, and by fraudulently concealing from the public the adverse consequences and addiction associated with smokeless tobacco products.

         The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposures to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorneys' fees and costs. In the event that the Company is served with the complaint, the Company intends to defend the action vigorously.

ITEM 2.        Changes in Securities and Use of Proceeds.

         On March 24, 1998, in connection with Maurice Langston's retirement, the Company redeemed 10,100 shares of Voting Common Stock from Langston Enterprises, Inc. ("LEI"), a corporation whose common stock is owned by Maurice Langston, a director of the Company. The redemption price paid by the Company was $40.00 per share, for an aggregate redemption price of $404,000.00.

         Concurrently with the redemption of shares from LEI, the Company sold an aggregate of 10,100 shares of Voting Common Stock to seven officers of the Company and one existing shareholder and director at a price per share of $40.00, resulting in aggregate proceeds of $404,000.00. The Company used the proceeds of this sale to pay the redemption price for the LEI redemption. The shares sold by the Company were sold in reliance on the exemption set forth in
Section 4(2) of the Securities Act.


ITEM 4.        Submission of Matters to a Vote of Security Holders.

         By Written Consent dated February 19, 1998, the Voting Trust ("Voting Trust") created under that certain Voting Trust Agreement among Helms Management Corp., Thomas F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, as majority stockholder, approved the adoption of an Amended and Restated Certificate of Incorporation of the Corporation which provides, among other things, for the elimination of the class of Non-Exchange Preferred Stock from the authorized capital stock of the Corporation. In addition, the Voting Trust approved the adoption of Amended and Restated By-Laws of the Corporation.

         In lieu of an annual meeting of stockholders, by Written Consent dated March 24, 1998 the Voting Trust, as majority stockholder, approved the removal and subsequent reelection of each director of the Company.


ITEM 6.        Exhibits and Reports on Form 8-K

         a.    Exhibits

Exhibit
Number                              Description
-------                             -----------

3.1 (a)(i)                        Restated Certificate of Incorporation of North
                                  Atlantic Trading Company, Inc., filed
                                  February 19, 1998.*

3.1 (e)(ii)                       Certificate of Amendment of Certificate of
                                  Incorporation of International Flavors and
                                  Technology, Inc., filed February 19, 1998.*

3.2 (a)                           Amended and Restated Bylaws of North Atlantic
                                  Trading Company, Inc.

3.2 (e)                           Bylaws of International Flavors and
                                  Technology, Inc.*

4.3 First Supplemental Indenture, dated as of February 26, 1998, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, International Flavors and Technology, Inc. and The United States Trust Company of New York.*

10.28 Amended and Restated Nonqualified Stock Option Agreement, dated as of January 12, 1998, between North Atlantic Trading Company, Inc. and Jack Africk.*

10.30 Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc.*

10.32 Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc.*

10.34 First Amendment to Separation Agreement, dated as of January 30, 1998, among National Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.*

10.37                             North Atlantic Trading Company, Inc. 1998
                                  Executive Committee Bonus Plan*

10.38                             North Atlantic Trading Company, Inc. 1998
                                  Management Bonus Plan*

10.39 Amendment, dated as of February 1, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent.

10.40 Consent, dated as of March 12, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent.

10.41 Securities Redemption Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc., Langston Enterprises, Inc. and Maurice Langston.

10.42 Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson.

10.43 Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.

10.44 Promissory Note, dated March 24, 1998, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc.

10.45 Promissory Note, dated March 24, 1998, issued by Jeffrey S. Hay in favor of North Atlantic Trading Company, Inc.

27.1                              Financial Data Schedule

---------------
* Incorporated by reference to the identically numbered exhibit contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         b.       Reports on Form 8-K

                  There were no reports on Form 8-K in the First Quarter of 1998.

                                   SIGNATURES


         The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 1998                          NORTH ATLANTIC TRADING COMPANY, INC.



                                           /s/ Thomas F. Helms, Jr.
                                           -------------------------------------
                                           Thomas F. Helms, Jr.
                                           President & Chief Executive Officer



Date: May 13, 1998                         /s/ David I. Brunson
                                           -------------------------------------
                                           David I. Brunson
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------

3.1 (a)(i)                        Restated Certificate of Incorporation of North
                                  Atlantic Trading Company, Inc., filed
                                  February 19, 1998.*

3.1 (e)(ii)                       Certificate of Amendment of Certificate of
                                  Incorporation of International Flavors and
                                  Technology, Inc., filed February 19, 1998.*

3.2 (a)                           Amended and Restated Bylaws of North Atlantic
                                  Trading Company, Inc.

3.2 (e)                           Bylaws of International Flavors and
                                  Technology, Inc.*

4.3 First Supplemental Indenture, dated as of February 26, 1998, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, International Flavors and Technology, Inc. and The United States Trust Company of New York.*

10.28 Amended and Restated Nonqualified Stock Option Agreement, dated as of January 12, 1998, between North Atlantic Trading Company, Inc. and Jack Africk.*

10.30 Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc.*

10.32 Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc.*

10.34 First Amendment to Separation Agreement, dated as of January 30, 1998, among National Tobacco Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston.*

10.37                             North Atlantic Trading Company, Inc. 1998
                                  Executive Committee Bonus Plan*

10.38                             North Atlantic Trading Company, Inc. 1998
                                  Management Bonus Plan*

10.39 Amendment, dated as of February 1, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent.

10.40 Consent, dated as of March 12, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent.

10.41 Securities Redemption Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc., Langston Enterprises, Inc. and Maurice Langston.

10.42 Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson.

10.43 Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.

10.44 Promissory Note, dated March 24, 1998, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc.

10.45 Promissory Note, dated March 24, 1998, issued by Jeffrey S. Hay in favor of North Atlantic Trading Company, Inc.

27.1                              Financial Data Schedule

---------------
* Incorporated by reference to the identically numbered exhibit contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.