Form 10-Q
period 1998-06-30
NORTH ATLANTIC TRADING CO INC
filed 1998-07-28
CIK 1042787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


              [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to ______


                        Commission File Number 333-31931

                      NORTH ATLANTIC TRADING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                13-3961898
---------------------------------------       ----------------------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


         257 Park Avenue South
           New York, New York                           10010-7304
----------------------------------------                ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of June 30, 1998.




NYFS10...:\80\64980\0003\2475\FRM7098T.57C

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                              June 30,            December 31,
                                                                                1998                  1997
                                                                                ----                  ----
                                                                             (Unaudited)
Current Assets:
   Cash                                                                      $   1,043            $    4,087
   Accounts Receivable                                                           4,412                 4,633
   Inventory                                                                    59,867                56,110
   Income Taxes Receivable                                                           0                 5,326
   Other Current Assets                                                          2,617                 1,718
                                                                           -----------            ----------

      Total Current Assets                                                      67,939                71,874

Property, Plant & Equipment (Net)                                                7,574                 8,251

Deferred Income Taxes                                                           36,773                34,091

Goodwill (Net)                                                                 142,734               145,517

Other Assets                                                                    12,420                13,506
                                                                           -----------            ----------

      Total Assets                                                         $   267,440            $  273,239
                                                                           ===========            ==========

Current Liabilities:
   Notes payable                                                           $     8,000            $       -
   Accounts Payable                                                                442                   659
   Accrued Liabilities                                                           4,668                 5,873
   Deferred Income Taxes                                                         6,721                 6,721
   Current Portion of Long-Term Debt                                            10,819                 9,375
                                                                           -----------            ----------

      Total Current Liabilities                                                 30,650                22,628

Long-Term Debt                                                                 209,094               220,625
Other Long-Term Liabilities                                                      6,986                 7,486
                                                                           -----------            ----------

      Total Liabilities                                                        246,730               250,739
                                                                           -----------            ----------

Preferred Stock, net of discount of $1,515 and $1,600,
      respectively (Mandatory Redemption Value of $38,181)                      36,857                34,581
                                                                           -----------            ----------

Stockholders' Deficit:
   Common Stock, voting, $.01 par value; authorized
      shares, 750,000; issued and outstanding shares,
      528,241 at June 30, 1998                                                       5                     5
   Common Stock, nonvoting, $.01 par value; authorized
      shares, 750,000; issued and outstanding shares,
      -0- at June 30, 1998
   Warrants                                                                      2,410                 2,410
   Additional Paid-In Capital                                                    6,310                 5,906
   Stockholders' Deficit                                                      (24,872)               (20,402)
                                                                           ----------             ----------

      Total Stockholders' Deficit                                             (16,147)               (12,081)
                                                                           ----------             ----------

      Total Liabilities and Stockholders' Deficit                          $   267,440            $  273,239
                                                                           ===========            ==========

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                        Three Months             Three Months
                                                                             Ended                    Ended
                                                                        June 30, 1998            June 30, 1997
                                                                        -------------            -------------
Net Sales                                                                  $  17,908               $   13,380

Cost of Sales                                                                  6,927                    4,816
                                                                           ---------                ---------

        Gross Profit                                                          10,981                    8,564

Selling, General & Administrative Expenses                                     6,397                    6,226
Amortization of Goodwill                                                       1,392                      266
                                                                           ---------                 --------

      Operating Income                                                         3,192                    2,072

Interest Expense & Financing Costs, Net                                        6,133                    2,714
   Other Income                                                                  (19)                     (71)
                                                                            --------                 --------

      Loss Before Income Tax Provision (Benefit)
        And Extraordinary Loss                                                (2,922)                    (571)

Income Tax Provision (Benefit)                                                (1,607)                   5,017
                                                                            --------                 --------

      Loss Before Extraordinary Loss                                          (1,315)                  (5,588)

Extraordinary Loss, Net of Income Tax Benefit of $3,224                         -                      (8,262)
                                                                           --------                  --------

   Net Loss                                                                   (1,315)                 (13,850)

Preferred Stock Dividends                                                      1,153                       58
                                                                           ---------               ----------

      Net Loss Applicable to Common Shares                                 $  (2,468)              $  (13,908)
                                                                           =========               ==========

Net Loss Before Extraordinary Loss Per Common Share                        $  (4.67)               $   (10.69)
Extraordinary Loss, Net Per Common Share                                        -                      (15.64)
                                                                           --------                ----------

Net Loss Per Common Share, Basic and Diluted                               $  (4.67)               $   (26.33)
                                                                           =========               ==========

Weighted Average Common Shares Outstanding                                   528.2                      528.2

Supplemental Unaudited Information(1):
   Historical Loss Before Income Tax and Extraordinary Loss                                        $     (571)
   Pro Forma Income Tax Benefit                                                                          (228)
                                                                                                   ----------

        Pro Forma Net Loss Before Extraordinary Loss                                                     (343)

Extraordinary Loss, Net of Income Tax Benefit of $3,224                                                (8,262)
                                                                                                   ----------

        Pro Forma Net Loss                                                                             (8,605)

Preferred Stock Dividends                                                                                  58


-----------------
1     Supplemental unaudited information represents the Company's pro forma results of operations assuming income taxes at the combined state and federal rate of 40% and preferred stock dividends for the period from
      April 1, 1997 through June 30, 1997.



        Pro Forma Net Loss Applicable To Common Shares                                             $   (8,663)
                                                                                                   ===========

Net Loss Before Extraordinary Loss Per Common Share                                                $     (.76)
Extraordinary Loss, Net of Income Tax Benefit of $3,224, Per Common Share                              (15.64)
                                                                                                   ----------

Pro Forma Net Loss Per Common Share                                                                $   (16.40)
                                                                                                   ===========

Pro Forma Weighted Average Common Shares Outstanding                                                    528.2


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                           Six Months              Six Months
                                                                              ended                   ended
                                                                          June 30, 1998           June 30, 1997
                                                                          -------------           -------------
Net Sales                                                                  $  37,610                $  25,938

Cost of Sales                                                                 13,801                    9,300
                                                                           ---------                ---------

        Gross Profit                                                          23,809                   16,638

Selling, General & Administrative Expenses                                    13,418                   11,591
Amortization of Goodwill                                                       2,783                      468
                                                                           ---------                ---------

      Operating Income                                                         7,608                    4,579

Interest Expense & Financing Costs, Net                                       12,518                    5,194
Other (Income)                                                                   (34)                     (44)
                                                                           ---------                ---------

      Loss Before Income Tax Provision (Benefit)
        and Extraordinary Loss                                                (4,876)                    (571)

Income Tax Provision (Benefit)                                                (2,682)                   5,017
                                                                           ---------                ---------

      Loss Before Extraordinary Loss                                          (2,194)                  (5,588)

Extraordinary Loss, Net of Income Tax Benefit
      of $3,224                                                                  -                     (8,262)
                                                                           ---------                ---------

   Net Loss                                                                   (2,194)                 (13,850)

Preferred Stock Dividends                                                      2,276                       58
                                                                           ---------                ---------

      Net Loss Applicable to Common Shares                                 $  (4,470)               $ (13,908)
                                                                           =========                =========

Net Loss Before Extraordinary Loss Per Common Share                        $  (8.46)                $  (10.69)
Extraordinary Loss, Net Per Common Share                                                               (15.64)
                                                                           ---------                ---------

Net Loss Per Common Share, Basic and Diluted                               $  (8.46)                $  (26.33)
                                                                           =========                =========

Weighted Average Common Shares Outstanding                                    528.2                     528.2

Supplemental Unaudited Information(2):
      Historical Loss Before Income Tax and Extraordinary Loss
                                                                                                    $    (571)
      Pro Forma Income Tax Benefit                                                                       (228)

        Pro Forma Net Loss Before Extraordinary Loss                                                     (343)

Extraordinary Loss, Net of Income Tax Benefit of $3,224                                                (8,262)
                                                                                                    ---------

        Pro Forma Net Loss                                                                             (8,605)

Preferred Stock Dividends                                                                                  58

        Pro Forma Net Loss Applicable To Common Shares                                              $  (8,663)
                                                                                                    =========

--------------------------
2     Supplemental unaudited inforamtion represents the Company's pro forma results of operations assuming income taxes at the combined state and federal rate of 40% and preferred stock dividends for the period from
      January 1, 1997 through June 30, 1997.



Net Loss Before Extraordinary Loss Per Common Share                                                 $    (.76)
Extraordinary Loss, Net of Income Tax Benefit of $3,224, Per
        Common Share                                                                                   (15.64)

Pro Forma Net Loss Per Common Share                                                                 $  (16.40)
                                                                                                    =========

Pro Forma Weighted Average Common Shares Outstanding                                                    528.2




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Six Months              Six Months
                                                                              ended                   ended
                                                                          June 30, 1998           June 30, 1997
                                                                          -------------           -------------
Cash Flows from Operating Activities:
  Net Loss                                                                  $    (2,194)            $  (13,850)
  Adjustments to Reconcile Net Loss
      To Net Cash Used In Operating Activities:
        Income tax benefit                                                       (2,682)                   -
        Depreciation                                                                900                    900
        Amortization of Intangible Assets                                         2,783                    468
        Amortization of Deferred Financing Fees                                   1,086                  1,000
        Extraordinary Loss, Net of Income Tax Benefit
           of $3,224                                                                -                    8,262
        Recognition of Deferred Income Taxes                                        -                    5,017
        Compensation Expense                                                        490                    -
        Changes in Operating Assets and Liabilities:
           Accounts Receivable                                                      221                   (662)
           Inventory                                                             (3,757)                 2,066
           Income Tax Receivable                                                  5,326                     -
           Other Current Assets                                                    (899)                   646
           Accounts Payable                                                        (217)                   295
           Borrowings Under Inventory Financing Agreement                           -                    6,565
           Payments on Borrowings Under Inventory
              Financing Agreement                                                   -                  (23,526)
           Accrued Expenses and Other                                            (1,791)               (13,043)
                                                                                 -------             ---------

           Net Cash Used In Operating Activities                                   (734)               (25,862)
                                                                                 -------             ---------

Cash Flows From Investing Activities:
   Acquisition of Business, Net of Cash Acquired of $2,602                                            (156,818)
   Capital Expenditures                                                            (223)                  (442)
                                                                             ----------              ---------

           Net Cash Used In Investing Activities                                   (223)              (157,260)
                                                                             ----------              ---------

Cash Flows from Financing Activities:
   Proceeds from Revolving Loans                                                  8,000                  1,550
   Payments on Revolving Loans                                                      -                     (800)
   Payments on Term Loans                                                       (10,087)               (40,750)
   Proceeds from Senior Notes                                                       -                  155,000
   Proceeds from Term Loans                                                         -                   85,000
   Proceeds from Subordinated Notes Payable                                         -                      576
   Payments on Subordinated Notes Payable                                           -                  (21,082)
   Payments on Capital Lease                                                        -                       (9)
   Proceeds from Issuance of Preferred Stock and Warrants                           -                   34,000
   Redemption of Warrants                                                           -                  (27,000)
   Increase in Preferred Interest                                                   -                      198
   Redemption of Preferred Interest                                                 -                   (2,935)
   Capital Contributions                                                            -                      712
                                                                               ---------            ----------

           Net Cash Provided by (used in) Financing Activities                   (2,087)               184,460
                                                                               --------             ----------

           Net Increase (Decrease) In Cash                                       (3,044)                 1,338

Cash, Beginning of Period                                                         4,087                  2,209
                                                                               --------             ----------

Cash, End of Period                                                            $  1,043             $    3,547
                                                                               ========             ==========


      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share amounts)

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

      Following are the unaudited pro forma results of operations as if the June 25, 1997 transaction had occurred on January 1, 1997:

                                          Three Months       Six Months
                                              ended            ended
                                          June 30, 1997     June 30, 1997
                                          -------------     -------------

Net Sales                                  $   20,642         $  43,444
                                           ==========         =========
Net Loss                                   $   (2,279)        $  (2,517)
Preferred Stock Dividends                       1,404             2,468
                                           ----------         ---------
Net Loss Applicable to Common Shares       $   (3,683)        $  (4,985)
                                           ==========         =========
Basic and diluted loss per common share:
   Net Loss per common share               $   (6.97)         $   (9.44)
                                           ----------         ---------
Weighted average common shares outstanding:
   Basic and diluted                          528.2              528.2

             This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

3.           INVENTORIES

             The Company uses the last-in, first-out (LIFO) method for valuing its inventories.


                                                    6/30/98         12/31/97
                                                    -------         --------

      Raw Materials and Work In Process            $   2,117         $  1,492
      Leaf Tobacco                                    37,392           36,675
      Finished Goods - Tobacco                         5,114            5,444
      Finished Goods - Cigarette Papers               14,838           12,241
      Other                                              406              258
                                                   ---------         --------
                                                   $  59,867         $ 56,110
                                                   =========         ========

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

      The provision for income taxes for the six months ended June 30, 1998 has been computed based on the estimated annual effective income tax rate which is expected to be 55%. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization which is not deductible for income tax purposes.

5.    NOTES PAYABLE AND LONG-TERM DEBT

      North Atlantic Trading Company, Inc. is a holding company with no operations and no assets other than its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly-owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In Management's opinion, separate financial statements of the subsidiaries are not meaningful to investors and are not included in these financial statements.

      Following is unaudited parent-only summarized financial information of the
Company:

      As of June 30, 1998:

            Current Assets                                $      --
            Noncurrent Assets                                 253,966
            Current Liabilities                                23,817
            Noncurrent Liabilities                            209,094
            Redeemable Preferred Stock                         36,857

      For the Six Months Ended June 30, 1998:

            Equity in Earnings of Subsidiaries            $     3,617
            Net Loss Before Payment of Preferred
              Stock Dividends                                  (2,166)

6.    NET LOSS PER COMMON SHARE RECONCILIATION


                                      For the Three Months Ended June 30, 1998
                                      ----------------------------------------
                                         Loss          Shares       Per Share
                                      (Numerator)   (Denominator)    Amount
                                      -----------   -------------    ------

      Net Loss                         $  (1,315)
      Less:Preferred Stock Dividends      (1,153)
                                       ----------
       Basic and Diluted:
         Loss available to common
           stockholders                $  (2,468)      528,241        $  (4.67)
                                       ==========      =======        =========



                                       For the Six Months Ended June 30, 1998
                                       --------------------------------------
                                         Loss          Shares       Per Share
                                      (Numerator)   (Denominator)    Amount
                                      -----------   -------------    ------

      Net Loss                         $  (2,194)
      Less:Preferred Stock Dividends      (2,276)
                                       ----------
       Basic and Diluted:
         Loss available to common
           stockholders                $  (4,470)      528,241        $  (8.46)
                                       ==========      =======        =========


      The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options of 29,824 and warrants of

63,430 are excluded from these computations as their effect is antidilutive.

7.    CONTINGENCY

      On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco Company, L.P., Swisher International Group, Inc., Brown & Williamson Tobacco Corporation, Merrill Reese, Inc., Lucky Stores, Inc., Quick Stop Markets, Inc., Raley's, Inc., Save Mart Supermarkets, Inc., Sav-On Drug Stores, Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiffs amended their complaint on June 10, 1998 and subsequently served the complaint on National Tobacco Company, L.P. The complaint purports to be brought on behalf of The City and County of San Francisco, the People of the State of California and the Environmental Law Foundation.

      Plaintiffs claim that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code ss.ss.25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable" warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claim that the defendants violated California's Unfair Competition Act, Business & Professions Code ss.ss.17200, et seq., by marketing smokeless tobacco products to children, and by fraudulently concealing from the public the adverse consequences and addiction associated with smokeless tobacco products.

      The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposures to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorneys' fees and costs. National Tobacco Company, L.P. intends to defend the action vigorously.

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

RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997.

      Net Sales. Net sales for the three months ended June 30, 1998 were $17.9 million, an increase of 33.8%, or $4.5 million, from the prior year's period. Net sales of NAOC for the quarter ended June 30, 1998 were 20.1% of the Company's consolidated sales.

      National Tobacco Company L.P.'s ("National Tobacco") net sales of smokeless tobacco products for the three months ended June 30, 1998 increased 6.7% due to the price increases in July 1997 and January 1998 and a volume increase in net pounds of 7.2%. However, the increase in net sales was partially offset by the Company's changes in its smokeless tobacco promotional strategy, from a free goods to a cents off marketing strategy, to achieve a more profitable product mix. For the three months ended June 30, 1998 free goods activity in net pounds declined 13.1% compared to the prior year's period and cents off activity in net pounds increased 51.5%. Net sales of the new value brand, Durango, represented 5.8% of National Tobacco's net sales for the quarter. On June 29, 1998 the Company instituted a 3.3% price increase for all National Tobacco products except Durango.

      NAOC's net sales of roll-your-own ("RYO") cigarette paper when compared to the prior period's pro forma results declined 51.1% due to Management's decision to reposition its promotional activity and to reduce inventory at the distributor level.

      Gross Profit. Gross profit for the three months ended June 30, 1998 increased $2.4 million, or 28.2%, from the prior year's period. Gross profit attributable to NAOC for the quarter ended

June 30, 1998 was 20.1% of the Company's consolidated gross profit.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 increased 2.8% to $6.4 million from last year's $6.2 million. This increase was due primarily to expenses associated with the addition of new members of senior management, an increase in legal and professional fees and the reorganization and expansion of the Company's sales organization.

      Amortization of Goodwill. Amortization of goodwill for the three months ended June 30, 1998 was $1.4 million compared to $0.3 million for the prior year's period. This increase was due to the increase in intangible assets as a result of the Acquisition.

      Interest Expense and Financing Costs. Interest expense and financing costs increased to $6.1 million for the three months ended June 30, 1998 from $2.7 million for the prior year's period. This increase was the result of additional indebtedness incurred in connection with the Acquisition and related recapitalization.

      Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 55% based on projected earnings for 1998. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill. The Company has a net operating loss carry-forward of approximately $9.5 million, as of December 31, 1997, and does not expect to pay material federal income taxes during 1998.

      Extraordinary Loss. The Company recorded an extraordinary loss of $8.3 million (net of income tax benefit of $3.2 million) for the three months ended June 30, 1997 related to the write-off of deferred financing costs and the debt discount due to the recapitalization of the Company on June 25, 1997.

      Net Loss. Due to the factors described above, the net loss for the three months ended June 30, 1998 was $1.3 million compared to $13.9 million for the prior year's period.


      COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

      Net Sales. Net Sales for the six months ended June 30, 1998 were $37.6 million, an increase of 45.0%, or $11.7 million, from the prior year's period. Net sales of NAOC for the six months ended June 30, 1998 were 33.2% of the Company's consolidated sales.

      National Tobacco's net sales of smokeless tobacco products for the six months ended June 30, 1998 decreased 2.8% (reflecting a volume decline in net pounds of 4.1%) due to the Company's changes in its smokeless tobacco promotional strategy, from a free goods to a cents off marketing strategy, to achieve a more profitable product mix. For the six months ended June 30, 1998 National Tobacco's free goods activity in net pounds declined 17.0% compared to the prior year's period and its cent's off activity in net pounds increased 30.0%. In addition, the decline in net sales was partially offset price increases. Net sales of Durango for the six months ended June 30, 1998 represented 7.5% of National Tobacco's net sales.

      NAOC's net sales of RYO cigarette paper when compared to the prior period's pro forma results declined 29.0% due to Management's decision to reposition its promotional activity and to reduce inventory at the distributor level.

      Gross Profit. Gross profit for the six months ended June 30, 1998 increased $7.2 million, or 43.1%, from the prior year's period. Gross profit attributable to NAOC for the six months ended June 30, 1998 was 34.5% of the Company's consolidated gross profit.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 increased 15.8% to $13.4 million from last year's $11.6 million. This increase was due to expenses associated with the addition of new members of senior management, an increase in legal and professional fees and the reorganization and expansion of the Company's sales organization.

      Amortization of Goodwill. Amortization of goodwill for the six months ended June 30, 1998 was $2.8 million compared to $0.5 million for the prior year's period. This increase was due to an increase in goodwill as a result of the Acquisition.

      Interest Expense and Financing Costs. Interest expense and financing costs increased to $12.5 million for the six months ended June 30, 1998 from $5.2 million for the prior year's period. This increase was the result of additional indebtedness incurred in connection with the Acquisition and related recapitalization.

      Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 55% based on projected earnings for 1998. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill. The Company has a net operating loss carry-forward of approximately $9.5 million, as of December 31, 1997, and does not expect to pay material federal income taxes during 1998.

      Extraordinary Loss. The Company recorded an extraordinary loss of $8.3 million (net of income tax benefit of $3.2 million) for the six months ended June 30, 1997 related to the write-off of deferred financing costs and the debt discount due to the recapitalization of the Company on June 25, 1997.

      Net Loss. Due to the factors described above, the net loss for the six months ended June 30, 1998 was $2.2 million compared to $13.9 million for the prior year's period.


LIQUIDITY AND CAPITAL REQUIREMENTS

      At June 30, 1998, working capital was $37.3 million compared to $49.2 million at December 31, 1997. This decrease was a result of the receipt of a federal tax carryback refund of $5.3 million which was used to prepay $5.3 million of the Term Loan. On June 30, 1998, a revolver borrowing of $8.0 million was made to fund short-term operating requirements. It is anticipated that this borrowing will be repaid in full by the end of the third quarter of 1998. The Company will continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $16 million under its committed $25 million revolving credit facility. As indicated above, Management decided to reposition NAOC's RYO cigarette papers promotional activity and to reduce inventory levels at NAOC's distributors. Although the Company was in compliance with the financial covenants under its senior secured credit facility following such repositioning, in June 1998 it obtained an amendment to such covenants to take into account the anticipated financial effects of such repositioning.

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

      Given its current operation, the Company believes that its capital expenditure requirements for 1998 will remain within the $500,000 range. During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000" issues. The preliminary review included all of the Company's hardware and software requirements. The Company has developed and implemented a strategy for attaining Year 2000 compliance that includes modifying existing software, purchasing new software and acquiring new hardware. As a result, Management believes that this will fully and adequately address any "Year 2000" issues. The Company does not believe that the cost of its "Year 2000" compliance program will be material to its financial condition or results of operations.

      The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonable foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement establishs accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt SFAS No. 133 in the Company's quarterly reporting for the year ending December 31, 2000 as required. The Company is in the process of assessing the impact of this standard on its financial statements.


ITEM 3.     Not Applicable.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   Legal Proceedings.

      On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco Company, L.P., Swisher International Group, Inc., Brown & Williamson Tobacco Corporation, Merrill Reese, Inc., Lucky Stores, Inc., Quick Stop Markets, Inc., Raley's, Inc., Save Mart Supermarkets, Inc., Sav-On Drug Stores, Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiffs amended their complaint on June 10, 1998 and subsequently served the complaint on National Tobacco Company, L.P. The complaint purports to be brought on behalf of The City and County of San Francisco, the People of the State of California and the Environmental Law Foundation.

      Plaintiffs claim that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code ss.ss.25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable "warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claim that the defendants violated California's Unfair Competition Act, Business & Professions Code ss.ss.17200, et seq., by marketing smokeless tobacco products to children, and by fraudulently concealing from the public the adverse consequences and addiction associated with smokeless tobacco products.

      The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposures to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorneys' fees and costs. National Tobacco Company, L.P. intends to defend the action vigorously.

ITEM 6.   Exhibits and Reports on Form 8-K

      a.  Exhibits

Exhibit
Number               Description
------               -----------

10.1 Amendment to Credit Agreement, dated as of June 5, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein, and National Westminster Bank plc, as Administrative Agent.

10.2 Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson.

10.3 Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.

10.4 Amendment No. 1, dated as of April 30, 1998, to the Amended and Restated Nonqualified Stock Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.

10.5 Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson.

10.6 Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to Jeffrey S. Hay.

10.7 Promissory Note, dated April 14, 1998, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc.

27.1                Financial Data Schedule


      b.    Reports on Form 8-K

            There were no reports on Form 8-K in the First Quarter of 1998.

                                   SIGNATURES


      The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTH ATLANTIC TRADING COMPANY, INC.

Date: July 27, 1998                 /s/ Thomas F. Helms, Jr.
                                    ------------------------------------------
                                    Thomas F. Helms, Jr.
                                    President & Chief Executive Officer



Date: July 27, 1998                 /s/ David I. Brunson
                                    ------------------------------------------
                                    David I. Brunson
                                    Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number               Description
------               -----------

10.1 Amendment to Credit Agreement, dated as of June 5, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein, and National Westminster Bank plc, as Administrative Agent.

10.2 Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson.

10.3 Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.

10.4 Amendment No. 1, dated as of April 30, 1998, to the Amended and Restated Nonqualified Stock Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay.

10.5 Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson.

10.6 Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to Jeffrey S. Hay.

10.7 Promissory Note, dated April 14, 1998, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc.

27.1                Financial Data Schedule