Form 10-Q
period 1998-09-30
NORTH ATLANTIC TRADING CO INC
filed 1998-11-13
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                Delaware                                  13-3961898
    -------------------------------                    ----------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


       257 Park Avenue South
       New York, New York                               10010-7304
       ---------------------                            ----------
       (Address of Principal                            (Zip Code)
         Executive Offices)


                                 (212) 253-8185
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                                    Unchanged
                                    ---------
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of September 30, 1998.




NYFS10...:\80\64980\0003\2475\FRM0218M.36E

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                         (in thousands except par value)

                                                                         September 30,            December 31,
                                                                             1998                     1997
                                                                             ----                     ----
                                                                          (Unaudited)
Current Assets:
   Cash                                                                      $   7,548                $  4,087
   Accounts Receivable                                                           5,964                   4,633
   Inventory                                                                    55,786                  56,110
   Income Taxes Receivable                                                           -                   5,326
   Other Current Assets                                                          2,615                   1,718
                                                                           -----------              ----------

      Total Current Assets                                                      71,913                  71,874

Property, Plant & Equipment (Net)                                                7,236                   8,251

Deferred Income Taxes                                                           33,193                  34,091

Goodwill (Net)                                                                 141,342                 145,517

Other Assets                                                                    11,868                  13,506
                                                                           -----------              ----------

      Total Assets                                                         $   265,552              $  273,239
                                                                           ===========              ==========


Current Liabilities:
   Accounts Payable                                                                450                     659
   Accrued Liabilities                                                          10,008                   5,873
   Deferred Income Taxes                                                         6,721                   6,721
   Current Portion of Long-Term Debt                                            11,901                   9,375
                                                                           -----------              ----------

      Total Current Liabilities                                                 29,080                  22,628

Long-Term Debt                                                                 205,848                 220,625
Other Long-Term Liabilities                                                      6,986                   7,486
                                                                           -----------              ----------

      Total Liabilities                                                        241,914                 250,739
                                                                           -----------              ----------

Preferred Stock, net of discount of $1,472 and $1,600,
      respectively (Mandatory Redemption Value of $39,352)                      38,076                  34,581

Stockholders' Deficit:
   Common Stock, voting, $.01 par value; authorized
      shares, 750,000; issued and outstanding shares,
      528,241 at September 30, 1998                                                  5                       5
   Common Stock, nonvoting, $.01 par value; authorized
      shares, 750,000; issued and outstanding shares,
      -0- at September 30, 1998                                                      -                       -
   Warrants                                                                      2,410                   2,410
   Additional Paid-In Capital                                                    6,310                   5,906
   Accumulated Deficit                                                         (23,163)                (20,402)
                                                                           -----------              ----------

      Total Stockholders' Deficit                                              (14,438)                (12,081)

      Total Liabilities and Stockholders' Deficit                          $   265,552              $  273,239
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

                                                                         Three Months             Three Months
                                                                             Ended                    Ended
                                                                      September 30, 1998       September 30, 1997
                                                                      ------------------       ------------------
Net Sales                                                                  $    31,361               $  27,024

Cost of Sales                                                                    9,915                   9,041
                                                                           -----------              ----------

        Gross Profit                                                            21,446                  17,983

Selling, General & Administrative Expenses                                       7,285                   7,135
Amortization of Goodwill                                                         1,392                   1,458
                                                                           -----------              ----------

      Operating Income                                                          12,769                   9,390

Interest Expense & Financing Costs, Net                                          6,267                   6,705
   Other Income                                                                     (7)                    (14)
                                                                           -----------              ----------

      Income Before Income Tax Provision                                         6,509                   2,699

Income Tax Provision                                                             3,580                   1,322
                                                                           -----------              ----------

      Net Income                                                                 2,929                   1,377

Preferred Stock Dividends                                                        1,219                   1,091
                                                                           -----------              ----------

      Net Income Applicable to Common Shares                               $     1,710                  $  286
                                                                           ===========              ==========


Net Income Per Common Share:

   Basic                                                                    $     3.24              $      .54
                                                                           ===========              ==========

   Diluted                                                                  $     2.75              $      .48
                                                                           ===========              ==========


Weighted Average Common Shares Outstanding

   Basic                                                                         528.2                   528.2

   Diluted                                                                       621.5                   600.2



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                          Nine Months              Nine Months
                                                                             Ended                    Ended
                                                                      September 30, 1998       September 30, 1997
                                                                      ------------------       ------------------
Net Sales                                                                  $    68,971               $  52,962

Cost of Sales                                                                   23,716                  18,341
                                                                           -----------              ----------

        Gross Profit                                                            45,255                  34,621

Selling, General & Administrative Expenses                                      20,704                  18,726
Amortization of Goodwill                                                         4,175                   1,924
                                                                           -----------              ----------

      Operating Income                                                          20,376                  13,971

Interest Expense & Financing Costs, Net                                         18,786                  11,900
      Other (Income)                                                               (42)                    (58)
                                                                           -----------              ----------

      Income Before Income Tax Provision
        and Extraordinary Loss                                                   1,632                   2,129

Income Tax Provision                                                               898                   6,342
                                                                           -----------              ----------

      Income (Loss) Before Extraordinary Loss                                      734                  (4,213)

Extraordinary Loss, Net of Income Tax Benefit of $3,224                              -                  (8,262)
                                                                           -----------              ----------

   Net Income (Loss)                                                               734                 (12,475)

Preferred Stock Dividends                                                        3,495                   1,149
                                                                           -----------              ----------

      Net Loss Applicable to Common Shares                                 $    (2,761)             $  (13,624)
                                                                           ===========              ==========

Net Income (Loss) Before Extraordinary Loss Per Common Share               $    (5.23)
$  (10.15)
Extraordinary Loss, Net Per Common Share                                             -                  (15.64)
                                                                           -----------              ----------

Net Loss Per Common Share:
      Basic                                                                $    (5.23)               $  (25.79)
                                                                           ===========              ==========
      Diluted                                                              $    (5.23)               $  (25.79)
                                                                           ===========              ==========

Weighted Average Common Shares Outstanding:
      Basic                                                                     528.2                    528.2
      Diluted                                                                   528.2                    528.2

Supplemental Unaudited Information(1):
      Historical Income Before Income Tax and Extraordinary Loss                                      $  2,129
      Pro Forma Income Tax Provision                                                                       852
                                                                                                    ----------
        Pro Forma Net Income Before Extraordinary Loss                                                   1,277

Extraordinary Loss, Net of Income Tax Benefit of $3,224                                                 (8,262)
                                                                                                    ----------

        Pro Forma Net Loss                                                                              (6,985)

Preferred Stock Dividends                                                                                1,149
                                                                                                    ----------
        Pro Forma Net Loss Applicable To Common Shares                                              $   (8,134)
                                                                                                    ==========
Net Income Before Extraordinary Loss Per Common Share                                                   $  .24
Extraordinary Loss, Net of Income Tax Benefit of $3,224, Per
        Common Share                                                                                    (15.64)
                                                                                                    ----------
Pro Forma Net Loss Per Common Share                                                                  $  (15.40)
                                                                                                    ==========
Pro Forma Weighted Average Common Shares Outstanding                                                     528.2



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

-----------------------------------

1. Supplemental unaudited information represents the Company's pro forma results of operations assuming income taxes at the combined state and federal rate of 40% for the period from January 1, 1997 through September 30, 1997.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months              Nine Months
                                                                              Ended                    Ended
                                                                       September 30, 1998       September 30, 1997
                                                                       ------------------       ------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                        $       734              $  (12,475)
  Adjustments to Reconcile Net Income (Loss)
      to Net Cash Used in Operating Activities:
        Income Tax Provision                                                       898                       -
        Depreciation                                                             1,350                   1,363
        Amortization of Intangible Assets                                        4,175                   1,926
        Amortization of Deferred Financing Fees                                  1,638                   1,552
        Extraordinary Loss, Net of Income Tax Benefit of $3,224                      -                   8,262
        Recognition of Deferred Income Taxes                                         -                   5,017
        Compensation Expense                                                       709                       -
        Changes in Operating Assets and Liabilities:
           Accounts Receivable                                                  (1,331)                 (1,107)
           Inventory                                                               324                   2,204
           Income Tax Receivable                                                 5,326                       -
           Other Current Assets                                                   (897)                  2,725
           Accounts Payable                                                       (209)                  1,242
           Borrowings Under Inventory Financing Agreement                            -                   6,565
           Payments on Borrowings Under Inventory
              Financing Agreement                                                    -                 (23,526)
           Accrued Expenses and Other                                            3,330                  (9,821)
                                                                           -----------              ----------

           Net Cash Provided by (used in) Operating Activities                  16,047                 (16,073)
                                                                           -----------              ----------

Cash Flows from Investing Activities:
   Acquisition of Business, Net of Cash Acquired of $2,602                           -                (156,818)
   Capital Expenditures                                                           (335)                   (520)
                                                                           -----------              ----------

           Net Cash Used in Investing Activities                                  (335)               (157,338)
                                                                           -----------              ----------

Cash Flows from Financing Activities:
   Proceeds from Revolving Loans                                                 8,000                   1,550
   Payments on Revolving Loans                                                  (8,000)                 (1,550)
   Payments on Term Loans                                                      (12,251)                (43,250)
   Proceeds from Senior Notes                                                        -                 155,000
   Proceeds from Term Loans                                                          -                  85,000
   Proceeds from Subordinated Notes Payable                                          -                     576
   Payments on Subordinated Notes Payable                                            -                 (21,082)
   Payments on Capital Lease                                                         -                      (9)
   Proceeds from Issuance of Preferred Stock and Warrants                            -                  34,000
   Redemption of Warrants                                                            -                 (27,000)
   Increase in Preferred Interest                                                    -                     198
   Redemption of Preferred Interest                                                  -                  (2,935)
   Capital Contributions                                                             -                     712
                                                                           -----------              ----------

           Net Cash Provided by (used in) Financing Activities                 (12,251)                181,210
                                                                           -----------              ----------

           Net Increase In Cash                                                  3,461                   7,799

Cash, Beginning of Period                                                        4,087                   2,208
                                                                           -----------              ----------

Cash, End of Period                                                        $     7,548               $  10,007
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

      Following are the unaudited pro forma results of operations as if the June 25, 1997, transaction had occurred on January 1, 1997:

                                                       Nine Months
                                                          Ended
                                                   September 30, 1997
                                                   ------------------

Net Sales                                                $ 70,468
                                                         =========
Income Before Extraordinary Loss                            7,122
    Extraordinary Loss                                     (8,262)
                                                         ---------
Net Loss                                                   (1,140)
Preferred Stock Dividends                                   3,559
                                                         ---------
Net Loss Applicable to Common Shares                     $ (4,699)
                                                         =========
Basic and Diluted Loss per Common Share:
   Income Before Extraordinary Loss, per Common Share    $   6.75
   Extraordinary Loss, Net, per Common Share               (15.65)
                                                         ---------
   Net Loss per Common Share                             $  (8.90)
                                                         =========

Weighted Average Common Shares Outstanding:
   Basic and Diluted                                        528.2


      This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

3.    Inventories

      The Company uses the last-in, first-out (LIFO) method for valuing its inventories.


                                                    9/30/98         12/31/97
                                                    -------         --------

      Raw Materials and Work In Process            $   2,144         $  1,492
      Leaf Tobacco                                    35,547           36,675
      Finished Goods - Tobacco                         4,699            5,444
      Finished Goods - Cigarette Papers               12,977           12,241
      Other                                              419              258
                                                   ---------         --------
                                                   $  55,786         $ 56,110
                                                   =========         ========

4.    Provision for Income Taxes

      Prior to June 25, 1997, the Company was a limited liability company and prior to May 17, 1996, the predecessor was a partnership, neither of which were subject to state or federal income taxes. Effective June 25, 1997, the Company became a taxable corporation and recorded a one-time non-cash provision for income taxes of approximately $5.0 million in order to record its previously unrecorded deferred income tax assets of $3.1 million and liabilities of $8.1 million. During the fourth quarter of 1997, the Company recorded an adjustment of $8.7 million to adjust the impact related to this reorganization to a $3.7 million benefit due to a final determination which occurred in the fourth quarter.

      The provision for income taxes for the nine months ended September 30, 1998 has been computed based on the estimated annual effective income tax rate, which is expected to be 55%. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes.

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

      Following is unaudited parent-only summarized financial information of the
Company:

      As of September 30, 1998:

            Current Assets                                $         -
            Noncurrent Assets                                 251,106
            Current Liabilities                                21,160
            Noncurrent Liabilities                            205,848
            Redeemable Preferred Stock                         38,076

      For the Nine Months Ended September 30, 1998:

            Equity in Earnings of Subsidiaries            $     9,425
            Net Loss Before Payment of Preferred
              Stock Dividends                                    (785)

6.    Net Income (Loss) per Common Share Reconciliation

      The following is a reconciliation of the basic and diluted per share computations:

                                                               Nine Months Ended        Three Months Ended
                                                                 September 30,             September 30,
                                                                 -------------             -------------
                                                              1998          1997        1998          1997
                                                              ----          ----        ----          ----
Net Income (Loss) Before Extraordinary Loss                $    734      $ (4,213)    $  2,929      $  1,377
Less:  Preferred Stock Dividends                             (3,495)       (1,149)      (1,219)       (1,091)
                                                           --------      --------     --------      --------

Income (Loss) Available to Common Stockholders             $ (2,761)     $  5,362)    $  1,710      $    286
Extraordinary Loss                                         $      -      $ (8,262)    $      -      $     -
                                                           --------      --------     --------      --------


Net Income (Loss) Available to Common Stockholders         $ (2,761)     $(13,624)    $  1,710      $    286
                                                           ========      ========     ========      ========


Weighted Average Shares of Common Stock Outstanding:
      Basic                                                   528.2         528.2       528.2         528.2
      Plus:  Dilutive Effect of Warrants                          -             -        63.5          63.5
      Plus:  Dilutive Effect of Stock Options                     -             -        29.8           8.5
                                                           --------      --------     -------       -------

      Diluted                                                 528.2         528.2       621.5         600.2
                                                           ========      ========     =======       =======

Basic Net Income (Loss) per Common Share:
      Income (Loss) Before Extraordinary Loss              $  (5.23)     $ (10.15)    $  3.24       $   .54
      Extraordinary Loss                                          -        (15.64)           -            -
                                                           --------      --------     --------      -------



Basic Net Income (Loss) per Common Share                   $  (5.23)     $ (25.79)    $  3.24       $    .54
                                                           ========      ========     =======       ========


Diluted Net Income (Loss) per Common Share:
      Income (Loss) Before Extraordinary Loss              $  (5.23)     $ (10.15)    $  2.75       $    .48
      Extraordinary Loss                                          -        (15.64)           -             -
                                                           --------      --------     --------      --------

Diluted Net Income (Loss) per Common Share                 $  (5.23)     $ (25.79)    $  2.75       $    .48
                                                           ========      ========     =======       ========



    The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from warrants of 63.5 and stock options of 29.8 and 8.5 were excluded from the computation for the nine months ended September 30, 1998, and September 30, 1997, as their effect is antidilutive.

7.    Contingency

      Proposition 65. On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco Company, L.P., Swisher International Group, Inc., Brown & Williamson Tobacco Corporation, Merrill Reese, Inc., Lucky Stores, Inc., Quick Stop Markets, Inc., Raley's, Inc., Save Mart Supermarkets, Inc., Sav-On Drug Stores, Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiffs amended their complaint on June 10, 1998 and subsequently served the complaint on National Tobacco Company, L.P. The complaint purports to be brought on behalf of The City and County of San Francisco, the People of the State of California and the Environmental Law Foundation.

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

      The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposures to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and dam-ages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorneys' fees and costs. National Tobacco Company, L.P. intends to defend the action vigorously.

      Kentucky and Illinois Complaints. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. This complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells RYO cigarette paper under the JOB(R) and TOP(R) brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities relating to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's and National Tobacco's point of purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag(R) brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute acts of unfair competition under federal and state law.

            Republic Tobacco on June 30, 1998 filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's actions in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortious interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint, in its amended complaint Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

            The Company has alleged that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted the Company's ability to expand the distribution of Zig-Zag RYO cigarette papers in the Southeast, where sales of Zig-Zag have been historically underdeveloped.

            The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint. With respect to the claims contained in the Illinois Complaint, the Company has filed a Motion to Dismiss concerning a substantial portion of Republic Tobacco's claims against the Company, and believes that Republic Tobacco's claims against the Company are without merit. The Company intends to vigorously defend the Illinois Complaint.

            West Virginia Complaints. On October 6, 1998, the Company was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). While the Company was served with a single summons and complaint, the caption of the complaint lists 65 separate plaintiffs, each with an individual case number.

            The Company, among others, has been named in action filed on October 28, 1998, in the Circuit Court of Kanawha County, West Virginia, entitled Billie
J. Akers, et al. v. Philip Morris Inc., et al. (Civil Action No. 98-C-2696 to 98-C-2713). While a single complaint was filed, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects. The Company has not been served in this action.

            These two action were commenced by separate plaintiffs, "individually and/or as the personal representatives of the various decedents named herein [who] are residents of the State of West Virginia and/or smoked cigarettes or used other tobacco products, manufactured, promoted, advertised, marked, sold and/or distributed by all defendants." The complaints contain no specific allegations relating to any individual plaintiff. These two actions were brought against major manufacturers of cigarettes, smokeless tobacco products (including the Company) and other tobacco products, and certain other organizations.

            The complaints allege that "plaintiffs and plaintiffs' decedents suffer/had suffered from a form of cancer of vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaints further allege that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs' decedents and millions of Americans while knowing, but denying and concealing that their products caused diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth cancer, throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a results of the use of smokeless tobacco.

            The complaints assert 24 unspecified counts and seek referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some "product." The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

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

                             Results of Operations

Comparison of Three Months Ended September 30, 1998,
To Three Months Ended September 30, 1997

Net Sales. The Company's net sales for the three months ended September 30, 1998, were $31.3 million, an increase of $4.3 million, or 16.1%, from the prior year's period.

National Tobacco Company L.P.'s ("National Tobacco") net sales of smokeless tobacco products for the three months ended September 30, 1998, increased 3.0% as a result of the price increases of January and June 1998 and various promotional programs offered by National Tobacco during the quarter. Net sales for the Company's value brand, Durango, represented 11.1% of National Tobacco's net sales for the quarter. National Tobacco does not anticipate maintaining the same level of promotional activity during the fourth quarter of 1998.

NAOC's net sales of roll-your-own ("RYO") cigarette paper when compared to the prior period's results increased 31.1%. This increase was primarily due to increased demand following the decline in net sales experienced during the first half of 1998 as a result of Management's decision to reposition its promotional activity by decreasing the inventory level maintained at the distributor level. On July 13, 1998, NAOC announced a price increase, averaging approximately 5.0%, effective August 10, 1998.

Gross Profit. Gross profit for the three months ended September 30, 1998, was $21.4 million, an increase of $3.5 million, or 19.3%, from the prior year's period due to the increase in net sales described above and a reduction in cost of goods sold as a percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998, were $7.3 million, an increase of 2.1% from last year's $7.1 million. This was due primarily to normal increases in operating expenses.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $6.3 million for the three months ended September 30, 1998, from $6.7 million for the prior year's period. This decrease was the result of a lower average term loan balance as well as a lower interest rate environment.

Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 55% based on projected earnings for 1998. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill. The Company has a net operating loss carryforward of approximately $9.5 million, as of December 31, 1997, and does not expect to pay material federal income taxes during 1998.

Net Income. Due to the factors described above, the net income for the three months ended September 30, 1998, was $2.9 million compared to $1.4 million for the prior year's period.

Comparison of None Months Ended September 30, 1998,
To Nine Months Ended September 30, 1997

Net Sales. The Company's net sales for the nine months ended September 30, 1998, were $69.0 million, an increase of $16.0 million, or 30.2%, from the prior year's period due primarily to the Acquisition and price increases.

National Tobacco's net sales of smokeless tobacco products for the nine months ended September 30, 1998, decreased 0.7%, reflecting a volume decline in net pounds of 3.1%. This volume decline was due, in part, to the Company's change in its smokeless tobacco promotional strategy, from a free goods to a cents-off marketing plan, to achieve a more profitable product mix. For the nine months ended September 30, 1998, National Tobacco's free goods activity in net pounds declined 5.2% compared to the prior year's period; whereas, its cents-off activity in net pounds increased 15.6%. Additionally, the decline in net sales was partially offset by price increases. Net sales of Durango, a value brand, for the nine months ended September 30, 1998, represented 8.8% of National Tobacco's net sales.

NAOC's net sales of RYO cigarette paper when compared to the prior period's pro forma results declined 4.0%. This decline was due primarily to Management's decision to reposition its promotional activity and to reduce inventory at the distributor level during the March 1998 promotion.

Gross Profit. Gross profit for the nine months ended September 30, 1998, increased $10.6 million, or 30.7%, from the prior year's period due primarily to the Acquisition.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 1998, increased 10.6% to $20.7 million from last year's $18.7 million. This increase was due primarily to the Acquisition and, secondarily, to expenses associated with the addition of new members of senior management, an increase in legal and professional fees and the reorganization and expansion of the Company's sales organization.

Amortization of Goodwill. Amortization of goodwill for the nine months ended September 30, 1998, was $4.2 million compared to $1.9 millon for the prior year's period. This increase was due to an increase in goodwill as a result of the Acquisition.

Interest Expense and Financing Costs. Interest expense and financing costs increased to $18.8 million for the nine months ended September 30, 1998, from $11.9 million for the period year's period. This increase was the result of additional indebtedness incurred in connection with the Acquisition and related recapitalization.

Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 55% based on projected earnings for 1998. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill. The Company has a net operating loss carryforward of approximately $9.5 million, as of December 31, 1997, and does not expect to pay material federal income taxes during 1998.

Extraordinary Loss. The Company recorded an extraordinary loss of $8.3 million (net of income tax benefit of $3.2 million) for the nine months ended September 30, 1997, related to the write-off of deferred financing costs and the debt discount due to the recapitalization of the Company on June 25, 1997.

Net Income (Loss). Due to the factors described above, the net income for the nine months ended September 30, 1998, was $0.7 million compared to a net loss of $12.5 million for the prior year's period.

                      Liquidity and Capital Requirements

At September 30, 1998, working capital was $42.8 million compared to $49.2 million at December 31, 1997. This decrease was primarily the result of the receipt of the federal tax carry-back refund of $5.3 million in April 1998, which was used to prepay $5.3 million of the Term Loan. The tax treatment of certain expenses arising out of the Acquisition are under examination by the Internal Revenue Service and no proposed adjustment has been received to date. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $24 million under its committed $25 million revolving credit facility.

The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that its National Tobacco subsidiary maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical and anticipated sales activity. The Company also believes that its NAOC subsidiary maintains adequate inventories based on its past and estimated future sales activity and that its supply of such inventory will remain stable for the forseeable future.

The Company believes that any effect of inflation at current anticipated levels will be minimal. Historically, the Company has been able to increase prices at a rate greater than that of inflation and believes that this trend will continue. In addition, the Company has been able to maintain a relatively stable variable cost structure for its smokeless tobacco products in significant part due to its procurement and reformulation activities.

Given its current operation, the Company believes that its capital expenditure requirements for 1998 will remain within the $500,000 to $650,000 range. The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonable foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity refinancing.

                                   Year 2000

During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000" issues. The assessment included a review of all the Company's hardware and software requirements. The Company has developed and begun implementing a strategy for attaining "Year 2000" compliance that includes modifying existing software, purchasing new software and acquiring new hardware.

As of September 30, 1998, Phases I and II of the four-phase program were completed. Phase I included Purchasing, Accounts Payable and Inventory. These functions have been tested and are fully operational. Phase II included the remaining Accounting and Finance functions. This Phase, including all related conversions, is completely installed and testing is ongoing. Phase III involves the linking of the Operating Companies in Louisville with the Corporate Office located in New York. This effort is currently under evaluation and is expected to be in place by early 1999. Phase IV, the last major Phase to be implemented, involving the Customer Ordering and Invoicing systems, is approximately 25% completed and is expected to be finished by March 31, 1999.

In addition, the Company has identified significant service providers, vendors, suppliers and customers that are critical to its business operations. Steps are being undertaken in an attempt to reasonably ascertain their stage of readiness through interviews and other means. The Company believes that there is minimal exposure in these areas due to the limited reliance on electronic components involved in the manufacturing process, the small number of major suppliers and the preponderance of customers that are relatively unimpacted in terms of electronic data interchange.

It is currently estimated that the aggregate cost of the Company's Year 2000 compliance efforts will be approximately $330,000, of which approximately $175,000 has been spent. This includes both replacement of hardware and the updating and replacement of software systems and is being funded through operating cash flows.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to fully determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of the new business systems and the completion of the project as scheduled, the possibility of significant interruptions of normal operations will be mitigated.

Recently Issued Accounting Pronouncements

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 131 in 1998 as required. Because this standard requires only disclosure of certain additional information, the effect of adoption will not have a significant impact on the Company's financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt SFAS No. 133 in the Company's quarterly reporting for the year ending December 31, 2000, as required. The Company is in the process of assessing the impact of this standard on its financial statements.

Forward-looking Statements

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance, achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, access to sufficient quantities of raw material or inventory, wholesale ordering patterns, product liability litigation and changes in tobacco products regulation.

We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Item 3.     Not Applicable.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

      Proposition 65. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. This complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells RYO cigarette paper under the JOB(R) and TOP(R) brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities relating to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's and National Tobacco's point or purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag(R) brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute acts of unfair competition under federal and state law.

          Republic Tobacco on June 30, 1998 filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's actions in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortious interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint, in its amended complaint Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

          The Company has alleged that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted the Company's ability to expand the distribution of Zig-Zag RYO cigarette papers in the Southeast, where sales of Zig-Zag have been historically underdeveloped.

          The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint. With respect to the claims contained in the Illinois Complaint, the Company has filed a Motion to Dismiss concerning a substantial portion of Republic Tobacco's claims against the Company, and believes that Republic Tobacco's claims against the Company are without merit. The Company intends to vigorously defend the Illinois Complaint.

          West Virginia Complaints. On October 6, 1998, the Company was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). While the Company was served with a single summons and complaint, the caption of the complaint lists 65 separate plaintiffs, each with an individual case number.

          The Company, among others, has been named in action filed on October 28, 1998, in the Circuit Court of Kanawha County, West Virginia, entitled Billie
J. Akers, et al. v. Philip Morris Inc., et al. (Civil Action No. 98-C-2696 to 98-C-2713). While a single complaint was filed, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects. The Company has not been served in this action.

          These two action were commenced by separate plaintiffs, "individually and/or as the personal representatives of the various decedents named herein [who] are residents of the State of West Virginia and/or smoked cigarettes or used other tobacco products, manufactured, promoted, advertised, marked, sold and/or distributed by all defendants." The complaints contain no specific allegations relating to any individual plaintiff. These two actions were brought against major manufacturers of cigarettes, smokeless tobacco products (including the Company) and other tobacco products, and certain other organizations.

          The complaints allege that "plaintiffs and plaintiffs' decedents suffer/had suffered from a form of cancer of vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaints further allege that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs' decedents and millions of Americans while knowing, but denying and concealing that their products caused diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth cancer, throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a results of the use of smokeless tobacco.

          The complaints assert 24 unspecified counts and seek referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some "product." The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

          The information which is set forth under the caption "Contingencies" in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, relating to the March 30, 1998 civil action against National Tobacco Company,
L.P., is incorporated herein by reference.


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



                                    NORTH ATLANTIC TRADING COMPANY, INC.

Date: November 12, 1998             /s/ Thomas F. Helms, Jr.
                                    ------------------------------------------
                                    Thomas F. Helms, Jr.
                                    President & Chief Executive Officer



Date: November 12, 1998             /s/ David I. Brunson
                                    ------------------------------------------
                                    David I. Brunson
                                    Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit No.              Description
-----------              -----------

   27.1                  Financial Data Schedule