Form 10-K405
period 1998-12-31
NORTH ATLANTIC TRADING CO INC
filed 1999-04-01
CIK 1042787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


   (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

COMMISSION FILE NUMBER 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             13-3961898
            --------                                             ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1999, the only class of voting or non-voting common equity issued and outstanding is the Registrant's Voting Common Stock, par value $.01 per share, 100% of which is owned by 38 record holders, 28 of whom are affiliates or employees of the Registrant. There is no trading market for the Voting Common Stock.

As of February 28, 1999, 528,241 shares of the Registrant's Voting Common Stock, par value $.01 per share, and no shares of the Registrant's Non-Voting Common Stock, par value $.01 per share, were outstanding.

                      NORTH ATLANTIC TRADING COMPANY, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                PAGE



                                                      PART I
    Item 1.       Business........................................................................................1
    Item 2.       Properties.....................................................................................11
    Item 3.       Legal Proceedings..............................................................................12
    Item 4.       Submission of Matters to a Vote of Security Holders............................................14

                                                      PART II

    Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters...........................15
    Item 6.       Selected Financial Data........................................................................15
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.................................................................................17
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................22
    Item 8.       Financial Statements and Supplementary Data....................................................23
    Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........23

                                                     PART III

    Item 10.      Directors and Executive Officers of the Registrant.............................................24
    Item 11.      Executive Compensation.........................................................................26
    Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................36
    Item 13.      Certain Relationships and Related Transactions.................................................38

                                                      PART IV

    Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................39


                                     PART I

Item 1.    Business

OVERVIEW

         North Atlantic Trading Company, Inc. (the "Company") is a holding company which was organized under the laws of the State of Delaware. The Company has two significant wholly-owned subsidiaries, National Tobacco Company, L.P. ("National Tobacco") and North Atlantic Operating Company, Inc. ("NAOC"). National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the brand names BEECH-NUT REGULAR, BEECH-NUT WINTERGREEN, BEECH-NUT SPEARMINT, TROPHY, HAVANA BLOSSOM and DURANGO. NAOC is the largest importer and distributor in the United States of roll-your-own ("RYO") cigarette papers and other tobacco-related products, which are sold under the ZIG-ZAG brand name pursuant to an exclusive distribution agreement. NAOC imports and distributes RYO cigarette paper and related products which are manufactured and distributed pursuant to a long-term agreement with Bollore Technologies, S.A. ("Bollore").

RECENT EVENTS

         The Company's Board of Directors and senior management has been restructured. In December 1998, Jack Africk, Jeffrey S. Hay and Ron Beasley resigned from their respective positions as President and Chief Operating Officer, Executive Vice President, General Counsel and Director, and Senior Vice President--Sales. In addition, three management directors were removed from the Board of Directors, reflecting an agreement with the Company's outside directors to reduce the size of the Board from nine to five members. Mr. Africk retained his seat on the Company's Board of Directors and both he and Mr. Beasley continue to serve the Company as consultants. Upon Mr. Africk's resignation, Thomas F. Helms, Jr., Chairman and Chief Executive Officer, assumed the additional position of President of the Company.

         The Company believes that its streamlined management structure will improve the decision making process and result in operating efficiencies.

BUSINESS SEGMENT INFORMATION

         The Company's business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note 19 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

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

         National Tobacco was originally formed in 1988 by Mr. Helms and an investor group led by Lehman Brothers to acquire the smokeless tobacco division of Lorillard, which had introduced the popular BEECH-NUT brand in 1897. Together with the management team he assembled in connection with this initial buyout, Mr. Helms participated in two subsequent leveraged buyouts prior to 1997. Following the Acquisition, the Company's management team increased their equity interest in the business from 48% to 72.9% of the Company's Common Stock (assuming the exercise in full of certain outstanding warrants).

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

BUSINESS STRATEGY

         The Company's business strategy is to (i) continue to cultivate sales, marketing and distribution synergies; (ii) capitalize on the brand-name identity of its products; and (iii) increase operating efficiencies.

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

         According to information provided by the Smokeless Tobacco Council, manufacturers' sales for smokeless tobacco were $991 million in 1989 and $1.85 billion in 1997, representing a compound annual growth rate of 7.0%. This increase is primarily related to the increase in manufacturers' sales of moist snuff which have grown from $608 million in 1989 to $1.43 billion in 1997, representing a compound annual growth rate of 9.7%. Manufacturers' sales of loose leaf chewing tobacco were $280 million in 1989 and $334 million in 1997, representing a compound annual growth rate of 2.0% during the same period.

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

Loose Leaf Chewing Tobacco

         Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild, each accounting for approximately one half of industry volume. Loose leaf chewing tobacco is made from aged, air-cured tobacco which is processed and flavored and then packaged in foil pouches. The BEECH-NUT brands are available in three flavors: Regular, Wintergreen and Spearmint. BEECH-NUT REGULAR is a full-flavored product and ranks second in sales in the full-flavored loose leaf chewing tobacco category, and third overall. BEECH-NUT WINTERGREEN and BEECH-NUT SPEARMINT were introduced by National Tobacco in 1979 and 1989, respectively. National Tobacco introduced its TROPHY brand into the mild product category of the loose leaf chewing tobacco business in 1992. In addition to the BEECH-NUT brands and TROPHY, National Tobacco also produces a regional brand, HAVANA BLOSSOM, sold primarily in West Virginia, Pennsylvania and Ohio and a new value brand, DURANGO, which was introduced in March 1998.

RYO Cigarette Papers

         RYO cigarette papers are sold in a variety of different widths and styles, primarily standard width ZIG-ZAG White, ZIG-ZAG 1 1/4 width French Orange aND ZIG-ZAG Kutcorners, which is designed for easier hand-rolling. Other products sold under the ZIG-ZAG name are 1 1/2 RYO cigarette papers, Gold Standard tobacco for roll-your-own-cigarettes, ZIG-ZAG cigarette rollers, cigarette tubes and tube injectors and a ZIG-ZAG waterproof paper that is sold in Canada.

SALES AND MARKETING

         Following the Acquisition and as part of the integration of the National Tobacco and NAOC businesses, the two existing sales organizations were merged. As a result, National Tobacco currently has a 108 person sales organization nationwide. National Tobacco and NAOC have entered into a Sales Representation Agreement, effective as of January 1, 1998, pursuant to which National Tobacco has agreed to market NAOC's products.

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

         National Tobacco's loose leaf chewing tobacco has historically been distributed through approximately 1,500 wholesale tobacco and food distributors. BEECH-NUT REGULAR and TROPHY represent 54% and 25% of National Tobacco's loose leaf chewing tobacco sales. At the retail level, National Tobacco's loose leaf chewing tobacco products are promoted through in-store volume and price-discount programs and the use of innovative, high visibility point-of-purchase floor and shelf displays, banners and posters. National Tobacco is not reliant upon and does not conduct any print or media consumer advertising.

         NAOC's RYO cigarette papers have historically been distributed through approximately 950 wholesale distributors. Sales by NAOC of its ZIG-ZAG White and ZIG-ZAG French Orange RYO cigarette papers are the most important in terms of volume, accounting for in excess of 76% of NAOC's sales. The majority of ZIG-ZAG promotional activity is at the distributor level and consists of distributor promotions, trade shows and trade advertising.

         The Company's largest customer is McLane Corporation ("McLane"), which accounted for approximately 10.1% and 8.2% of its loose leaf chewing tobacco and RYO cigarette paper revenues in fiscal 1998, respectively. No other customer represents more than 5% of the Company's revenues, and the Company believes that the loss of any other customer or distributor account would not have a material impact on the financial condition or operations of the Company.

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

RYO Cigarette Paper

         Under normal conditions, pursuant to the Distribution Agreements (as defined), NAOC must purchase its RYO cigarette papers from Bollore. See "Distribution Agreements." To maintain a steady supply of product: (i) NAOC may seek third-party suppliers and continue to use of the ZIG-ZAG trademark if Bollore is unable or unwilling to perform under the Distribution Agreement; and
(ii) Bollore is required to maintain in a public warehouse in the United States a two-month supply of emergency inventory at Bollore's expense.

         The Distribution Agreements establish the purchase price through 2004, subject to certain annual adjustments to reflect increases or decreases in the U.S. and Canadian consumer price indices. Export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days after the bill of lading date and its invoices are payable in French francs. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004. The exchange rate risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 along with the prices to be paid by NAOC to Bollore for the RYO cigarette papers.

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

MANUFACTURING

         National Tobacco manufactures its loose leaf chewing tobacco products and NAOC contracts for the manufacture of its RYO cigarette papers, cigarette tubes and tube injectors. The Company believes that National Tobacco's production, quality control, research and development, facilities and equipment are vital to maintaining the high-quality brand image and operating efficiency of its loose leaf tobacco products.

Production and Quality Control

         National Tobacco's production process utilizes proprietary techniques and is subject to strict quality control. During each production day, National Tobacco's quality control group periodically tests the quality of the tobacco, casings (flavorings in syrup form), application of casings and packaging. National Tobacco utilizes sophisticated quality control and pilot plant production equipment to test and closely monitor the quality of its products. The quality of National Tobacco's products is largely the result of using high grade, air-cured tobacco leaf, food grade flavorings and ongoing analysis of tobacco cut, flavorings and moisture content.

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

         National Tobacco spent approximately $345,000, $376,500 and $401,600 on research and development for fiscal years 1996, 1997 and 1998, respectively. NAOC did not spend any material amount for research and development during this period.

Facilities and Equipment

         The Louisville, Kentucky plant, which is owned by National Tobacco, was formerly used by Lorillard for the manufacture of cigarettes, cigars and chewing tobacco. This approximately 600,000 square foot facility occupies a 26 acre urban site near downtown Louisville. The majority of the facility's structures sit on half of the total acres. The facilities are in good condition and have received regular maintenance and capital improvement. About two-thirds of the plant is currently utilized, resulting in substantial excess manufacturing and storage capacity. The existing structures would provide ample space to accommodate any expansion of the Company's products.

COMPETITION

         National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco, and NAOC is the largest importer and distributor in North America of RYO cigarette papers. The other three principal competitors for loose leaf chewing tobacco sales, which, together with National Tobacco, generate more than 95% of such sales, are Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. NAOC's two major competitors for RYO cigarette paper sales, which, together with NAOC, generate approximately 95% of such sales, are Republic Tobacco Company and Imperial Tobacco Group plc. Certain competitors of the Company are better capitalized than the Company and have greater financial and other resources than those available to the Company. The Company believes that its strong market positions in each of its principal product lines is due to the high brand recognition and perceived quality of each of its products, its manufacturing and operating efficiencies, and its significant sales, marketing and distribution strengths.

EMPLOYEES

         As of February 28, 1999, the Company employed a total of 260 full-time employees. All of the Company's operations are non-union, with the exception of 106 manufacturing employees, who are covered by three collective bargaining agreements. One of these agreements, covering 101 employees, was extended in December 1998 and will expire in December 2001. The other two agreements will expire during 1999. The Company does not anticipate any issues in extending them.

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

         Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish the minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the United States Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, additional warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration ("FDA"); (v) increase tobacco excise taxes; and (vi) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been enacted by Congress. Future enactment of such proposals or similar bills depending upon their content could have a material adverse effect on the sales, operations or financial condition of the Company.

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

         On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals, which subsequently ruled that the FDA statute does not provide this authority. The FDA has petitioned the Supreme Court of the United States for a writ of certiorari.

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

         In 1996, Massachusetts enacted a statute which requires tobacco companies, including smokeless tobacco companies, to disclose information regarding the ingredients and nicotine content of their products, which information will, subject to certain conditions, be made publicly available. The ingredients of National Tobacco's products are proprietary and such disclosure could result in the manufacture and sale of imitations, which could have a material adverse effect on its smokeless tobacco business. On December 10, 1997, U.S. District Judge O'Toole (D. Mass.) entered a preliminary injunction on behalf of 5 smokeless tobacco companies (including National Tobacco) against the Attorney General of Massachusetts and the Commissioner of Public Health. The order bars the officials from taking any steps to enforce the ingredient-reporting requirements of the Massachusetts statute pending a trial on the merits. On November 6, 1998, the United States Court of Appeals for the First Circuit affirmed the injunction. The tobacco companies did not seek an injunction against the nicotine reporting requirements of the Massachusetts statute.

         The district court set a schedule for the receipt and disposition of cross motions for summary judgement. The parties filed these motions on February 13, 1998. The cross motions were argued in June 1998.
The district court has not acted with regard to such motions.

         To date regulations have been issued by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products which shall become effective August 1, 1999.

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

STATE ATTORNEY GENERAL SETTLEMENT AGREEMENTS

         In November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General, signed two contracts: the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the best of the Company's knowledge, the only industry signatories to the MSA have been cigarette manufacturers and/or distributors and the only signatory to the STMSA has been UST Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the industry signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations. The Company is currently evaluating the settlement agreements but has not decided whether or not it will participate in either settlement. There can be no assurance as to whether entering into one or both settlement agreements or choosing not to do so would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

         Each of the Distribution Agreements became effective on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial term of twenty years commencing from the effective date of such agreement and will be renewed automatically for successive twenty year terms unless sooner terminated in accordance with the provisions of such agreement. The Other Countries Distribution Agreement was for an initial term of ten years commencing from the effective date of such agreement and will be renewed automatically for successive ten year terms unless sooner terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which were exceeded in 1998 by a factor of 3.4 times in the U.S.; such minimum purchases are not applicable with respect to the Other Countries Distribution Agreement until the last three years of the initial term of such agreement) of RYO cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year,
(ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company), (iii) upon a change of control of the NAOC or any parent of NAOC without the consent of Bollore, (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, RYO cigarette paper or RYO cigarette paper booklets of a competitor. Additionally, each of the Canada Distribution Agreement and the Other Countries Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

Item 2.    Properties

         As of December 31, 1998, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 610,351 square feet. Of this footage, approximately 10,351 square feet are leased and approximately 600,000 are owned.

         To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of nationwide manufacturing and distribution facilities. National Tobacco has one manufacturing and distribution facility located in Louisville, Kentucky and five other public warehouse distribution facilities in other locations throughout the United States.

         The following table describes the principal properties of the Company (other than sales service centers, sales office space or warehouse space) as of December 31, 1998.

                                                         Square     Owned or
        Location              Principal Use               Feet       Leased
        --------              -------------               ----       ------

      New York, NY       Corporate headquarters          10,351      Leased

     Louisville, KY      Loose leaf chewing tobacco      600,000     Owned(1)
                         manufacturing and R&D


---------------------

(1) Encumbered by a mortgage securing all obligations and liabilities under the New Senior Secured Facilities.

Item 3.    Legal Proceedings

         Proposition 65. On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco, Swisher International Group, Inc., Brown & Williamson Tobacco Corporation, Merrill Reese, Inc., Lucky Stores, Inc., Quick Stop Markets, Inc., Raley's, Inc., Save Mart Supermarkets, Inc., Sav-On Drug Stores, Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiffs amended their complaint on June 10, 1998 and subsequently served the complaint on National Tobacco. The complaint purports to be brought by The City and County of San Francisco on behalf of the People of the State of California and by the Environmental Law Foundation on behalf of the general public.

         Plaintiffs claim that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code ss.ss.25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable" warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claim that the defendants violated California's Unfair Competition Act, Business & Professions Code ss.ss.17200, et seq., by marketing smokeless tobacco products to children, and by fraudulently concealing from the public the alleged adverse consequences and addiction allegedly associated with smokeless tobacco products.

         The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposures to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorneys' fees and costs. National Tobacco intends to defend the action vigorously.

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

         Republic Tobacco on June 30, 1998 filed a complaint against the Company and NAOC in the United States District Court of the Northern District of

Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that Republic Tobacco's actions in defacing the Company's point of purchase display vendors do not violate federal or state laws and that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortious interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint, in its amended complaint Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

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

         On November 13, 1998, the Company was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While the Company was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

         These two actions were commenced by separate plaintiffs, "individually and/or as the personal representatives of the various decedents named herein [who] are residents of the State of West Virginia and/or smoked cigarettes or used other tobacco products, manufactured, promoted, advertised, marked, sold and/or distributed by all defendants." The complaints contain no specific allegations relating to any individual plaintiff. These two actions were brought against major manufacturers of cigarettes, smokeless tobacco products (including the Company) and other tobacco products, and certain other organizations.

         The complaints allege that "plaintiffs and plaintiffs' decedents suffer/had suffered from a form of cancer of vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaints further allege that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs' decedents and millions of Americans while knowing, but denying and concealing that their products caused diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth and throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a result of the use of smokeless tobacco.

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

Item 4.    Submission of Matters to a Vote of Security Holders

         By Written Consent dated December 18, 1998, the Voting Trust created under that certain Voting Trust Agreement among Helms Management Corp., Thomas
F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, approved the removal of Maurice Langston, Jay Martin and Alan Minsterketter from the Board of Directors and fixed the number of directors constituting the entire Board at five.

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

         There is no trading market for the Company's Voting Common Stock, par value $.01 per share (the "Common Stock"), and, as of February 28, 1999, such stock was held by 38 stockholders of records, 28 of whom are affiliates or employees of the Company.

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

Item 6.    Selected Financial Data

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

                                                      The Company                           The Predecessor
                                       ---------------------------------------- ---------------------------------------
                                                                     Period       Period
                                               Year Ended             from         from             Year Ended
                                               December 31,        5/17/96 to    1/1/96 to          December 31,
                                            1998        1997(1)     12/31/96      5/16/96       1995          1994
                                            ----        -------     --------      -------       ----          ----
STATEMENT OF OPERATIONS DATA:
   Net Sales.......................       $93,081      $84,430       $36,126       $19,810     $52,630      $51,376
   Income (loss) from continuing
     operations (net of preferred
stock
     dividends of $4,751 in 1998 and
     $2,268 in 1997) applicable to         (3,744)       5,146           383         1,132      2,628         5,812
     common shares(2)..............
   Net income (loss) applicable to
     common shares (2).............        (3,744)      (1,975)          383         1,132      2,505         5,812
   Income from continuing operations
     attributable to common shares
     per common share:
   Basic...........................         (7.09)        9.75          --             --         --            --
   Diluted.........................         (7.09)        8.42          --             --         --            --
   Net income (loss) attributable to
     common shares per common share:
   Basic...........................         (7.09)       (3.73)         --             --         --            --
   Diluted.........................         (7.09)       (3.23)         --             --         --            --
BALANCE SHEET DATA (AT END OF
PERIOD):
   Total assets....................       260,307      273,083        96,553        81,887     80,517        82,136
   Total debt, including current
     maturities....................       215,586      230,000        70,696        48,388     48,782        54,888
   Mandatorily redeemable preferred
     stock.........................        39,332       34,581            --            --         --            --
OTHER DATA:
   Adjusted EBITDA(3)..............        38,503       32,668        10,885         4,810     13,939        10,489


-----------------------------------

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

(3) Adjusted EBITDA represents operating income plus depreciation, amortization and certain non-cash charges and expenses. Adjusted EBITDA is presented because management believes that Adjusted EBITDA is useful as an indicator of the Company's historical cash flow available to service its debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with generally accepted accounting principles (GAAP)) as a measure of the Company's operating results or cash flows (as determined in accordance with GAAP) as a measure of the Company's liquidity.

Following is a reconciliation of net income to Adjusted EBITDA:

                                                      The Company                           The Predecessor
                                       ---------------------------------------- ---------------------------------------
                                                                     Period       Period
                                               Year Ended             from         from             Year Ended
                                               December 31,        5/17/96 to    1/1/96 to          December 31,
                                            1998         1997       12/31/96      5/16/96       1995          1994
                                            ----         ----       --------      -------       ----          ----
Net income (loss)..................       $ 1,007   $      293    $      383       $ 1,132     $ 2,505      $ 5,812
   Interest expense, net...........        24,927       18,361         6,398         2,453       7,239        6,834
   Income tax expense..............         3,213          852            --            --          --           --
   Depreciation....................         1,687        1,619         1,034           454       1,073        1,038
   Amortization....................         5,490        3,213           504           365         973        1,038
   Other (income) expense..........           (46)         (34)         (117)           (5)      1,336       (2,875)
   Financial advisory fee expense..            --           --            --           114         300          300
   LIFO adjustment.................           904         (129)        2,619           187         (53)         609
   Stock option compensation expense          819          900            --            --          --           --
   Postretirement expense (benefit)           502          472            64           110         443       (2,267)
   Cumulative effective of accounting
     change........................            --           --            --            --         123           --
   Extraordinary loss, net of income
     tax benefit...................            --        7,121            --            --          --           --
                                          -------      -------       -------       -------     -------      -------
Adjusted EBITDA....................       $38,503      $32,668       $10,885       $ 4,810     $13,939      $10,489
                                          =======      =======       =======       =======     =======      =======


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 1998, 1997 and 1996. The following table sets forth certain statement of operations data and the related percentage of net sales (dollars in thousands):

                                                                   Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                  1998                      1997                    1996(1)
                                         ---------------------     ---------------------    ---------------------
Net Sales..........................        $93,081       100.0%      $84,430       100.0%     $55,936       100.0%
Cost of sales......................         32,222        34.6        27,665        32.8       23,254        41.6
                                         ---------    --------     ---------    --------    ---------    --------
Gross Profit.......................         60,859        65.4        56,765        67.2       32,682        58.4
Selling, general and
   administrative expenses.........         26,268        28.2        26,959        31.9       21,569        38.6
Amortization of goodwill...........          5,490         5.9         3,213         3.8          869         1.5
                                         ---------    --------     ---------    --------    ---------    --------
Operating income...................         29,101        31.3        26,593        31.5       10,244        18.3
Interest expense & financing costs, net     24,927        26.8        18,361        21.7        8,851        15.8
Other expense (income).............            (46)         --           (34)         --         (122)        (.2)
                                         ---------    --------     ---------    --------    ---------    --------
Income before income tax expense
   and extraordinary loss..........          4,220         4.5         8,266         9.8        1,515         2.7
Income tax expense.................          3,213         3.4           852         1.0           --          --
                                         ---------    --------     ---------    --------    ---------    --------
Income before extraordinary loss...          1,007         1.1         7,414         8.8        1,515         2.7
Extraordinary loss.................             --          --        (7,121)        8.4           --          --
                                         ---------    --------     ---------    --------    ---------    --------
Net income.........................        $ 1,007         1.1%      $   293          .4%     $ 1,515         2.7%
                                         =========    ========     =========    ========    =========    ========

----------------------------

(1) The results of operations for the year ended December 31, 1996, include the Company's results from May 17, 1996 through December 31, 1996 and its predecessor's results from January 1, 1996 through May 16, 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         Net Sales. For the year ended December 31, 1998, consolidated sales were $93.1 million, an increase of 10.3% or $8.7 million from the prior year. On June 25, 1997, the Roll-Your-Own segment was acquired and its operating results have been included thereafter. Sales of the Roll-Your-Own segment were $42.3 million for the year ended December 31, 1998, an increase of $11.7 million or 38.2% from the prior year. Sales of the Smokeless Tobacco segment for the year ended December 31, 1998, decreased 5.6% or $3.0 million from the prior year, reflecting a 7.0% volume decrease and the implementation of a cents-off pricing strategy, which were partially offset by manufacturers' price increases during 1998.

         Gross Profits. Gross profit for the year ended December 31, 1998, increased $4.1 million or 7.2% from the prior year, while gross profit percentage declined to 65.4% from 67.2%. Gross profit and gross profit percentage of the Roll-Your-Own segment increased to $29.7 million or 70.3% of net sales from $21.2 million or 69.0% of net sales for the prior year. Gross profit and gross profit percentage of the Smokeless Tobacco segment decreased to $31.1 million or 61.3% of net sales from $35.6 million or 66.2% for the prior year due to LIFO Inventory adjustments and the implementation of a cents-off pricing strategy. If the non-cash LIFO Inventory adjustments were disregarded, gross profit percentage for the year ended December 31, 1998 would have been 64.1% of net sales compared to 65.3% for the prior year.

         Currency. Currency movements and price increases are the primary adjustment factors for changes in costs of goods sold for NAOC. NAOC purchases cigarette papers from Bollore on terms of net 45 days in French francs. Thus, NAOC bears certain foreign exchange risks in its inventory purchases. To hedge this risk, NAOC utilizes short-term forward currency contracts, through which NAOC secures French francs in order to provide payment for its monthly purchases of inventory. In addition, Bollore provides a contractual hedge against substantial currency fluctuation in its agreement with NAOC. For the year ended December 31, 1998, currency rates were favorable due to the strength of the U.S. dollar against the French franc and the Company was able to hedge its currency risk by utilizing short-term forward currency contracts through which NAOC purchases French francs. In the event that the strength of the French franc increases against the U.S. dollar, the Company may have to reassess its currency strategy.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1998 decreased 2.6% to $26.3 million from last year's $27.0 million. This decrease was due to an overall reduction in marketing and management bonus expenses. Due to the fact that selling, general and administrative expenses were only allocated to both segments for the year ended December 31, 1998, it is not practical to compare such expenses by segment.

         Amortization of Goodwill. Amortization of goodwill for the year ended December 31, 1998 increased $2.3 million or 71.9% from the prior year. Substantially all of the increase was related to the Roll-Your-Own segment as a result of having a full year's amortization in 1998 compared to only a partial year in 1997.

         Interest Expense and Financing Costs. Interest expense and financing costs increased to $24.9 million for the year ended December 31, 1998 from $18.4 million for the prior year. This increase was due to having a full year's interest expense in 1998 compared to only a partial year in 1997, subsequent to the Acquisition and related recapitalization.

         Income Tax Expense. Income tax expense increased to $3.2 million for the year ended December 31, 1998 from $0.8 million for the prior year. This increase was due primarily to the recording of a one-time income tax benefit of $3.6 million in 1997 to reflect the Company's deferred tax assets and liabilities which had not previously been recorded due to its prior tax status.

         Extraordinary Loss. The Company recorded an extraordinary loss of $7.1 million (net of income tax benefit of $4.4 million) for the year ended December 31, 1997, related to the write-off of deferred financing costs and the debt discount due to the recapitalization of the Company on June 25, 1997.

         Net Income. Due to the factors described above, there was net income of $1.0 million for the year ended December 31, 1998 compared to net income for the prior year of $0.3 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Net Sales. For the year ended December 31, 1997, consolidated sales were $84.4 million, an increase of 50.9% or $28.5 million from the prior year. On June 25, 1997, the Company acquired the Roll-Your-Own segment and its operating results have been included thereafter. Sales of the Roll-Your-Own segment from the date of the Acquisition were 36.3% of the Company's consolidated sales or $30.6 million. Sales of smokeless tobacco products for the year ended December 31, 1997 decreased 3.8% or $2.1 million, reflecting a volume decrease of 5.0% which was partially offset by a manufacturers' price increase of 3.6% that occurred in July, 1997.

         Gross Profits. Gross profit and gross profit percentage for the year ended December 31, 1997 increased to $56.8 million or 67.2% of net sales compared to $32.7 million or 58.4% of net sales for the prior year. Gross profit of the Roll-Your-Own segment since the date of the Acquisition was 37.3% of the Company's consolidated gross profit or $21.2 million. Gross profit of smokeless tobacco products for the year ended December 31, 1997 increased 8.9% or $2.9 million, of which $3.2 million was due to LIFO inventory adjustments. Disregarding LIFO adjustments, gross profit of smokeless tobacco products decreased 1.0%.

         Currency. For the year ended December 31, 1997, currency rates were favorable due to the strength of the U.S. dollar against the French franc and the Company was able to hedge its currency risk by utilizing short-term forward currency contracts through which NAOC purchases French francs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1997 increased 25.0% to $27.0 million from the prior year's $21.6 million. This increase was due to the addition of three new members of senior management, an increase in legal fees, costs associated with the relocation of the Company's executive offices and expenses associated with the Company's membership in the Smokeless Tobacco Council. In addition, selling, general and administrative expenses of the Roll-Your-Own segment since the date of the Acquisition were $1.8 million, or 8.4% of the aggregate increase.

         Amortization of Goodwill. Amortization of goodwill for the year ended December 31, 1997 was $3.2 million compared to $0.9 million for the prior year. This increase was due to the increase in intangible assets as a result of the Acquisition.

         Interest Expense and Financing Costs. Interest expense and financing costs increased to $18.4 million for the year ended December 31, 1997 from $8.9 million for the prior year. This increase was the result of additional indebtedness incurred in connection with the Acquisition and related recapitalization.

         Income Tax Expense. LLC and National Tobacco were a limited liability company and a partnership, respectively, for federal and state income tax purposes through June 25, 1997 and, accordingly, did not incur any income taxes prior to such date. The income tax provision of $0.8 million for the year ended December 31, 1997 includes a current provision of $4.4 million, and an income tax benefit for the initial set-up of deferred income taxes of $3.6 million. The initial set-up of deferred income taxes was necessary to record the Company's deferred income tax assets and liabilities as of June 25, 1997, which had not been previously recorded due to its prior tax status.

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

LIQUIDITY AND CAPITAL REQUIREMENTS

         Working capital was $42.0 million at December 31, 1998 compared to $48.8 million at December 31, 1997. The Company funds its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. As of December 31, 1998, the Company had an undrawn availability of $24 million under its committed $25 million revolving credit facility.

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

         For 1998, the Company spent $495,000 in capital expenditures. Given its current operation, the Company believes that its annual capital expenditure requirements for 1999 will be in the $750,000 range.

         The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

YEAR 2000 PROJECT

         During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000" issues. This assessment included a review of all of the Company's hardware and software requirements. The Company developed and implemented a strategy for attaining "Year 2000" compliance for its internal systems, which included modifying existing software, purchasing new software and acquiring new hardware. As of March 1999, the Company had completed its internal compliance with its "Year 2000" project. The aggregate cost for compliance was approximately $350,000.

         The Company has identified significant service providers, vendors, suppliers and customers that are critical to its business operation and is assessing potential vulnerabilities arising from these third parties. Steps are being undertaken in an attempt to reasonably ascertain their stage of readiness through interviews and other means. To the extent these third parties are not compliant, the Company will request a description of their plans to become Year 2000 compliant. To the extent that these third parties fail to certify by June 30, 1999 that they are Year 2000 compliant, the Company will assess the possible impact of that failure on the Company's business and take appropriate remediation action to the extent feasible. The Company believes that there is minimal exposure in these areas due to the limited reliance on electronic components involved in the manufacturing process, the small number of major suppliers and the preponderance of customers that are relatively unimpacted in terms of electronic data interchange. The Company expects to complete this final assessment by July 31, 1999.

         Due to the general uncertainty inherent in Year 2000 problems, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to fully determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of the new business systems and the completion of the project as scheduled, the possibility of significant interruptions of normal operations will be mitigated. If the present efforts to address the Company's Year 2000 compliance arrangement are not successful or if the Company's significant service providers, vendors, suppliers and customers do not successfully address their issues, the Company's results of operation, liquidity and financial condition could be materially and adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Disclosures about Pensions and other Postretirement Benefits," became effective in 1998 and are reflected in the accompanying consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt this statement in the Company's first quarter 2000 reporting as required. Management is currently evaluating the impact of this statement on the Company's future financial reporting.

FORWARD-LOOKING STATEMENTS

         The Company cautions you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance, achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, access to sufficient quantities of raw material or inventory, wholesale ordering patterns, product liability litigation and changes in tobacco products regulation.

         The Company cautions you not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to term and revolving loans under its senior secured credit facility. The Company's credit facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by the Federal Reserve or National Westminster Bank plc. The Company does not speculate on the future direction of interest rates. As of December 31, 1998, approximately $60.6 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

         Foreign Currency Sensitivity. NAOC purchases inventory from Bollore on terms of net 45 days in French francs. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. NAOC uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In addition, Bollore provides a contractual hedge against substantial currency fluctuation in its agreement with NAOC. NAOC does not use derivative financial instruments for speculative trading purposes, nor does NAOC hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

         NAOC regularly reviews its hedging programs and may as part of this review determine at any time to change its hedging policy. As of December 31, 1998, NAOC did not have any outstanding commitment under forward currency contracts.

Item 8.    Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent accountants, with respect thereto, referred to in the Index to Consolidated Financial Statements and Financial Statement Schedules of the Company contained in Item 14(a), appear on pages F-1 through F-28 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company. See "Election of Directors."

Name                                      Age    Position
----                                      ---    --------
Thomas F. Helms, Jr................       58     Chief Executive Officer, President and Chairman of the Board
David I. Brunson...................       48     Executive Vice President--Finance and Administration, Chief
                                                 Financial Officer, Treasurer, Secretary  and Director
Jack Africk........................       70     Director
Kim S. Fennebresque................       49     Director
Arnold Sheiffer....................       66     Director


         Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chief Executive Officer, Chairman of the Board and the sole member of the Administration Committee of the Company since June 1997 and a member of the Company's Executive Committee since December 1997. On January 1, 1999, Mr. Helms assumed the additional responsibilities of President of the Company. He had previously held the position of President of the Company and its subsidiaries (other than International Flavors and Technology, Inc. ("IFT")) prior to January 1998. He currently serves as Chairman of the Board of each of the Company's corporate subsidiaries. He has been Chief Executive Officer of National Tobacco and NTFC since 1988 and has held the same office with NAOC and IFT since October 1997. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation's smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. Prior to that time, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon Consumer Products Corporation.

         David I. Brunson. David I. Brunson has been Executive Vice President--Finance and Administration, Chief Financial Officer and a Director of the Company since June 1997 and a member of the Company's Executive Committee since December 1997. He has held the same offices with National Tobacco and NTFC (since April 1997), NAOC (since October and June 1997, respectively) and IFT (since October 1997). In December 1998, Mr. Brunson was also appointed to the offices of Treasurer and Secretary of the Company and Secretary of IFT. In addition, he currently holds the offices of Treasurer and Assistant Secretary with each of the Company's subsidiaries (other than IFT). Mr. Brunson has also served as a member of the Board of the Directors of each of the Company's corporate subsidiaries since October 1997 (or, in the case of NAOC, since June
1997). Prior to joining the Company, from November 1992 until April 1997, he was employed as a Managing Director at Societe Generale and established and was President of Societe Generale Investment Corporation. From July 1979 until November 1992, he was employed at The First National Bank of Chicago, lastly as a Managing Director in the Investment Banking Division.

         Jack Africk. Jack Africk has been a Director and a member of the Executive Committee of the Company since October and December 1997, respectively. In December 1998 he resigned from his positions as President and Chief Operating Officer of the Company and each of its subsidiaries (other than IFT), having held those positions since January 1998. From February to December 1998, Mr. Africk was also a Director of each of the Company's corporate subsidiaries. Beginning in 1996 and until the consummation of the Acquisition, he was Chief Executive Officer of NATC. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC. Mr. Africk is a former Vice Chairman of UST. From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as Chairman of the Board of Evolution Partners and as a Director of Duty Free International, Target Factory Outlets, Crown Central Petroleum and Transmedia Networks.

         Kim S. Fennebresque. Kim S. Fennebresque has been a Director of the Company since October 1997. He has also served as Chairman of the Audit and Compensation Committees of the Board of Directors since November and December 1997, respectively. Since March 1998, he has held the position of Managing Director of SG Cowen. From July 1994 to January 1998, Mr. Fennebresque was a Managing Director of UBS Securities LLC, and prior to that, a partner of Lazard Freres & Co.

         Arnold Sheiffer. Arnold Sheiffer has served as a Director of the Company since June 1997. He has also served as a member of the Audit and Compensation Committees of the Board of Directors since November and December 1997, respectively. Mr. Sheiffer has been a Director of Spanish Broadcasting System, Inc. since 1994 and a Managing Director of Shenkman Capital Management, Inc. since 1995. From 1990 to 1994, he was President and Chief Operating Officer of Katz Media Corp., and prior to that, Managing Partner of A. Sheiffer and Company, Certified Public Accountants.

ELECTION OF DIRECTORS

         Pursuant to the terms of an Exchange and Stockholders' Agreement, dated as of June 25, 1997, among the Company and certain of the stockholders of the Company (the "Stockholders' Agreement"), Mr. Helms has the ability to elect all of the directors of the Company unless dividends are not paid in cash to the holders of the Company's Senior Preferred Stock when such dividends are required to be paid in cash, in which event such holders have the right to elect two directors. Messrs. Helms and Brunson have served as directors of the Company since June 17, 1997 following the formation of the Company. Mr. Scheiffer has served as a director since June 25, 1997, the date the Acquisition was consummated. Messers. Africk and Fennebresque have served as directors since October 1997. Each director is to serve until the next annual meeting of shareholders (or written consent in lieu thereof) and until his successor is elected and duly qualified.

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

COMMITTEES OF THE BOARD

         During 1998, the Board of Directors appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee and an Administration Committee. The members of the Executive Committee for 1998 were Messrs. Helms, Brunson, Africk and Hay. In view of the fact that the size of the Company's Board of Directors has been reduced from nine to five directors, the Board has decided to disband the Executive Committee effective March 31, 1999. The members of the Audit and Compensation Committees for fiscal 1998 were Messrs. Fennebresque and Sheiffer. The sole member of the Administration Committee, which administers the Company's 1997 Share Incentive Plan, was Thomas
F. Helms, Jr.

Item 11.     Executive Compensation

         The following table summarizes the compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company who earned in excess of $100,000 for the Company's (or its subsidiaries') fiscal years ended December 31, 1996, 1997 and 1998 (each person appearing in the table is referred to as a "Named Executive"):

                           SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation         All Other
NAME AND PRINCIPAL POSITION                         Year        Salary ($)    Bonus ($)(1)    Compensation ($)
---------------------------                         ----        ----------    ---------       ----------------
Thomas F.  Helms, Jr. .........................     1996          $297,462     $134,820         $50,274(2)
     Chief Executive Officer and President          1997           343,172       79,372         37,901 (3)
                                                    1998           441,108      175,000         163,799(4)
David I. Brunson...............................     1996               N/A          N/A                N/A
     Executive Vice President--Finance and          1997           200,099           --         62,253 (5)
     Administration and Chief Financial Officer     1998           333,339      450,000          13,980(6)
Jack Africk (7)................................     1996               N/A          N/A                 --
                                                    1997               N/A          N/A         132,500(8)
                                                    1998           358,013       65,000          19,500(9)
Jeffrey S. Hay (10)............................     1996               N/A          N/A                N/A
                                                    1997           101,060           --                 --
                                                    1998           270,490      197,000          5,660(11)
Jay Martin (12)................................     1996               N/A          N/A         65,433(13)
                                                    1997           195,995           --                 --
                                                    1998           209,969       40,000


----------------------------

(1) Annual bonus compensation reflects the payment in fiscal 1998 of bonuses that had accrued during fiscal 1997.

(2) Includes insurance premiums of $41,738 paid by the Company with respect to term life insurance and contributions by the Company of $4,800 to a defined contribution plan.

(3) Includes insurance premiums of $33,151 paid by the Company with respect to term life insurance and contributions by the Company of $4,750 to a defined contribution plan.

(4) Includes insurance premiums of $34,132 paid by the Company with respect to term life insurance, contributions by the Company of $4,800 to a defined contribution plan, and payment of a $124,867 non-cash bonus in satisfaction of an employee loan.

(5) Includes insurance premiums of $9,180 paid by the Company with respect to term life insurance and a payment of $37,333 pursuant to an employment contract.

(6) Includes insurance premiums of $9,180 paid by the Company with respect to term life insurance and contributions by the Company of $4,800 to a defined contribution plan.

(7) From January to December 1998, Mr. Africk held the positions of President and Chief Operating Officer.

(8) Includes consulting fees of $125,000 and Automobile and Office allowances of $7,500.

(9) Includes $19,500 paid by the Company for Automobile and Office allowances.

(10) From July 1997 to December 1998, Mr. Hay held the positions of Executive Vice President and General Counsel.

(11) Includes insurance premiums of $860 paid by the Company with respect to term life insurance and contributions by the Company of $4,800 to a defined contribution plan.

(12) From January to December 1998, Mr. Martin held the position of Executive Vice President--Governmental Relations and Trade Development.

(13)   Includes consulting fees paid by the Company.


                                  STOCK OPTIONS

         The following table contains information concerning the grant of stock options to the Named Executives during the Company's last fiscal year:

                        OPTION GRANTS IN LAST FISCAL YEAR

                            Shares of       % of Total                   Grant Date
                          Common Stock       Options                   Fair Value of                Grant Date
                           Underlying       Granted to     Exercise       Common                      Present
                             Options       Employees in      Price         Stock        Expiration    Value(2)
   Name                     Granted         Fiscal Year       ($/Sh)      ($/Sh)            Date        ($)
   ----                   ------------     -------------   ----------    -----------    ----------    --------
   Jack Africk               14,962            100           18.19           40         7/28/2012      396,643


(1) See "Employment and Consulting Agreements--Jack Africk" for a description of tax reimbursement provisions contained in the stock option agreements pursuant to which Mr. Africk's options were granted.

(2) The grant date present value was determined as the difference between the grant date fair value of the common stock and the present value of the exercise price over the expected life, assumed to be five years, at a risk free interest rate of 6.0% with no assumed dividend yield.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Thomas F. Helms, Jr. is the sole member of the Company's Administration Committee and was, until October 1997, the sole director of the Board of Directors of NTFC. As such, he performed the equivalent function of a compensation committee for these entities. Mr. Helms's relationship with NTFC, National Tobacco and the Company is set forth under "Board of Directors and Executive Officers." On April 26, 1988 and December 15, 1988, Thomas F. Helms, Jr., President and Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interests in National Tobacco and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp. issued a promissory note to the Company in the aggregate principal amount of $886,900, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686.30 to cover certain income tax liabilities of Helms Management Corp. resulting from the conversion of LLC to a "C" corporation in connection with the Acquisition. Upon execution of the $886,900 note, the prior notes issued by Mr. Helms were cancelled. The current note bears interest at the rate of 6.5% per annum and has a final maturity on March 31, 2003. On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned conversation of LLC. This note bears interest at the rate of 6.5% per annum and has a final maturity on December 31, 2003. As of January 24, 1999, the aggregate amount outstanding under the above notes was approximately $1,036,900.

COMPENSATION OF DIRECTORS

         Generally, directors who do not receive compensation as officers, employees or consultants of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees. In addition to compensation he receives as a consultant, Jack Africk receives additional compensation of $25,000 in his capacity as a member of the Company's Board of Directors. Kim S. Fennebresque also received compensation of $25,000 in his capacity as Chairman of the Company's Audit and Compensation Committees and compensation of $25,000 for his services as an ad hoc member of the Executive Committee.

EMPLOYMENT AND CONSULTING AGREEMENTS

THOMAS F. HELMS, JR.

         Thomas F. Helms, Jr., Chief Executive Officer of the Company, has an employment agreement with the Company (the "Helms Employment Agreement") pursuant to which Mr. Helms is entitled to receive an annual base salary of $350,000 to be reviewed annually, plus a bonus in accordance with the Company's Executive Plan (as defined). In March 1998, the Company's Compensation Committee approved an increase in Mr. Helms annual base salary to $425,000. The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms will receive various other benefits, including life insurance and health, hospitalization, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, except that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I. BRUNSON

         David I. Brunson, Executive Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 (as so amended and restated, the "Brunson Employment Agreement"). Pursuant to the Brunson Employment Agreement, Mr. Brunson is entitled to receive an annual base salary of $330,000 to be reviewed annually, plus a bonus in accordance with the Company's Executive Plan. The Brunson Employment Agreement provides for a term ending on the later of April 30, 2002 or the second anniversary of the date notice of termination is first given, and is terminable at will except with respect to severance. Mr. Brunson received signing and stay bonuses, each in the amount of $300,000, upon the execution of the Brunson Employment Agreement and on February 28, 1999, respectively. In addition, Mr. Brunson will receive various other benefits, including life insurance and medical, disability, pension benefits, club memberships, stock options and reimbursements of certain expenses. The Brunson Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Brunson's employment and for any subsequent period during which severance is paid to Mr. Brunson.

         In the event Mr. Brunson resigns for good reason or is terminated without cause, he is entitled to receive his annual base salary and a pro rated bonus (based on the highest bonus paid to Mr. Brunson during the preceding two years) for the remainder of the term of employment. Any options or shares of restricted stock granted to Mr. Brunson vest in full as of the date of such termination. In addition, Mr. Brunson would also have the option to require the Company to repurchase at fair market value all or a portion of his shares of the Company's common stock. In the event of his termination within twelve months following the occurrence of a change of control of the Company, Mr. Brunson will receive a lump sum cash payment equal to three times the sum of (a) his current annual base salary and (b) the highest bonus paid to Mr. Brunson pursuant to the Executive Plan during the preceding two years. If Mr. Brunson's employment is terminated for any other reason, he will receive his accrued and unpaid salary and bonus to the date of termination.

         Pursuant to a non-qualified stock option agreement, Mr. Brunson was granted options to purchase 30,928 shares of Common Stock of the Company. One-third of these options were vested as of the closing of the Acquisition and one-third of these options will vest on each of the first two anniversaries of the date of his employment, April 23, 1997. In connection with the exercise of such options and subject to certain limitations, including a requirement that Mr. Brunson shall not leave, resign or be terminated for cause, the Company has agreed to pay Mr. Brunson an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

         Mr. Brunson also reached an agreement with Mr. Helms that provided for payment to Mr. Brunson in the event of a sale of substantially all the equity or assets of the Company or upon the occurrence of certain recapitalization transactions, provided he is either an employee at the time payment is due or has been terminated other than for cause no more than eighteen months prior to the time such payment is due. In connection with the negotiation of the Brunson Employment Agreement, Mr. Brunson agreed to relinquish his rights under the foregoing agreement and accept in lieu thereof options to purchase 6,536 shares of the Company's Common Stock from Helms Management Corp. The option is exercisable until April 30, 2013 at an exercise price of $10.00 per share.

JEFFREY S. HAY

         Jeffrey S. Hay resigned as Executive Vice President, General Counsel and Secretary of the Company on December 31, 1998. Prior to his resignation, he entered into an amended and restated employment agreement with the Company on April 30, 1998 (as so amended and restated, the "Hay Employment Agreement"). Pursuant to the Hay Employment Agreement, Mr. Hay received an annual base salary of $275,000, plus a bonus in accordance with the Company's Executive Plan. Effective upon his resignation, the Company's obligation to pay his base salary and bonus ceased, except to the extent accrued and unpaid as of January 15, 1999. The non-compete provision of the Hay Employment Agreement will remain in effect for a period of twelve months following the termination of Mr. Hay's employment and for any subsequent period, if any, during which Mr. Hay is entitled to receive any payment thereunder.

         Pursuant to a non-qualified stock option agreement with the Company, Mr. Hay was granted options to purchase 15,966 shares of Common Stock of the Company. In connection with Mr. Hay's resignation, the Company agreed to extend until July 28, 2012 the exercise period for Mr. Hay's vested options with respect to 8,870 shares, provided that the Company will not be obligated to reimburse Mr. Hay for any tax liability incurred in connection with the exercise of such options. The remaining unvested options with respect to 7,096 shares expired on January 15, 1998 in accordance with the terms of Mr. Hay's non-qualified stock option agreement.

         In connection with the renegotiation of the Hay Employment Agreement, Mr. Hay entered into an agreement with Helms Management Corp. granting him an option to purchase 3,000 shares of the Company's Common Stock from Helms Management Corp. The option is exercisable until April 30, 2013 at an exercise price of $10.00 per share.

JACK AFRICK

         Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company (the "Africk Employment Agreement") effective December 31, 1998, but continues to serve as a member of the Company's Board of Directors and, as described below, as a consultant to the Company. Pursuant to the Africk Employment Agreement, Mr. Africk received an annual base salary of $325,000, plus a bonus in accordance with the Company's Executive Plan. Mr. Africk was not entitled to severance or continuation of benefits in connection with the termination of his employment, other than with respect to the possible reinstatement of his consulting agreement with the Company in the manner described below.

         In June 1997, Mr. Africk entered into a consulting agreement with the Company (the "1997 Consulting Agreement"), pursuant to which Mr. Africk would be entitled to receive an annual consulting fee of $300,000 plus a minimum bonus of

$75,000 per annum in accordance with the Company's existing Bonus Program if certain financial targets were met. Pursuant to the Africk Employment Agreement, all rights and obligations under the 1997 Consulting Agreement were suspended and, effectively, terminated, except in the event of a termination of Mr. Africk's by the Company without cause or by Mr. Africk for good reason (in which case the Africk Consulting Agreement would be reinstated in accordance with its terms from the date of such termination until the later of June 30, 1999 or ninety days following the effective date of such termination). In connection with Mr. Africk's resignation, he and the Company agreed to enter into a new consulting agreement (the "1999 Consulting Agreement") in lieu of reinstatement of the 1997 Consulting Agreement. Pursuant to the 1999 Consulting Agreement, Mr. Africk is to provide consulting services to the Company on an as needed basis during 1999 at the rate of $75,000 per annum. The 1999 Consulting Agreement is subject to annual renewals on 90 days notice.

         Pursuant to a non-qualified stock option agreement, Mr. Africk was granted options to purchase 14,962 shares of Common Stock of the Company, all of which were vested in full as of December 31, 1998. In connection with Mr. Africk's resignation, the Company agreed to extend the exercise period for these options until their expiration date on July 28, 2012. The Company also agreed that, as had been previously provided in the Africk Employment Agreement, the Company would pay Mr. Africk an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

JAY MARTIN

         Jay Martin, Executive Vice President and Chief Operating Officer of the Company, had an employment agreement with the Company (the "Martin Employment Agreement") that expired on December 31, 1998. The Company determined not to renew the agreement, but Mr. Martin has continued his employment with the Company as an employee at will. The Martin Employment Agreement included confidentiality and non-compete provisions extending twelve months from and after the termination of Mr. Martin's employment.

RETIREMENT PLAN

         The table below illustrates the approximate amounts of annual normal retirement benefits payable under the Company's Retirement Plan (as defined herein).

                                                             Annual Benefits at Retirement with
                     Average                                     Years of Credited Service(a)
                  Compensation         10             15              20             25             30              35
                  ------------     ----------     ----------      ----------     ----------     ----------      -----------
                    $125,000        $ 15,000       $ 22,500        $ 30,000       $ 37,500       $ 45,000        $ 52,500
                     150,000          18,000         27,000          36,000         45,000         54,000          63,000
                     175,000          21,000         31,500          42,000         52,500         63,000          73,500
                     200,000          24,000         36,000          48,000         60,000         72,000          84,000
                     225,000          27,000         40,500          54,000         67,500         81,000          94,500
                     250,000          30,000         45,000          60,000         75,000         90,000         105,000
                     300,000          36,000         54,000          72,000         90,000        108,000         126,000
                     400,000          48,000         72,000          96,000        120,000        144,000         168,000
                     450,000          54,000         81,000         108,000        135,000        162,000         189,000
                     500,000          60,000         90,000         120,000        150,000        180,000         210,000


------------------------------
(a) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.

         The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

         A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executives (other than Messrs. Africk and Hay) are as follows: Thomas F. Helms, Jr., 11 years; and David I. Brunson, 1 year.

BONUS PLANS

         In March 1998, the Compensation Committee of the Company's Board of Directors adopted the 1998 Executive Committee Bonus Plan (the "Executive Plan"), the 1998 Management Bonus Plan (the "Management Plan") and the 1998 Discretionary Bonus Plan (the "Discretionary Plan"). The Executive Plan provides members of the Company's Executive Committee with the opportunity to receive bonus pay based on the Company's annual EBITDA performance, subject to the Management Committee's right, acting on advice of the Compensation Committee, to make discretionary bonus payments to one or more participants in the Executive Plan. The Management Plan provides certain members of senior management with the opportunity to receive bonus pay based on the Company's annual EBITDA performance as well as individual performance of participants, subject to the Executive Committee's right, acting on advice of the Compensation Committee, to make discretionary bonus payments. Under the Discretionary Bonus Plan, the Executive Committee may provide discretionary bonus payments to employees who are not participants in any other bonus plan established by the Company based on individual levels of performance.

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

Awards

         The Company has granted options to purchase 30,928, 15,966 and 14,962 shares of Common Stock to David I. Brunson, Jeffrey S. Hay and Jack Africk, respectively. Two-thirds of the options granted to Mr. Brunson were vested as of April 23, 1998 and one-third of these options will vest on April 23, 1999. Upon Mr. Hay's resignation, options with respect to 8,870 shares had vested and the remaining unvested options were forfeited in accordance with Mr. Hay's stock option agreement. As of December 31, 1998, all of Mr. Africk's options were fully vested.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information regarding the beneficial ownership of Common Stock as of February 28, 1998 by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each Director and Named Executives of the Company and (iii) all Directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner's address is c/o North Atlantic Trading Company, Inc., 257 Park Avenue South, 7th Floor, New York, New York 10010-7304.

                                                                                          Percent Owned(a)
                                                                                ----------------------------------
                                                                                 Before Exercise    After Exercise
           Beneficial Owner                               Number of Shares         of Warrants        of Warrants
           ----------------                               ----------------       -------------      -------------
           Thomas F. Helms, Jr. (b)(c)...............          462,636                 87.6%              78.2%
               Helms Management Corp.
           David I. Brunson(d).......................          309,478                 55.4               49.7
           Jeffrey S. Hay(e).........................           15,246                  2.8                2.5
           Maurice R. Langston(b)....................           37,038                  7.0                6.3
               Langston Enterprises, Inc.
           Alan R. Minsterketter(b)..................           27,613                  5.2                4.7
               Alan M. Inc.
           Kim S. Fennebresque.......................           20,000                  3.8                3.4
               Ivory Capital
           Clifford D. Ray(b)........................           17,728                  3.4                3.0
               C.D. Ray, Inc.
           Jay Martin(b).............................           12,137                  2.3                2.1
               J. Martin Associates, Inc.
           Jack Africk(f)............................           21,212                  3.9                3.5
           Arnold Sheiffer...........................           11,225                  2.1                1.9
           Chris Kounnas(b)..........................           10,002                  1.9                1.7
               CNK Enterprises, Inc.
           Herbert Morris(b).........................           37,990                  7.2                6.4
               Flowing Velvet Productions, Inc.
               3 Points of View
               Warwick, New York 10990
           DIRECTORS AND EXECUTIVE OFFICERS
               AS A GROUP (11 PERSONS) (C) (D) (E) (F)         549,747                 94.3%              85.0%

------------------------------
(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants to purchase an aggregate of 63,490 shares at an exercise price of $.01 per share is exercised and, in the column entitled "After Exercise of Warrants," that all of such warrants will be exercised.

(b) Reflects shares held by the corporation listed below the name of such natural person. Such natural person owns all of the issued and outstanding shares of capital stock of the corporation listed below the name of such natural person.

(c) Helms Management Corp. owns 276,300 shares of voting Common Stock, which represents approximately 52.3% of the outstanding shares assuming that none of the outstanding warrants are exercised, or 46.7% of the outstanding shares that all such warrants are exercised. The 276,300 shares owned by Helms Management Corp. are subject to a voting trust agreement pursuant to which Mr. Helms and David I. Brunson exercise certain voting powers and which may result in each of them being deemed a beneficial owner of such shares. See "Voting Trust Agreement." Because of Mr. Helms' ability to vote an additional 148,346 shares of Common Stock held by members of the Company's management in respect of the election of the Company's directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "Stockholders' Agreement." In addition, Mr. Helms may be deemed the beneficial owner of 37,990 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Productions, Inc. See "Voting Agreement."

(d) Includes 30,928 shares subject to currently exercisable stock options and 276,300 shares owned by Helms Management Corp. that are subject to a voting trust agreement pursuant to which Mr. Brunson exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "Voting Trust Agreement." In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.

(e) Includes 8,870 shares subject to currently exercisable stock options and 1,126 shares over which Mr. Hay has voting power. In addition, Mr. Hay has the right to acquire 3,000 shares currently owned by Helms Management Corp.

(f)  Includes 14,962 shares subject to currently exercisable stock options.

STOCKHOLDERS' AGREEMENT

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

VOTING TRUST AGREEMENT

         Thomas F. Helms, Jr. and David I. Brunson are voting trustees under a Voting Trust Agreement with Helms Management Corp. Helms Management Corp. owns 276,300 shares of Common Stock in the Company, all of which are subject to the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, the voting trustees have the power to vote the shares owned by HMC in connection with the election of directors and any other matters. The holder of the voting trust certificate may remove at any time any of the voting trustees and replace any of them with a successor. As voting trustees under the Voting Trust Agreement, Messrs. Helms and Brunson are entitled to three votes and one vote, respectively. Unless terminated by the certificate holder, the Voting Trust Agreement will terminate on December 17, 2012.

VOTING AGREEMENT

         Helms Management Corp. and Flowing Velvet Products, Inc. ("Flowing Velvet") are parties to a voting agreement, setting forth among other things the agreement by Flowing Velvet to vote in all matters submitted to a vote of Stockholders in such manner as Flowing Velvet may be directed by Thomas F. Helms, Jr., the President of Helms Management Corp.

Item 13.     Certain Relationships and Related Transactions

         On March 24, 1998, each of Messrs. Brunson and Hay purchased 2,250 shares of Common Stock from the Company at a price of $40 per share. As part of the purchase price, Messrs. Brunson and Hay issued separate notes to the Company, each in the aggregate principal amount of $60,000. The notes bear interest at 6.5% per annum and have a final maturity on March 31, 2003.

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

                           The following consolidated financial statements of
North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                          INDEX TO FINANCIAL STATEMENTS

NORTH ATLANTIC TRADING COMPANY, INC.                                                                     PAGE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants.............................................................           F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997..................................           F-2
Consolidated Statements of Operations for the
     years ended December 31, 1998 and 1997 and the periods May 17, 1996
     to December 31, 1996 and January 1, 1996 to May 16, 1996.................................           F-3
Consolidated Statements of Cash Flows for the
     years ended December 31, 1998 and 1997 and  the periods May 17, 1996
     to December 31, 1996 and January 1, 1996 to May 16, 1996.................................           F-5
Consolidated Statements of Changes in Stockholders' Deficit for the
     years ended December 31, 1998 and 1997 and the periods May 17, 1996
     to December 31, 1996 and January 1, 1996 to May 16, 1996,................................           F-6
Notes to Consolidated Financial Statements....................................................           F-7


         2. Financial Statement Schedules:

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         3. See the accompanying Index to Exhibits which precedes the Exhibits filed with this Form 10-K.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                          DESCRIPTION
------                                                          -----------
3.1(a)           Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed
                 February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a)(i) the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b)           Certificate of Incorporation of North Atlantic Operating Company, Inc., filed June 9 1997
                 (incorporated herein by reference to Exhibit 3.1(b)(i) to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1997).

3.1(c)           Certificate of Amendment of Certificate of Incorporation of North Atlantic Operating Company,
                 Inc., filed June 17, 1997 (incorporated herein by reference to Exhibit 3.1(b)(ii) to
                 Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the
                 Commission on September 3, 1997).

3.1(d)           Restated Certificate of Incorporation of National Tobacco Finance Corporation, filed
                 April 24, 1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

3.1(e)           Amended and Restated Certificate of Limited Partnership of National Tobacco Company, L.P.,
                 filed May 17, 1996 (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

3.1(f)           Certificate of Incorporation of International Flavors and Technology, Inc., filed August 7,
                 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual Report
                 on Form 10-K for the fiscal year ended December 31, 1997).

3.1(g)           Certificate of Amendment of Certificate of Incorporation of International Flavors and
                 Technology, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit
                 3.1(e)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

3.2(a)           Amended and Restated Bylaws of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(b)           Bylaws of North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit
                 3.2(b) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).


3.2(c)           Bylaws of National Tobacco Finance Corporation  (incorporated herein by reference to Exhibit
                 3.2(c) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2(d)           Third Amended and Restated Agreement of Limited Partnership of National Tobacco Company,
                 L.P., effective May 17, 1996 (incorporated herein by reference to Exhibit 3.2(d)(i) to
                 Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the
                 Commission on September 3, 1997).

3.2 (e)          Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of National
                 Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit
                 3.2(d)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4
                 filed with the Commission on September 3, 1997).

3.2(f)           Bylaws of International Flavors and Technology, Inc. (incorporated herein by reference to
                 Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

3.3              Certificate of Designation of 12% Senior Exchange Payment-In-Kind Preferred Stock of North
                 Atlantic Trading Company, Inc., filed July 22, 1997 (incorporated herein by reference to
                 Exhibit 3.3(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4
                 filed with the Commission on September 3, 1997).

4.1              Indenture, dated as of June 25, 1997, among North Atlantic Trading Company, Inc., as issuer,
                 National Tobacco Company, L.P., North Atlantic Operating Company, Inc. and National Tobacco
                 Finance Corporation, as guarantors, and United States Trust Company of New York, as trustee
                 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement
                 (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

4.2              First Supplemental Indenture, dated as of February 26, 1998, among North Atlantic Trading
                 Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation,
                 International Flavors and Technology, Inc. and The United States Trust Company of New York
                 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1997).

9.1              Exchange and Stockholders' Agreement, dated as of June 25, 1997, by and between North
                 Atlantic Trading Company, Inc. and those stockholders signatory thereto (incorporated herein by reference to Exhibit 9 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931)
                 on Form S-4 filed with the Commission on September 3, 1997).


9.2              Voting Trust Agreement, dated as of December 17, 1997, among Thomas F. Helms, Jr., David I.
                 Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1997).

10.1             Third Amended and Restated Purchasing and Processing Agreement, dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania
                 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2+            Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware
                 corporation and predecessor to North Atlantic Operating Company, Inc. [United States]
                 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.3+            Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware
                 corporation and predecessor to North Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No.
                 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.4+            Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware
                 corporation and predecessor to North Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No.
                 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.5+            Restated Amendment, dated as of June 25, 1997, between Bollore Technologies, S.A. and North
                 Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.5 to
                 Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the
                 Commission on September 3, 1997).

10.6             Warrant Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc.
                 and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931)
                 on Form S-4 filed with the Commission on September 3, 1997).


10.7++           1997 Share Incentive Plan of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931)
                 on Form S-4 filed with the Commission on September 3, 1997).

10.8++           Employment Agreement, dated May 17, 1996, between North Atlantic Trading Company, Inc. and
                 Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.9 ++          Employment Agreement, dated April 14, 1997, between National Tobacco Company, Inc. and David
                 I. Brunson (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.10++          Letter Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson
                 (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11++          Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic
                 Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit
                 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12++          Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option
                 Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David
                 I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.13++          Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement,
                 dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson
                 (incorporated herein by reference to Exhibit 10.18(e) to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1997).

10.14++          Employment Agreement, dated January 1, 1997, between North Atlantic Trading Company, Inc. and
                 Jay Martin (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).


10.15++          Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc.
                 and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.16            Credit Agreement, dated as of June 25, 1997, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein, Gleacher NatWest, Inc., as arranging agent, and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form
                 S-4 filed with the Commission on September 3, 1997).

10.17            Subsidiary Guaranty, dated as of June 25, 1997, made by North Atlantic Operating Company,
                 Inc., National Tobacco Finance Corporation, and National Tobacco Company, L.P. in favor of
                 National Westminster Bank plc, as administrative agent for certain lending institutions
                 (incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.18            Security Agreement, dated as of June 25, 1997, among North Atlantic Trading Company, Inc.,
                 North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, National
                 Tobacco Company, L.P., and National Westminster Bank plc, as collateral agent for certain secured creditors (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.19            Pledge Agreement, dated as of June 25, 1997, made by North Atlantic Trading Company, Inc.,
                 North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, and National
                 Tobacco Company, L.P., in favor of National Westminster Bank plc, as collateral agent for certain secured creditors (incorporated herein by reference to Exhibit 10.24 to Amendment
                 No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.20++          National Tobacco Company Management Bonus Program (incorporated herein by reference to
                 Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4
                 filed with the Commission on September 3, 1997).

10.21++          Amended and Restated Nonqualified Stock Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).


10.22++          Employment Agreement, dated as of July 28, 1997, between North Atlantic Trading Company, Inc.
                 and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.27 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.23++          Amended and Restated Nonqualified Stock Option Agreement, dated as of January 12, 1998, between North Atlantic Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.24++          Employment Agreement, dated as of December 15, 1997, between North Atlantic Trading Company,
                 Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.29 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.25++          Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company,
                 L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit
                 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1997).

10.26+           Amendment, dated October 27, 1997, to Amended and Restated Distribution and License
                 Agreements, between Bollore and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.27            Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco
                 Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to
                 Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

10.28++          Separation Agreement, dated as of October 29, 1997, among National Tobacco Company, L.P.,
                 North Atlantic Trading Company, Inc. and Maurice Langston (incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

10.29++          First Amendment to Separation Agreement, dated as of January 30, 1998, among National Tobacco
                 Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston (incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.30++          Consulting Agreement, dated as of October 29, 1997, between National Tobacco Company, L.P.
                 and Maurice Langston (incorporated herein by reference to Exhibit 10.35 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).


10.31++          Release Agreement, dated as of October 29, 1997, among National Tobacco Company, L.P., North
                 Atlantic Trading Company, Inc. And Maurice Langston (incorporated herein by reference to
                 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

10.32++          North Atlantic Trading Company, Inc. 1998 Executive Committee Bonus Plan (incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.33++          North Atlantic Trading Company, Inc. 1998 Management Bonus Plan (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.34            Amendment to Credit Agreement, dated as of  June 5, 1998, among North Atlantic Trading
                 Company, Inc., the various lending institutions referenced therein, and National  Westminster
                 Bank plc, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.35++          Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic
                 Trading Company, Inc. And David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.36++          Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic
                 Trading Company, Inc. and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.37++          Amendment No. 1, dated as of April 30, 1998, to the Amended and Restated Nonqualified Stock
                 Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc.
                 And Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.4 to the Registrant's
                 Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.38            Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson
                 (incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on 10-Q for the
                 fiscal quarter ended June 30, 1998).

10.39            Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to Jeffrey S. Hay
                 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on 10-Q for the
                 fiscal quarter ended June 30, 1998).


10.40            Promissory Note, dated April 14, 1998, issued by Helms Management Corp. in favor of North
                 Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.7 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.41            Amendment, dated as of February 1, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.39 to the Registrant's
                 Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.42            Consent, dated as of March 12, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on 10-Q
                 for the fiscal quarter ended March 31, 1998).

10.43            Securities Redemption Agreement, dated as of March 24, 1998, between North Atlantic Trading
                 Company, Inc., Langston Enterprises, Inc. and Maurice Langston (incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on 10-Q for the fiscal quarter ended
                 March 31, 1998).

10.44            Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company,
                 Inc. and David I. Brunson (incorporated herein by reference to Exhibit--10.42 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.45            Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company,
                 Inc. and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.43 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.46            Promissory Note, dated March 24, 1998, issued by David I. Brunson in favor of North Atlantic
                 Trading Company, Inc. (incorporated herein by reference to Exhibit 10.44 to the Registrant's
                 Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.47            Promissory Note, dated March 24, 1998, issued by Jeffrey S. Hay in favor of North Atlantic
                 Trading Company, Inc. (incorporated herein by reference to Exhibit 10.45 to the Registrant's
                 Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

10.48            Promissory Note, dated April 14, 1998, issued by Helms Management Corp. in favor of North
                 Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.7 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

21               Subsidiaries of North Atlantic Trading Company, Inc.

27               Financial Data Schedules.


         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT.

         Subsequent to the filing of this Annual Report, copies thereof will be sent to the holders of the Registrant's senior notes and preferred stock. No proxy material will be sent to the Company's security holders.


-----------------------------

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

Date: March 31, 1999             NORTH ATLANTIC TRADING COMPANY, INC.

                                 By: /s/ Thomas F. Helms, Jr.
                                     ------------------------------------------
                                     Thomas F. Helms, Jr.
                                     Chairman and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                       DATE

/s/ Thomas F. Helms, Jr.        Chairman of the Board             March 31, 1999
----------------------------    and Chief Executive Officer
Thomas F. Helms, Jr.            (Principal Executive Officer)


/s/ David I. Brunson            Director, Executive Vice          March 31, 1999
----------------------------    President Finance and
David I. Brunson                Administration, Chief Financial
                                Officer (Principal Financial and
                                Accounting Officer)


/s/ Jack Africk                 Director                          March 31, 1999
----------------------------
Jack Africk


/s/ Kim S. Fennebresque         Director                          March 31, 1999
----------------------------
Kim S. Fennebresque


/s/ Arnold Sheiffer             Director                          March 31, 1999
----------------------------
Arnold Sheiffer

                                  EXHIBIT INDEX

                                       TO

                      NORTH ATLANTIC TRADING COMPANY, INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED December 31, 1998

EXHIBIT
NUMBER                                                          DESCRIPTION
------                                                          -----------
3.1(a)           Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed
                 February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a)(i) the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b)           Certificate of Incorporation of North Atlantic Operating Company, Inc., filed June 9 1997
                 (incorporated herein by reference to Exhibit 3.1(b)(i) to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1997).

3.1(c)           Certificate of Amendment of Certificate of Incorporation of North Atlantic Operating Company,
                 Inc., filed June 17, 1997 (incorporated herein by reference to Exhibit 3.1(b)(ii) to
                 Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the
                 Commission on September 3, 1997).

3.1(d)           Restated Certificate of Incorporation of National Tobacco Finance Corporation, filed
                 April 24, 1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

3.1(e)           Amended and Restated Certificate of Limited Partnership of National Tobacco Company, L.P.,
                 filed May 17, 1996 (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

3.1(f)           Certificate of Incorporation of International Flavors and Technology, Inc., filed August 7,
                 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual Report
                 on Form 10-K for the fiscal year ended December 31, 1997).

3.1(g)           Certificate of Amendment of Certificate of Incorporation of International Flavors and
                 Technology, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit
                 3.1(e)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).


3.2(a)           Amended and Restated Bylaws of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(b)           Bylaws of North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit
                 3.2(b) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2(c)           Bylaws of National Tobacco Finance Corporation  (incorporated herein by reference to Exhibit
                 3.2(c) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2(d)           Third Amended and Restated Agreement of Limited Partnership of National Tobacco Company,
                 L.P., effective May 17, 1996 (incorporated herein by reference to Exhibit 3.2(d)(i) to
                 Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the
                 Commission on September 3, 1997).

3.2 (e)          Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of National
                 Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit
                 3.2(d)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4
                 filed with the Commission on September 3, 1997).

3.2(f)           Bylaws of International Flavors and Technology, Inc. (incorporated herein by reference to
                 Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

3.3              Certificate of Designation of 12% Senior Exchange Payment-In-Kind Preferred Stock of North
                 Atlantic Trading Company, Inc., filed July 22, 1997 (incorporated herein by reference to
                 Exhibit 3.3(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4
                 filed with the Commission on September 3, 1997).

4.1              Indenture, dated as of June 25, 1997, among North Atlantic Trading Company, Inc., as issuer,
                 National Tobacco Company, L.P., North Atlantic Operating Company, Inc. and National Tobacco
                 Finance Corporation, as guarantors, and United States Trust Company of New York, as trustee
                 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement
                 (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

4.2              First Supplemental Indenture, dated as of February 26, 1998, among North Atlantic Trading
                 Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation,
                 International Flavors and Technology, Inc. and The United States Trust Company of New York
                 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1997).


9.1              Exchange and Stockholders' Agreement, dated as of June 25, 1997, by and between North
                 Atlantic Trading Company, Inc. and those stockholders signatory thereto (incorporated herein by reference to Exhibit 9 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931)
                 on Form S-4 filed with the Commission on September 3, 1997).

9.2              Voting Trust Agreement, dated as of December 17, 1997, among Thomas F. Helms, Jr., David I.
                 Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1997).

10.1             Third Amended and Restated Purchasing and Processing Agreement, dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania
                 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2+            Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware
                 corporation and predecessor to North Atlantic Operating Company, Inc. [United States]
                 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.3+            Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware
                 corporation and predecessor to North Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No.
                 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.4+            Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware
                 corporation and predecessor to North Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No.
                 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.5+            Restated Amendment, dated as of June 25, 1997, between Bollore Technologies, S.A. and North
                 Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.5 to
                 Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the
                 Commission on September 3, 1997).


10.6             Warrant Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc.
                 and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931)
                 on Form S-4 filed with the Commission on September 3, 1997).

10.7++           1997 Share Incentive Plan of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931)
                 on Form S-4 filed with the Commission on September 3, 1997).

10.8++           Employment Agreement, dated May 17, 1996, between North Atlantic Trading Company, Inc. and
                 Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.9 ++          Employment Agreement, dated April 14, 1997, between National Tobacco Company, Inc. and David
                 I. Brunson (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.10++          Letter Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson
                 (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11++          Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic
                 Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit
                 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12++          Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option
                 Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David
                 I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.13++          Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement,
                 dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson
                 (incorporated herein by reference to Exhibit 10.18(e) to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1997).



10.14++          Employment Agreement, dated January 1, 1997, between North Atlantic Trading Company, Inc. and
                 Jay Martin (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.15++          Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc.
                 and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.16            Credit Agreement, dated as of June 25, 1997, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein, Gleacher NatWest, Inc., as arranging agent, and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form
                 S-4 filed with the Commission on September 3, 1997).

10.17            Subsidiary Guaranty, dated as of June 25, 1997, made by North Atlantic Operating Company,
                 Inc., National Tobacco Finance Corporation, and National Tobacco Company, L.P. in favor of
                 National Westminster Bank plc, as administrative agent for certain lending institutions
                 (incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to Registration
                 Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.18            Security Agreement, dated as of June 25, 1997, among North Atlantic Trading Company, Inc.,
                 North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, National
                 Tobacco Company, L.P., and National Westminster Bank plc, as collateral agent for certain secured creditors (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to
                 Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.19            Pledge Agreement, dated as of June 25, 1997, made by North Atlantic Trading Company, Inc.,
                 North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, and National
                 Tobacco Company, L.P., in favor of National Westminster Bank plc, as collateral agent for certain secured creditors (incorporated herein by reference to Exhibit 10.24 to Amendment
                 No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                 September 3, 1997).

10.20++          National Tobacco Company Management Bonus Program (incorporated herein by reference to
                 Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4
                 filed with the Commission on September 3, 1997).


10.21++          Amended and Restated Nonqualified Stock Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc. and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.22++          Employment Agreement, dated as of July 28, 1997, between North Atlantic Trading Company, Inc.
                 and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.27 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.23++          Amended and Restated Nonqualified Stock Option Agreement, dated as of January 12, 1998, between North Atlantic Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.24++          Employment Agreement, dated as of December 15, 1997, between North Atlantic Trading Company,
                 Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.29 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.25++          Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company,
                 L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit
                 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1997).

10.26+           Amendment, dated October 27, 1997, to Amended and Restated Distribution and License
                 Agreements, between Bollore and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.27            Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco
                 Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to
                 Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

10.28++          Separation Agreement, dated as of October 29, 1997, among National Tobacco Company, L.P.,
                 North Atlantic Trading Company, Inc. and Maurice Langston (incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

10.29++          First Amendment to Separation Agreement, dated as of January 30, 1998, among National Tobacco
                 Company, L.P., North Atlantic Trading Company, Inc. and Maurice Langston (incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).


10.30++          Consulting Agreement, dated as of October 29, 1997, between National Tobacco Company, L.P.
                 and Maurice Langston (incorporated herein by reference to Exhibit 10.35 to the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.31++          Release Agreement, dated as of October 29, 1997, among National Tobacco Company, L.P., North
                 Atlantic Trading Company, Inc. And Maurice Langston (incorporated herein by reference to
                 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997).

10.32++          North Atlantic Trading Company, Inc. 1998 Executive Committee Bonus Plan (incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.33++          North Atlantic Trading Company, Inc. 1998 Management Bonus Plan (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.34            Amendment to Credit Agreement, dated as of  June 5, 1998, among North Atlantic Trading
                 Company, Inc., the various lending institutions referenced therein, and National  Westminster
                 Bank plc, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.35++          Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic
                 Trading Company, Inc. And David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.36++          Amended and Restated Employment Agreement, dated as of April 30, 1998, between North Atlantic
                 Trading Company, Inc. and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.37++          Amendment No. 1, dated as of April 30, 1998, to the Amended and Restated Nonqualified Stock
                 Option Agreement, dated as of December 31, 1997, between North Atlantic Trading Company, Inc.
                 And Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.4 to the Registrant's
                 Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.38            Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson
                 (incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on 10-Q for the
                 fiscal quarter ended June 30, 1998).


10.39            Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to Jeffrey S. Hay
                 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on 10-Q for the
                 fiscal quarter ended June 30, 1998).

10.40            Promissory Note, dated April 14, 1998, issued by Helms Management Corp. in favor of North
                 Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.7 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.41            Amendment, dated as of February 1, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.39 to the Registrant's
                 Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.42            Consent, dated as of March 12, 1998, among North Atlantic Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on 10-Q
                 for the fiscal quarter ended March 31, 1998).

10.43            Securities Redemption Agreement, dated as of March 24, 1998, between North Atlantic Trading
                 Company, Inc., Langston Enterprises, Inc. and Maurice Langston (incorporated herein by reference to Exhibit 10.41 to the Registrant's Report on 10-Q for the fiscal quarter ended
                 March 31, 1998).

10.44            Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company,
                 Inc. and David I. Brunson (incorporated herein by reference to Exhibit--10.42 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.45            Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company,
                 Inc. and Jeffrey S. Hay (incorporated herein by reference to Exhibit 10.43 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.46            Promissory Note, dated March 24, 1998, issued by David I. Brunson in favor of North Atlantic
                 Trading Company, Inc. (incorporated herein by reference to Exhibit 10.44 to the Registrant's
                 Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.47            Promissory Note, dated March 24, 1998, issued by Jeffrey S. Hay in favor of North Atlantic
                 Trading Company, Inc. (incorporated herein by reference to Exhibit 10.45 to the Registrant's
                 Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

10.48            Promissory Note, dated April 14, 1998, issued by Helms Management Corp. in favor of North
                 Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.7 to the
                 Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

21               Subsidiaries of North Atlantic Trading Company, Inc.


27               Financial Data Schedules.



-----------------------------

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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit present fairly, in all material respects, the financial position of North Atlantic Trading Company, Inc. and Subsidiaries (the Company) at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the period from May 17, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. Additionally, the accompanying statements of operations, cash flows, and changes in stockholders' deficit present fairly, in all material respects, the results of operations and cash flows of National Tobacco Company, L.P. (the Predecessor) for the period from January 1, 1996 to May 16, 1996. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







February 3, 1999

North Atlantic Trading Company, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1998 and 1997
(dollars in thousands except share data)

                                  ASSETS                                   1998                   1997
                                                                    -------------------   ---------------------
Cash                                                                      $      2,817           $       4,087
Accounts receivable                                                              5,486                   4,633
Inventories                                                                     58,487                  56,110
Income taxes receivable                                                              -                   5,326
Other current assets                                                             1,274                   1,321
                                                                    -------------------   ---------------------

   Total current assets                                                         68,064                  71,477
   Property, Plant and Equipment, net                                            7,031                   8,251
   Deferred Income Taxes                                                        32,937                  34,091
   Deferred Financing Costs                                                     11,232                  13,506
   Goodwill, net                                                               140,027                 145,517
   Other assets                                                                  1,016                     241
                                                                    -------------------   ---------------------

   Total assets                                                              $ 260,307               $ 273,083
                                                                    ===================   =====================

       LIABILITIES AND STOCKHOLDERS' DEFICIT


Accounts payable                                                                 $ 458                   $ 659
Accrued expenses                                                                 3,696                   5,873
Deferred income taxes                                                            8,903                   6,721
Current portion of notes payable and long-term debt                             12,983                    9375
                                                                    -------------------   ---------------------

   Total current liabilities                                                    26,040                  22,628
   Notes Payable and Long Term Debt                                            202,603                 220,625
   Other Long Term Liabilities                                                   7,700                   7,486
                                                                    -------------------   ---------------------

   Total liabilities                                                           236,343                 250,739
                                                                    -------------------   ---------------------


Preferred stock net of unamortized discount of $1,400 in 1998 and $1,600 in 1997; mandatory redemption value of  $40,500 in 1998 and $36,000
in 1997                                                                         39,332                  34,581
                                                                    -------------------   ---------------------


Common stock, voting, $.01 par value; authorized shares, 750,000;
   issued and outstanding shares, 528,241                                            5                       5
Common stock, nonvoting, $.01 par value; authorized shares, 750,000;
   issued and outstanding shares, -0-                                                -                       -
Additional paid-in capital                                                       9,020                   8,316
Loans to stockholders for stock purchases                                         (247)                   (156)
Accumulated deficit                                                            (24,146)                (20,402)
                                                                    -------------------   ---------------------
   Total stockholders' deficit                                                 (15,368)                (12,237)
                                                                    -------------------   ---------------------

        Total liabilities and stockholders' deficit                          $ 260,307               $ 273,083
                                                                    ===================   =====================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

                                                                  The Company                     The Predecessor
                                                                  -----------                     ---------------
                                               Year Ended      Year Ended        Period from        Period from
                                                December 31,   December 31,       May 17 to         January 1 to
                                                  1998            1997           December 31, 1996  May 16, 1996
                                               ------------    ------------ ---------------------- --------------
Net sales                                         $ 93,081       $  84,430          $  36,126          $  19,810
Cost of sales                                       32,222          27,665             15,407              7,847
                                               ------------    ------------     --------------      -------------

      Gross profit                                  60,859          56,765             20,719             11,963

Selling, general and
      administrative expenses                       26,268          26,959             13,551              8,018
Amortization of goodwill                             5,490           3,213                504                365
                                               ------------    ------------     --------------      -------------

      Operating income                            $ 29,101       $  26,593              6,664           $  3,580

Interest expense and financing costs                24,927          18,361              6,398              2,453
Other income                                            46              34                117                  5
                                               ------------    ------------     --------------      -------------

      Income before income tax
        expense and extraordinary loss               4,220           8,266                383              1,132

Income tax expense (1)                               3,213             852                  -                  -
                                               ------------    ------------     --------------      -------------

      Income before extraordinary loss               1,007           7,414                383              1,132

Extraordinary loss, net of income
    tax benefit of $4,365                                -           7,121                  -                  -
                                               ------------    ------------     --------------      -------------

      Net income                                     1,007             293           $    383           $  1,132
                                                                                ==============      =============

Preferred stock dividends                            4,751           2,268
                                               ------------    ------------

      Net loss applicable to
        common shares                            $  (3,744)      $  (1,975)
                                               ============    ============

Basic earnings per common share:
    Income (loss) before extraordinary loss        $ (7.09)         $ 9.75
    Extraordinary loss                                   -          (13.48)
                                               ------------    ------------

    Net loss                                       $ (7.09)        $ (3.73)
                                               ============    ============

Diluted earnings per common share:
    Income (loss) before extraordinary loss        $ (7.09)         $ 8.42
    Extraordinary loss                                   -          (11.65)
                                               ------------    ------------

    Net loss                                       $ (7.09)        $ (3.23)
                                               ============    ============

Weighted average common shares outstanding:
    Basic                                          528,241         528,241
    Diluted                                        528,241         610,911


(dollars in thousands, except per share amounts)

                                                                               The Company          The Predecessor
                                                                               -----------          ---------------
                                                                                  Period from         Period from
                                                              Year Ended           May 17 to         January 1 to
                                                          December 31, 1997   December 31, 1996       May 16, 1996
                                                          -----------------   -----------------       ------------
Supplemental unaudited financial data:
    Historical income before income taxes
      and extraordinary  loss                                    $   8,266            $     383          $     1,132

Pro forma income tax expense (2)                                       730                  153                  453
                                                            ---------------     ----------------   ------------------

Pro forma income before extraordinary loss                           7,536                  230                  679

Extraordinary loss                                                   7,121                    -                    -
                                                            ---------------     ----------------   ------------------

Pro forma net income                                                   415                  230                  679

Preferred stock dividends                                            2,268                    -                    -
                                                            ---------------     ----------------   ------------------

Pro forma net income (loss) applicable
    to common shares                                            $   (1,853)           $     230           $      679
                                                            ===============     ================   ==================

Pro forma basic earnings per common share:
    Income before extraordinary loss                                $ 9.97
    Extraordinary loss                                              (13.48)
                                                            ---------------

Pro forma net loss                                                 $ (3.51)
                                                            ===============

Pro forma diluted earnings per common share:
    Income before extraordinary loss                                $ 8.62
    Extraordinary loss                                              (11.65)
                                                            ---------------

    Pro forma net loss                                             $ (3.03)
                                                            ===============

(1) The Company and the Predecessor were a limited liability company and partnership, respectively, for federal and state tax purposes through June 25, 1997 and, accordingly, did not incur any federal or state income taxes prior to such date.

(2) Pro forma income taxes have been calculated as if the Company and the Predecessor were taxable entities for the entire periods presented using a statutory tax rate of 40% (34% federal and 6% state).


The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                        The Company                         The Predecessor
                                                                        -----------                         ---------------
                                                                         Year Ended        Period From        Period from
                                                         December 31,    December 31,       May 17 to          Janaury 1 to
                                                             1998           1997        December 31, 1996     May 16, 1996
                                                         -------------- -------------  -------------------  -----------------
Cash flows from operating activities:
    Net income                                               $   1,007      $    293         $    383           $     1,132
    Adjustments to reconcile net income to net
      cash provided by operating activities:
Extraordinary loss, net of income tax benefit of $4,365              -         7,121                -                     -
Depreciation                                                     1,687         1,619            1,034                   454
Amortization of goodwill                                         5,490         3,213              504                   365
Amortization of deferred financing costs
    and debt discount                                            2,274         2,104            1,139                   258
Deferred interest                                                    -             -              555                     -
Preferred interest                                                   -             -              237                     -
Change in accrued pension liabilities                              190           167              128                     -
Change in accrued postretirement liabilities                       502           472               64                   110
Compensation expense                                               819           900                -                     -
Deferred income taxes                                            3,336          (922)               -                     -
Changes in operating assets and liabilities:
    Accounts receivable                                           (853)         (264)              27                  (335)
    Inventories                                                 (2,377)       (1,135)           3,167                  (898)
    Other current assets                                            47         3,565              125                  (641)
    Income tax receivable                                        5,326         1,144                -                     -
    Other assets                                                  (775)          (50)              (2)                   (2)
    Accounts payable                                              (201)          896           (1,388)                1,262
    Borrowings under inventory financing agreement                   -         6,565            5,286                 2,797
    Payments on borrowings under inventory
      financing agreement                                            -       (10,622)          (4,400)               (2,285)
    Accrued expenses and other                                  (2,770)       (2,543)            (181)                 (741)
                                                         -------------- -------------    -------------    ------------------

       Net cash provided by operating activities                13,702        12,523            6,678                 1,476
                                                         -------------- -------------    -------------    ------------------

Cash flows from investing activities:
    Acquisition of business, net of cash acquired
       of $597 and $2,602, respectively                              -      (156,818)         (72,145)                    -
Capital expenditures, net                                         (467)         (704)            (156)                 (144)
                                                         -------------- -------------    ------------- ---------------------

       Net cash used in investing activities                      (467)     (157,522)         (72,301)                 (144)
                                                         -------------- -------------    ------------- ---------------------

Cash flows from financing activities:
    Payments on senior term loans                              (14,414)      (50,750)               -                     -
    Proceeds from term loans                                         -        85,000                -                     -
    Proceeds from senior notes                                       -       155,000                -                     -
    Proceeds from debt associated with the  acquisition,
      net of amount allocated to warrants of $7,895                  -             -           57,556                     -
Payments on revolving loans                                          -        (1,550)            (450)                    -
Proceeds from revolving loans                                        -         1,550                -                     -
Payments on term loans                                               -             -           (4,250)                    -
Payments on subordinated notes payable                               -             -             (205)                    -
Proceeds from working capital loan                                   -             -                -                20,056
Payments on working capital loan                                     -             -                -               (19,022)
Proceeds from subordinated notes payable                             -           576                -                    41
Payments on subordinated notes payable                               -       (21,082)               -                     -
Payments on inventory financing agreements                           -       (12,904)               -                     -
Payments of deferred financing costs                                 -       (13,917)               -                     -
Payment on capital lease                                             -            (9)               -                     -
Payments on other notes payable and long-term debt                   -             -                                 (2,011)
Proceeds from issuance of preferred stock and warrants               -        34,000                -                     -
Proceeds from preferred interest                                     -             -            2,500                     -
Proceeds from warrants                                               -             -            8,195                     -
Redemption of warrants                                               -       (27,000)               -                     -
Increase in preferred interest                                       -           198                -                     -
Redemption of preferred interest                                     -        (2,935)               -                     -
Capital contributions                                                -           712            4,492                     -
Net loans to stockholders for stock purchases                      (91)          (11)              (7)                   (4)
Increase in intangible assets                                        -             -                -                  (341)
                                                         -------------- -------------    -------------    ------------------

       Net cash provided by (used in)
             financing activities                              (14,505)      146,878           67,831                (1,281)
                                                         -------------- -------------    -------------    ------------------

Net increase (decrease) in cash                                 (1,270)        1,879            2,208                    51
Cash, beginning of period                                        4,087         2,208                -                   128
                                                         -------------- -------------    -------------    ------------------

Cash, end of period                                          $   2,817     $   4,087        $   2,208            $      179
                                                         ============== =============    =============    ==================

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                 $  23,126     $  16,730        $   3,140           $     2,013
                                                         ============== =============    =============    ==================

    Cash paid during the period for income taxes               $    75      $    193                -                     -
                                                         ============== =============    =============    ==================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(dollars in thousands)

                                                                                 Loans to                Amount Related
                                          Common    Additional                 Stockholders                to Minimum     Total
                                          Stock,      Paid-In     Contributed   for Stock    Accumulated    Pension    Stockholders'
                                          Voting      Capital        Equity     Purchases      Deficit      Liability     Deficit
                                         ---------  ------------  -----------  -----------  ------------ ------------  -------------
The Predecessor:
    Beginning balance,
      Janaury 1, 1996                           -       $   684    $  10,955     $   (134)     $  9,082     $   (251)      $ 20,336
    Net loans to stockholders for
      stock purchases                           -             -            -           (4)            -            -             (4)
    Net income                                  -             -            -            -         1,132            -          1,132
                                         ---------  ------------  -----------  -----------  ------------ ------------  -------------

    Ending balance, May 16, 1996                -       $   684    $  10,955     $   (138)     $ 10,214     $   (251)      $ 21,464
                                         =========  ============  ===========  ===========  ============ ============  =============

    The Company:
      Beginning balance, May 17, 1996
        (inception)                             -             -                      (138)            -            -       $   (138)
    Equity contributions                        -      $  8,195    $   4,492            -             -            -       $ 12,687
    Net loans to stockholders for
      stock purchases                           -             -            -           (7)            -            -             (7)
    Net income                                  -             -            -            -       $   383            -            383
                                         ---------  ------------  -----------  -----------  ------------ ------------  -------------

    Ending balance,
      December 31, 1996                         -         8,195        4,492         (145)          383            -         12,925
    Distribution to warrant holders             -        (8,195)           -            -       (18,810)           -        (27,005)
    Issuance of common stock in exchange
      for membership interest               $   5         4,492       (4,492)           -             -            -              5
    Issuance of common stock                    -           712            -            -             -            -            712
    Issuance of warrants                        -         2,410            -            -             -            -          2,410
    Compensation expense                        -           702            -            -             -            -            702
    Net loans to stockholders for
      stock purchases                           -             -            -          (11)  -                      -            (11)
    Preferred stock dividend                    -             -            -            -        (2,268)           -         (2,268)
    Net income                                  -             -            -            -           293            -            293
                                         ---------  ------------  -----------  -----------  ------------ ------------  -------------

    Ending balance, December 31, 1997           5         8,316            -         (156)      (20,402)           -        (12,237)
    Compensation expense                        -           704            -            -             -            -            704
    Net loans to stockholders for
      stock purchases                           -             -            -          (91)            -            -            (91)
    Preferred stock dividend                    -             -            -            -        (4,751)           -         (4,751)
    Net income                                  -             -            -            -         1,007            -          1,007
                                         ---------  ------------  -----------  -----------  ------------ ------------  -------------

    Ending balance, December 31, 1998       $   5      $  9,020            -     $   (247)    $ (24,146)           -      $ (15,368)
                                         =========  ============  ===========  ===========  ============ ============  =============


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements



 1.      BASIS OF PRESENTATION:

       North Atlantic Trading Company, Inc. and Subsidiaries (the Company) manufactures and distributes tobacco and related products through its smokeless tobacco and roll-your-own operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy and Havana Blossom brand names. The roll-your-own segment imports and distributes cigarette rolling papers, tobacco and related accessories under the Zig-Zag brand name.

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

       On May 19, 1997, certain members of management and holders of membership interests in the Holding Company formed a corporation named North Atlantic Trading Company, Inc. (the Corporation). On June 25, 1997, the Corporation acquired the membership interests in the Holding Company and the Holding Company transferred all of its assets, including its limited partnership interest in the Partnership, all of the capital stock of the Finance Corporation, and its rights to acquire NATC Holdings USA, Inc.
       (NATC) as described in Note 3. The Corporation then formed North Atlantic Operating Company, Inc. (NAOC), a Delaware corporation and wholly-owned subsidiary of the Corporation. NAOC then exercised its rights to acquire all of the outstanding capital stock of NATC. NATC and its wholly-owned subsidiary were then merged into NAOC.

       As described in Note 9, on June 25, 1997 the Corporation obtained new financing in the form of $155.0 million in 11% Senior Notes due 2004, $34.0 million in 12% Senior Payment-in-Kind (PIK) Preferred Stock, and $85.8 million under a new credit agreement. The proceeds of such financing were used to repay all of the outstanding debt of the Holding Company and the Partnership, finance the acquisition of NATC described in
       Note 3, repay outstanding debt and other assumed liabilities of NATC, and pay the transaction costs associated with the financing and acquisition.

 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       CONSOLIDATION: The consolidated financial statements include the consolidated accounts of the Corporation, the Finance Corporation, the Partnership and NAOC. All intercompany accounts have been eliminated.

       REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon shipment of product to the customer.

       INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

       FIXED ASSETS: Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (4 to 7 years for machinery, equipment and furniture, and 25 years for buildings). Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition of fixed assets, the costs and related accumulated depreciation amounts are relieved and any resulting gain or loss is reflected in operations during the period of disposition.

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

       FINANCIAL INSTRUMENTS: The Company enters into foreign currency forward contracts to hedge its exposure to changes in foreign currency exchange rates on inventory purchase commitments. Gains and losses on these contracts are included in income as the related inventories are sold.

       STOCK-BASED COMPENSATION: The Company accounts for compensation expense related to the stock options described in Note 13 under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

       In the fourth quarter of 1997 the Company changed its method for measuring stock compensation costs from the intrinsic value based method to the fair value based method which is the preferred method under SFAS No. 123. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the market value of the Company's stock at the measurement date over the exercise price. The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted. This change did not have a material effect on the Company's results of operations for 1997 or the results of operations for any interim quarter during 1997.

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

       RISKS AND UNCERTAINTIES, CONTINUED: The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 17, the Partnership was named as a defendant in such a lawsuit. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows or that additional lawsuits will not be brought against the Company.

       Further, in November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General (NAAG), signed two contracts: the Master Settlement Agreement
       (MSA) and the Smokeless Tobacco Master Settlement Agreement (STMSA). To the best of the Company's knowledge, the only industry signatories to the MSA have been cigarette manufacturers and/or distributors and the only signatory to the STMSA has been UST Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims resulting from their litigation asserting various claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the industry signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations. The Company is currently evaluating the settlement agreements but has not decided whether or not it will participate in either settlement. There can be no assurance as to whether entering into one or both settlement agreements or choosing not to do so would have a material adverse effect on the Company's financial position, results of operations or cash flows.


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

       CONCENTRATION OF CREDIT RISK: At December 31, 1998 and 1997, the Company had bank deposits in excess of federally insured limits of approximately $2.9 million and $4.6 million, respectively.

       CONCENTRATION OF CREDIT RISK, CONTINUED: The Company sells its products to distributors and retail establishments throughout the United States. The Company's largest customer accounted for 10.1% and 16.4% of its smokeless tobacco revenues and 8.2% and 12.4% of its roll-your-own revenues in 1998 and 1997, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

       RECLASSIFICATIONS: Certain prior period amounts have been reclassified to conform to current year presentation.


 3.    ACQUISITION:

       On June 25, 1997, NAOC acquired all of the outstanding capital stock of NATC for a purchase price of $162.6 million. This acquisition was accounted for using the purchase method of accounting under which the purchase price was allocated to the net tangible assets, with the excess recorded as goodwill which is being amortized over 25 years. The results of operations of NAOC have been included in the Company's consolidated statement of operations since the date of acquisition.

       Following is the allocation of the purchase price to the fair value of the net assets acquired (in thousands):

         Cash                                                $     2,602
         Accounts receivable                                         836
         Inventory                                                12,956
         Other current assets                                         74
         Income tax receivable                                     6,475
         Deferred income tax assets                               26,457
         Fixed assets                                                131
         Other assets                                                248
         Accounts payable                                           (312)
         Accrued expenses                                         (4,256)
         Deferred income tax liabilities                          (3,052)
         Debt assumed                                           (159,421)
                                                             -----------
                        Amount allocated to goodwill         $  (117,262)
                                                             ===========

       Following are the unaudited pro forma results of operations as if the June 25, 1997 transaction had occurred on January 1, 1996 (in thousands, except per share and share amounts):

                                                                                                Year Ended
                                                                                                December 31,
                                                                                                ------------
                                                                                          1997                1996
                                                                                    -----------------   -----------------
         Net sales                                                                        $  101,936          $  102,075
                                                                                    =================   =================

         Income before extraordinary loss                                                      2,701               3,459
         Extraordinary loss                                                                        -              (7,121)
                                                                                    -----------------   -----------------

         Net income (loss)                                                                     2,701              (3,662)
         Preferred stock dividends                                                             4,513               4,513
                                                                                    -----------------   -----------------

         Net loss applicable to common shares                                             $   (1,812)          $  (8,175)
                                                                                    =================   =================

         Basic and diluted earnings per common share:
            Loss before extraordinary loss per common share                                  $ (3.43)            $ (2.00)
            Extraordinary loss, net, per common share                                              -              (13.48)
                                                                                    -----------------   -----------------

         Net loss per common share                                                           $ (3.43)           $ (15.48)
                                                                                    =================   =================

         Weighted average common shares outstanding:                                         528,241             528,241
            Basic and diluted

       This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 1996, nor is it necessarily indicative of future operating results.



 4.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

          ACCOUNTS RECEIVABLE: The fair value of accounts receivable approximates their carrying value.

          NOTES PAYABLE AND LONG-TERM DEBT: The fair value of the notes payable and long-term debt approximates their carrying value.

 5.    INVENTORIES:

       The reduction of LIFO inventory quantities (decreased) increased net income of the Company by approximately $(0.2 million) and $1.5 million for the year ended December 31, 1997 and the period May 17, 1996 to December 31, 1996, respectively.

       The components of inventories at December 31 are as follows (in thousands):

                                                                                  1998                  1997
                                                                            ------------------   -------------------
         Raw materials and work in process                                          $   1,960            $    1,492
         Leaf tobacco                                                                  19,679                18,598
         Finished goods - tobacco                                                       3,074                 2,955
         Finished goods - cigarette papers                                              6,470                 4,948
         Other                                                                            381                   291
                                                                            ------------------   -------------------

                                                                                       31,564                28,284
         LIFO reserve                                                                  26,923                27,826
                                                                            ------------------   -------------------

                                                                                   $   58,487            $   56,110
                                                                            ==================   ===================


       The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.


 6.      PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment at December 31 consists of (in thousands):


                                                                               1998                  1997
                                                                        --------------------   ------------------

        Land                                                                       $    654                  654
        Buildings and improvements                                                    3,338                3,211
        Machinery and equipment                                                       5,470                5,319
        Furniture and fixtures                                                        1,909                1,720
                                                                        --------------------   ------------------

                                                                                     11,371               10,904

        Accumulated depreciation                                                     (4,340)               2,653
                                                                        --------------------   ------------------

                                                                                  $   7,031            $   8,251
                                                                        ====================   ==================

 7.    GOODWILL:

       Goodwill at December 31 consists of (in thousands):

                                                                                        1998                  1997
                                                                                  ------------------    -----------------
        Partnership goodwill, net of accumulated amortization of $2,106
         and $1,307 at December 31, 1998 and 1997, respectively                          $   29,846            $  30,645

        NAOC goodwill, net of accumulated amortization of $7,081
         and $2,390 at December 31, 1998 and 1997, respectively                             110,181              114,872
                                                                                  ------------------    -----------------

                                                                                         $  140,027              145,517
                                                                                  ==================    =================

 8.      DEFERRED FINANCING COSTS:

       Deferred financing costs at December 31 consist of (in thousands):

                                                                                                 1998            1997
                                                                                             ------------    ------------
        Deferred financing costs, net of accumulated amortization of
           $3,408 and $1,134 at December 31, 1998 and 1997,
           respectively                                                                          $11,232         $13,506
                                                                                             ============    ============

 9.      NOTES PAYABLE AND LONG-TERM DEBT:

       Notes payable and long-term debt at December 31 consists of (in thousands):

                                                                              1998                 1997
                                                                       -----------------    -----------------
       Senior notes                                                          $  155,000           $  155,000
       Term borrowings under credit agreement                                    60,586               75,000
                                                                       -----------------    -----------------

                                                                                215,586              230,000
       Less current portion                                                      12,983                9,375
                                                                       -----------------    -----------------

                                                                             $  202,603           $  220,625
                                                                       =================    =================

       On June 25, 1997, the Corporation issued $155.0 million of 11% Senior Notes due 2004 (the Notes). The Notes are unsecured senior obligations of the Corporation which mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

       The Notes have no mandatory redemption requirements; however, they are redeemable at the option of the Corporation at a redemption price of 105.5%, 102.75%, or 100.0%, plus accrued interest, on or after June 15, 2001, 2002, and 2003 and thereafter, respectively. In addition, in the event of a change in control of the Corporation, as defined, the holders have the right to require the Corporation to repurchase the Notes at a purchase price of 101.0% plus accrued interest.

       On June 25, 1997, the Corporation entered into a credit agreement (the Credit Agreement) with a lender which provided borrowings of $85.0 million under a term facility and a revolver with available credit of up to $25 million, including a letter of credit sublimit of $10.0 million. The borrowings under the term facility are subject to quarterly principal payments over the five-year period through the maturity date of June 25, 2002, while the revolver may be repaid and reborrowed as necessary, with any unpaid amounts due and payable upon its termination date of June 25, 2002.

       Borrowings under the term facility and revolver bear interest per annum at variable rates based on prime, federal funds or LIBOR rates at the Corporation's option. The interest rate on borrowings under the term facility ranged from 8.12% to 8.75% at December 31, 1998. In addition, the Corporation must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

       The Notes and the Credit Agreement include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Credit Agreement also includes covenants which require the Corporation to meet certain financial tests, including minimum interest coverage, maximum leverage ratio, fixed charges coverage and minimum earnings before interest, taxes, depreciation and amortization.

       Scheduled maturities (exclusive of future mandatory prepayments, if any) of the Corporation's notes payable and long-term debt are as follows (in thousands):

       Through December 31, 1999                    $  12,983
       Through December 31, 2000                       15,146
       Through December 31, 2001                       19,473
       Through December 31, 2002                       12,984
       Through December 31, 2003                            -
       Thereafter                                     155,000
                                             -----------------
                                                   $  215,586
                                             =================

10.    INCOME TAXES:

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

       The provision for income taxes for the years ended December 31, 1998 and 1997 consists of the following components (in thousands):

                                                         1998                1997
                                                   -----------------   -----------------
       Current:
         Federal                                                  -                   -
         State and local                                   $    200            $    300
                                                   -----------------   -----------------
                                                                200                 300
                                                   -----------------   -----------------

       Deferred:
         Federal                                              2,943               3,675
         State and local                                         70                 432
                                                   -----------------   -----------------
                                                              3,013               4,107
                                                   -----------------   -----------------

       Initial setup of deferred taxes:
         Federal                                                  -              (3,181)
         State and local                                          -                (374)
                                                   -----------------   -----------------
                                                                  -              (3,555)
                                                   -----------------   -----------------

                                                          $   3,213            $    852
                                                   =================   =================

       Deferred tax assets and liabilities at December 31, 1998 and 1997 consist of (in thousands).

                                                            1998                                 1997
                                                 Assets           Liabilities         Assets           Liabilities
                                               ------------       ------------     -------------       ------------
Inventory                                                -           $  8,903                 -           $  6,721
Property, plant and equipment                      $   458                  -          $    440                  -
Goodwill                                            23,553                  -            27,213                  -
Accrued pension and postretirement costs             2,914                  -             2,387                  -
NOL carryforward                                     5,179                  -             3,594                  -
Other                                                  833                  -               457                  -
                                               ------------       ------------     -------------       ------------

Deferred income taxes                             $ 32,937           $  8,903         $  34,091           $  6,721
                                               ============       ============     =============       ============


       At December 31, 1998, the Company had NOL carryforwards for income tax purposes of $13,629, of which $9,459 expires in 2012 and $4,170 in 2018.

       The Company has determined that at December 31, 1998 its ability to realize future benefits of net deferred tax assets meets the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, no valuation allowance has been recorded.

       Reconciliation of the federal statutory rate and the effective income tax rate is as follows:

                                                                                                      Period from
                                                                             Year Ended            June 25, 1997 to
                                                                            December 31,              December 31,
                                                                                1998                     1997
                                                                          ------------------       ------------------
             Federal statutory rate                                                 35.0 %                 35.0  %
             State taxes                                                             3.0                    2.3
             Initial set-up of deferred taxes                                          -                  (43.0)
             Goodwill amortization                                                  39.5                   10.2
             Other                                                                  (1.4)                   5.8
                                                                          ---------------------    -------------------

             Effective income tax rate                                              76.1 %                  10.3 %
                                                                          =====================    ===================

11.    PENSION AND POSTRETIREMENT BENEFIT PLANS:

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

       The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1998, and a statement of the funded status as of December 31 (in thousands):

                                                               Pension Benefits                   Postretirement Benefits
                                                            1998              1997              1998              1997
                                                       ----------------  ----------------  ---------------  ----------------
       Reconciliation of benefit obligation:
          Benefit obligation at January 1                   $    7,478        $    6,754        $    5,283        $    4,524
          Service cost                                             541               544               304               269
          Interest cost                                            554               491               317               334
          Liability increase due to amendment                        -                12                 -                 -
          Actuarial loss (gain)                                    653              (112)             (664)              287
          Benefit  paid                                           (339)             (211)             (114)             (131)
                                                       ----------------  ----------------  ----------------  ----------------

       Benefit obligation at December 31                    $    8,887        $    7,478        $    5,126        $    5,283
                                                       ================  ================  ================  ================

       Reconciliation of fair value of plan assets:
          Fair value of plan assets at January 1            $    6,738        $    5,219         $       -         $       -
          Actual return on plan assets                           1,364             1,135                 -                 -
           Employer contributions                                  375               595                 -                 -
          Benefit  paid                                           (339)             (211)                -                 -
                                                       ----------------  ----------------  ----------------  ----------------

       Fair value of plan assets at December 31             $    8,138        $    6,738         $       -         $       -
                                                       ================  ================  ================  ================

       Funded status:
          Funded status at December 31                      $     (749)       $     (740)      $    (5,126)       $   (5,283)
          Unrecognized prior service cost                           10                11                 0                 -
          Unrecognized net (gain) loss                          (1,301)           (1,121)             (502)              157
                                                       ----------------  ----------------  ----------------  ----------------

       Accrued benefit cost                                $    (2,040)      $    (1,850)      $    (5,628)       $   (5,126)
                                                       ================  ================  ================  ================

       The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                                Pension Benefits               Postretirement Benefits
                                                            1998              1997              1998              1997
                                                       ----------------  ----------------  ----------------  ----------------

       Accrued benefit cost at January 1                   $    (1,850)      $    (1,812)       $   (5,126)       $   (4,654)
       Net periodic benefit cost                                  (564)             (633)             (616)             (603)
       Contributions                                               374               595               114               131
                                                       ----------------  ----------------  ----------------  ----------------

       Accrued benefit cost at December 31                 $    (2,040)      $    (1,850)       $   (5,628)       $   (5,126)
                                                       ================  ================  ================  ================


       The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

                                                                  Pension Benefits          Postretirement Benefits
                                                                1998            1997          1998          1997
                                                             -----------     -----------  -----------    ------------
         Service cost                                           $   541          $   544       $ 304         $   269
         Interest cost                                              554              491         317             334
         Expected return on plan assets                            (508)          (1,135)          -               -
         Amortization of gains and losses                           (23)             733          (5)              -
                                                             -----------     ------------   ---------    ------------

         Net periodic benefit cost                              $   564          $   633       $ 616         $   603
                                                             ===========     ============   =========    ============


       The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                                    Pension Benefits          Postretirement Benefits
                                                                1998            1997           1998          1997
                                                             -----------     ------------     -------    ------------

            Discount rate                                           7.0 %            7.5  %      7.0  %          7.0 %
            Expected return on plan assets                          8.5 %            7.5  %        -  %            - %
            Rate of compensation increase                           4.0 %            4.0  %        -  %            - %


       For measurement purposes, the assumed health care cost trend rate for participants under age 65 as of December 31, 1998 and 1997 was 9% and 9.5%, respectively, and for participants age 65 and over the rate was 8% and 8.5%, respectively. The health care cost trend rate was assumed to decline gradually to 5% for pre-age 65 and for post-age 65 costs over 27 years.

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                                               1998          1997
                                                                                            ---------    ------------
         Effect on total of service and interest cost components of
            net periodic postretirement benefit cost                                          $2,000        $  2,000

         Effect on the health care component of the accumulated
            postretirement benefit obligation                                                 23,000          23,000

       The Company also sponsors a voluntary retirement savings plan (401(k)). Eligible employees may elect to contribute up to 10% of their annual earnings subject to certain limitations. The Company matches 50% of each eligible participant's contribution up to 6% of the participant's compensation for the plan year. Company matching is subject to a vesting schedule. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.2 million, $0.2 million, $0.1 million, and $44,000 for the years ended December 31, 1998 and 1997, and the periods from May 17, 1996 to December 31, 1996 and from January 1, 1996 to May 16, 1996, respectively.

12.    MANDATORILY REDEEMABLE PREFERRED STOCK:

       On December 31, 1998 and 1997, the Company had authorized 12 million shares of 12% Senior Payment-In-Kind Preferred Stock (the Preferred Stock) of which 1.62 million shares and 1.44 million shares, respectively, were issued and outstanding. Each share of Preferred Stock has a par value of $.01 and a liquidation preference of $25, for total liquidation values of approximately $40.5 million and $36.0 million at December 31, 1998 and 1997, respectively. Prior to June 2002, holders of the Preferred Stock are entitled to receive dividends at an annual rate of 12% of the liquidation preference, payable quarterly in cash or by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends, at the Company's option. Following June 15, 2002, dividends must be paid in cash. Preferred stock dividends, including the interest accretion described below, for the year ended December 31, 1998 and the period from June 25, 1997 through December 31, 1997 were $4.8 million and $2.4 million, respectively, were recorded as an increase in the carrying value of the Preferred Stock.

       On June 25, 1997, the holders of the Preferred Stock were issued warrants, with an original fair value of $1.7 million, to purchase 44,440 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount recorded as a discount on the carrying value of the Preferred Stock. This discount is being amortized under the interest method over the 10-year term of the Preferred Stock as a part of the annual preferred stock dividend requirement. Amortization of the discount was $0.1 million for the period from June 25, 1997 through December 31, 1997 and $0.2 million for the year ended December 31, 1998.

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

13.    SHARE INCENTIVE PLAN:

       On June 25, 1997, the Company implemented a share incentive plan covering certain key employees which provides for the grant of options to purchase common stock of the Company and other stock related benefits. As of December 31, 1998, no benefits other than the stock options described below had been granted. The total number of shares available for granting under the plan is 61,856. Stock option activity is summarized below:

                                                                                       Weighted             Weighted
                                                                                        Average              Average
                                                                   Incentive           Exercise            Grant Date
                                                                    Shares               Price             Fair Value
                                                                 --------------     ----------------    ------------------
         Outstanding December 31, 1996                                       -                    -                     -
         Granted                                                        46,894              $ 18.19               $ 26.51
         Exercised                                                           -                    -                     -
         Forfeited                                                           -                    -                     -
                                                                 --------------     ----------------    ------------------

         Outstanding December 31, 1997                                  46,894                18.19                 26.51

         Granted                                                        14,962                18.19                 26.51
         Exercised                                                                                -                     -
         Forfeited                                                      (7,096)              (18.19)               (26.51)
                                                                 --------------     ----------------    ------------------

         Outstanding December 31, 1998                                  54,760              $ 18.19               $ 26.51
                                                                 ==============     ================    ==================

       Of the stock options outstanding on December 31, 1998, 44,451 were exercisable, with an additional 10,309 becoming exercisable on April 23, 1999. All stock options expire 15 years from the grant date. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

       A significant percentage of the stock options described above includes a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

       The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is remeasured on each reporting date with the expense amount adjusted for changes in the fair value of the company stock on that date. Compensation expense of $819,000 and $900,000 ($508,000 and $558,000 net of deferred income tax benefit) has been recognized in the statements of operations for the years ended December 31, 1998 and 1997, respectively.



14.    INCOME BEFORE EXTRAORDINARY LOSS PER COMMON SHARE RECONCILIATION:

                                                                          For the Year Ended December 31, 1998
                                                                 ----------------------------------------------------
                                                                    Income              Shares           Per Share
                                                                    (Numerator)      (Denominator)         Amount
                                                                    -----------      -------------         ------
         Net income                                                   $  1,007
         Less: Preferred stock dividends                                (4,751)
                                                                 --------------

         Basic and diluted:
           Loss available to common stockholders                      $ (3,744)             528,241          $ (7.09)
                                                                 ==============     ================    =============


       The calculations are based on the weighted average number of shares of common stock outstanding during the year. Common equivalent shares from stock options of 23,546 and warrants of 63,490 are excluded from computations as their effect is antidilutive.


                                                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                 -----------------------------------------------------
                                                                    INCOME              SHARES           PER SHARE
                                                                  (Numerator)        (Denominator)         AMOUNT
                                                                 --------------     ----------------    -------------

         Income before extraordinary loss                            $   7,414
          Less: Preferred stock dividends                               (2,268)
                                                                 --------------

         Basic:
           Income available to common stockholders                       5,146              528,241        $    9.75
                                                                                                        =============


          Effect of dilutive securities:
           Warrants                                                          -             $ 63,490
           Stock options                                                     -               19,180
                                                                 --------------     ----------------

         Diluted:
           Income available to common stockholders
             and assumed conversions                                 $   5,146              610,911        $    8.42
                                                                 ==============     ================    =============

15.    EXTRAORDINARY LOSS:

       Upon the repayment of the Company's debt on June 25, 1997 as described in
       Note 1, the Company recorded an extraordinary loss of $7.1 million (net of tax benefit of $4.4 million) for the write-off of deferred financing costs of $4.4 million and debt discount of $7.1 million.



16.    FOURTH QUARTER ADJUSTMENT:

       The fourth quarter of 1997 includes an adjustment of $8.7 million to increase the income tax benefit which results from the final determination by tax counsel in the fourth quarter of the income tax treatment of certain payments made related to the recapitalization which occurred in the second quarter of 1997.



17.    CONTINGENCIES:

       PROPOSITION 65: On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., the Partnership, Swisher International Group, Inc., Brown & Williamson Tobacco Corporation, Merrill Reese, Inc., Lucky Stores, Inc., Quick Stop Markets, Inc., Raley's, Inc., Save Mart Supermarkets, Inc., Sav-on Drug Stores, Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiff's amended their complaint on June 10, 1998 and subsequently served the complaint on the Partnership. The complaint purports to be brought on behalf of the City and County of San Francisco, on behalf of the People of the State of California and the Environmental Law Foundation on behalf of the general public.

       Plaintiffs claim that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code ss.ss.25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable" warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claim that the defendants violated California's Unfair Competition Act, Business & Professions Code ss.ss.17200, et seq., by marketing smokeless tobacco products to children, and by fraudulently concealing from the public the alleged adverse consequences and addiction allegedly associated with smokeless tobacco products.

       The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorneys' fees and costs. The Partnership intends to defend the action vigorously.

       KENTUCKY AND ILLINOIS COMPLAINTS: On July 15, 1998, NAOC and the Partnership filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. This complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells roll-your-own ("RYO") cigarette paper under the JOB(R) and Top(R) brand names. The Kentucky Complaint alleges inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities relating to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's and the Partnership's point of purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag(R) brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute acts of unfair competition under federal and state law.

       Republic Tobacco on June 30, 1998 filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that Republic Tobacco's actions in defacing the Company's point of purchase display vendors do not violate federal or state laws and that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortious interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint, in its amended complaint Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

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

       WEST VIRGINIA COMPLAINTS: On October 6, 1998, the Company was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action No. 98-C-2401). While the Company was served with a single summons and complaint, the caption of the complaint lists 65 separate plaintiffs, each with an individual case number.

       On November 19, 1998, the Company was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While the Company was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

       These two actions were commenced by separate plaintiffs, "individually and/or as the personal representatives of the various decedents named herein [who] are residents of the State of West Virginia and/or smoked cigarettes or used other tobacco products, manufactured, promoted, advertised, marked, sold and/or distributed by all defendants." The complaints contain no specific allegations relating to any individual plaintiff. These two actions were brought against major manufactures of cigarettes, smokeless tobacco products (including the Company) and other tobacco products, and certain other organizations.

       The complaints allege that "plaintiffs and plaintiffs' decedents suffer/had suffered from a form of cancer or vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaints further allege that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs' decedents and millions of Americans while knowing, but denying and concealing that their products caused diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth and throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a result of the use of smokeless tobacco.

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



18.    PARENT-ONLY FINANCIAL INFORMATION:

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

       Following is unaudited parent-only summarized financial information of the Corporation (in thousands):

                                                                                              DECEMBER 31,
                                                                                 -------------------------------------
                                                                                       1998                 1997
                                                                                 -----------------   -----------------
       Noncurrent assets                                                               $  241,228          $  258,031
       Current liabilities                                                                 19,965              14,325
       Noncurrent liabilities                                                             202,602             220,625
        Redeemable preferred stock                                                         39,332              34,581


                                                                                                       PERIOD FROM
                                                                                                      JUNE 25, 1997
                                                                                    YEAR ENDED              TO
                                                                                   DECEMBER 31,        DECEMBER 31,
                                                                                       1998                1997
                                                                                 -----------------   -----------------
       Equity in earnings of subsidiaries                                               $  13,707           $  20,598
       Income before extraordinary loss and preferred stock dividends                       4,549               7,396


19.    SEGMENT INFORMATION:

       In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of product lines which comprise its two reportable segments. The Smokeless Tobacco segment manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The Roll-Your-Own segment imports and distributes cigarette papers and related products through wholesale distributors in the United States.

       The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes a charge allocating all corporate costs to each operating segment. Eliminations and Other includes the assets of the Corporation not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain noncash charges and other income and expenses (Adjusted EBITDA).

       The table below presents financial information about reported segments for 1998, 1997 and 1996 (in thousands):

                                                      SMOKELESS                                ELIMINATIONS
                                                       TOBACCO           ROLL-YOUR-OWN          AND OTHER             TOTAL
                                                   -----------------  ---------------------  -----------------   -----------------
         THE COMPANY 1998

              Net sales                                $   50,803.0         $       42,278                  -         $    93,081
              Adjusted EBITDA                                18,077                 20,426                  -              38,503
              Assets                                         87,908                193,713       $    (21,314)            260,307

         THE COMPANY 1997

              Net sales                                      53,787                 30,643                  -              84,430
              Adjusted EBITDA                                12,912                 19,756                  -              32,668
              Assets                                         87,485                181,129              4,469             273,083

         THE COMPANY 1996

              Net sales                                       36126                      -                  -              36,126
              Adjusted EBITDA                                 10885                      -                  -              10,885
              Assets                                         96,553                      -                  -              96,553

         THE PREDECESSOR 1996

              Net sales                                      19,810                      -                  -              19,810
              Adjusted EBITDA                                 4,810                      -                  -               4,810
              Assets                                         81,887                      -                  -              81,887


       A reconciliation of Adjusted EBITDA to total consolidated operating income for 1998, 1997 and 1996 is as follows (in thousands):

                                                                         THE COMPANY                            THE PREDECESSOR
                                                                         -----------                            ---------------
                                                         1998                 1997                 1996                1996
                                                   -----------------  ---------------------  -----------------   -----------------
         Adjusted EBITDA                                  $  38,503            $    32,668          $  10,885           $   4,810
         Depreciation expense                                (1,687)                (1,619)            (1,034)               (454)
         Amortization expense                                (5,490)                (3,213)              (504)               (365)
         LIFO adjustment                                       (904)                   129             (2,619)               (187)
         Stock option expense                                  (819)                  (900)                 -                   -
         Postretirement expense                                (502)                  (472)               (64)               (110)
         Financial advisory fee                                   -                      -                  -                (114)
                                                   -----------------  ---------------------  -----------------   -----------------

         Operating income                                 $  29,101            $    26,593          $   6,664           $   3,580
                                                   =================  =====================  =================   =================


20.    NEW ACCOUNTING STANDARDS:

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Disclosures about Pensions and other Postretirement Benefits," all of which are effective in 1998 and are appropriately reflected in the accompanying consolidated financial statements.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt this statement in the Company's first quarter 2000 reporting as required. Management is currently evaluating the impact of this statement on the Company's future financial reporting.