Form 10-Q
period 1999-03-31
NORTH ATLANTIC TRADING CO INC
filed 1999-05-14
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
             (Exact name of Registrant as Specified in its Charter)


                  DELAWARE13-3961898
       (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                Identification No.)


  257 Park Avenue South, New York, New York              10010-7304
       (Address of Principal Executive Offices)          (Zip Code)


                                 (212) 253-8185
              (Registrant's Telephone Number, Including Area Code)



                                    Unchanged
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of March 31, 1999.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.      Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                     March 31,        December 31,
                                                                        1999              1998
                                                                    ------------      ------------

                                                                    (Unaudited)
Current Assets:
   Cash                                                             $      2,839      $      2,817
   Accounts Receivable                                                     7,914             5,486
   Inventory                                                              57,645            58,487
   Other Current Assets                                                    1,436             1,274
                                                                    ------------      ------------
      Total Current Assets                                                69,834            68,064

Property, Plant & Equipment (Net)                                          6,706             7,031

Deferred Income Taxes                                                     32,990            32,937

Deferred Financing Costs                                                  10,663            11,232

Goodwill (Net)                                                           138,654           140,027

Other Assets                                                               1,182             1,016
                                                                    ------------      ------------

      Total Assets                                                       260,029           260,307
                                                                    ============      ============

Current Liabilities:
   Accounts Payable                                                 $        418      $        458
   Accrued Liabilities                                                     8,148             3,696
   Deferred Income Taxes                                                   8,903             8,903
   Current Portion of Long-Term Debt                                      13,193            12,983
                                                                    ------------      ------------

      Total Current Liabilities                                           30,662            26,040

Long-Term Debt                                                           197,747           202,603
Other Long-Term Debt                                                       7,700             7,700
                                                                    ------------      ------------

      Total Liabilities                                                  236,109           236,343
                                                                    ------------      ------------
Preferred Stock, net of discount of $1,387 and $1,400,
   respectively (Mandatory Redemption Value of $40,500)                   40,598            39,332
                                                                    ------------      ------------

Stockholders' Deficit:
   Common Stock, voting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, 528,241                          5                 5
   Common Stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                              -                 -
   Additional Paid-In Capital                                              9,020             9,020
   Loans to Stockholders for Stock Purchase                                 (240)             (247)
   Accumulated Deficit                                                   (25,463)           24,146)
                                                                    ------------      ------------

      Total Stockholders' Deficit                                        (16,678)          (15,368)
                                                                    ------------      ------------

      Total Liabilities and Stockholders' Deficit                   $    260,029      $    260,307
X                                                                    ============      ============

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                     Three Months      Three Months
                                                                        Ended              Ended
                                                                      March 31,        December 31,
                                                                         1999              1998
                                                                     ------------      ------------
Net Sales                                                            $   20,748      $   19,702

Cost of Sales                                                             7,055           6,874
                                                                     ----------      ----------

      Gross Profit                                                       13,693          12,828

Selling, General & Administrative Expenses                                6,421           7,021
Amortization of Goodwill                                                  1,373           1,392
                                                                     ----------      ----------

      Operating Income                                                    5,899           4,415

Interest Expense & Financing Costs, Net                                   6,004           6,386
      Other Income                                                           (1)            (16)
                                                                     ----------      ----------

      Loss Before Income Tax Benefit                                       (104)         (1,955)

Income Tax Benefit                                                          (53)         (1,075)
                                                                     ----------      ----------

      Net Loss                                                              (51)           (880)

Preferred Stock Dividend                                                 (1,266)         (1,122)
                                                                     ----------      ----------

        Net Loss Applicable to Common Shares                         $   (1,317)     $   (2,002)
                                                                     ==========      ==========

Net Loss Per Common Share:
      Basic and Diluted                                              $    (2.49)     $    (3.79)
                                                                     ==========      ==========

Weighted Average Common Shares Outstanding
      Basic and Diluted                                                   528.2           528.2
                                                                     ==========      ==========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Three Months    Three Months
                                                                                    Ended            Ended
                                                                                  March 31,      December 31,
                                                                                     1999            1998
                                                                                 ------------   ------------
Cash Flows from Operating Activities
   Net Loss                                                                      $     (51)     $    (880)
   Adjustment to Reconcile Net Income (Loss)
      to Net Cash Used in Operating Activities:
      Depreciation                                                                     450            450
      Amortization of Intangible Assets                                              1,373          1,392
      Amortization of Deferred Financing Costs                                         569            540
      Stock Option Expense                                                              29            271
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                         (2,428)        (3,748)
        Inventory                                                                      842         (1,969)
        Other Current Assets                                                          (162)          (447)
        Accounts Payable                                                               (40)           388
        Deferred Income Taxes                                                          (53)        (1,075)
        Other Assets                                                                  (166)             -
        Accrued Expenses and Other                                                   4,423          3,516
                                                                                 ---------      ---------
        Net Cash Provided by (Used in) Operating Activities                          4,786         (1,562)
                                                                                 ---------      ---------

Cash Flows from Investing Activities:
   Capital Expenditures                                                               (125)           (80)
                                                                                 ---------      ---------

           Net Cash Used in Investing Activities                                      (125)           (80)
                                                                                 ---------      ---------

Cash Flows from Financing Activities:
   Payments on Term Loans                                                           (4,646)        (2,344)
Repayment of Loans to Stockholders for Stock Purchases                                   7              -
                                                                                 ---------      ---------

           Net Cash Used in Financing Activities                                    (4,639)        (2,344)
                                                                                 ---------      ---------

           Net Increase (Decrease) In Cash                                              22         (3,986)

Cash, Beginning of Period                                                            2,817          4,087
                                                                                 ---------      ---------

Cash, End of Period                                                              $   2,839      $     101
                                                                                 =========      =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

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

2.       INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

                                               3/31/99         12/31/98
                                              ---------       ---------

  Raw Materials and Work In Progress          $   1,705       $   1,960
  Leaf Tobacco                                   18,090          19,679
  Finished Goods - Tobacco                        3,852           3,074
  Finished Goods - Roll-Your-Own                  6,688           6,470
  Other                                             387             381
                                              ---------       ---------

                                                 30,722          31,564
  LIFO reserve                                   26,923          26,923
                                              ---------       ---------
                                              $  57,645       $  58,487
                                              =========       =========

3.       PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended March 31, 1999 has been computed based on the estimated annual effective income tax rate, which is expected to be 51%. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes.

4.       NOTES PAYABLE AND LONG-TERM DEBT

North Atlantic Trading Company, Inc. is a holding company with no operations and no assets other than its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In Management's opinion, separate financial statements of the subsidiaries are not meaningful to investors and are not included in these financial statements.

Following is unaudited parent-only summarized financial information of the
Company:

                                                                                  3/31/99      12/31/98
                                                                                ---------     ---------
                 Current Assets                                                 $      --    $      --
                 Noncurrent Assets                                                246,403      247,140
                 Current Liabilities                                               24,421       19,964
                 Noncurrent Liabilities                                           197,747      202,603
                 Redeemable Preferred Stock                                        40,598       39,332

            For the Three Months Ended March 31:                                     1999         1998
                                                                                ---------     ---------

                 Equity in Earnings of Subsidiaries                             $   4,025    $   2,018
                 Net Loss Before Payments of Preferred Stock Dividends                (23)        (870)

5.       NET LOSS PER COMMON SHARE RECONCILIATION

The following is a reconciliation of the basic and diluted per share computations:

                                                                                        Three Months Ended
                                                                                   ------------------------------
                                                                                   March 31,          December 31,
                                                                                     1999                 1998
                                                                                  ----------           ----------

            Net Loss                                                              $      (51)          $     (880)
            Less:  Preferred Stock Dividends                                          (1,266)              (1,122)
                                                                                  ----------           ----------

            Net Loss Available to Common Stockholders                             $   (1,317)          $   (2,002)
                                                                                  ==========           ==========

            Weighted Average Shares of Common Stock Outstanding
                     Basic and Diluted                                            $    528.2           $    528.2
                                                                                  ==========           ==========

            Basic and Diluted Net Loss per Common Share                           $    (2.49)          $    (3.79)
                                                                                  ==========           ==========


The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from the conversion of 63,500 warrants and options exchangeable into 23,500 and 29,800 common shares were excluded from the computation for the three months ended March 31, 1999 and March 31, 1998, respectively, as their effect is antidilutive.

6.       SEGMENT INFORMATION

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

The table below presents financial information about reported segments for March 31, 1999 and 1998 (in thousands):

                                              SMOKELESS           ROLL-YOUR-
                                               TOBACCO               OWN                TOTAL
                                               -------               ---                -----
       MARCH 31, 1999
       Net Sales                            $   10,504           $   10,244          $   20,748
       Adjusted EBITDA                           3,071                4,777               7,848

       MARCH 31, 1998
       Net Sales                            $   10,796           $    8,905          $   19,702
       Adjusted EBITDA                           2,908                3,745               6,653


A reconciliation of Adjusted EBITDA to total consolidated operating income for March 31,1999 and 1998 (in thousands):

                                        MARCH 31,          DECEMBER 31,
                                         1999                 1998
                                      ----------           -----------

  Adjusted EBITDA                     $    7,848           $    6,653
  Depreciation Expense                      (450)                (450)
  Amortization Expense                    (1,373)              (1,392)
  Stock Option Expense                       (29)                (271)
  Postretirement Expense                     (97)                (125)
                                      ----------           -----------

  Operating income                    $    5,899           $    4,415
                                      ==========           ==========

7.       CONTINGENCIES

Proposition 65. On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco, Swisher International Group Inc., Brown & Williamson Tobacco Corporation, Merrill Reese Inc., Lucky Stores Inc., Quick Stop Markets Inc., Raley's, Inc., Save Mart Supermarkets Inc., Save-On Drug Stores Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiff amended their claim on June 10, 1998 and subsequently served the complaint on National Tobacco. The complaint purports to be brought by the City and County of San Francisco on behalf of the people of the State of California and by the Environmental Law Foundation on behalf of the general public.

Plaintiffs claim that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code 25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable" warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claim that the defendants violated California Unfair Competition Act, Business & Professions Code 17200, et seq., by marketing smokeless tobacco to children, and by fraudulently concealing from the public the alleged adverse consequences and addiction allegedly associated with smokeless tobacco products.

The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. National Tobacco intends to defend the action vigorously.

Kentucky and Illinois Complaints. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells RYO cigarette papers under the JOB and TOP brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point or purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

Republic Tobacco on June 30, 1998 filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortious interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint, in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

The Company has alleged that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted the Company's ability to expand the distribution of Zig-Zag RYO cigarette papers in the southeast, where sales have been, historically underdeveloped.

The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint. With respect to the claims set forth in the Illinois Complaint, the Company has filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believe that

Republic Tobacco's claims against the Company are without merit. The Company intends to vigorously defend the Illinois Complaint.

West Virginia Complaints. On October 6, 1998 the Company was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Phillip Morris Incorporated, et al. (Civil Action Nos.98-C-2401). While the Company was served with a single service and complaint, the caption lists 65 separate plaintiffs, each with an individual case number.

On November 13, 1998, the Company was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Phillip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While the Company was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiff's attorney who filed the Allen action and the complaint is identical in most material respects.

These two actions were commenced by two separate plaintiffs, "individually and/or as the representatives of the various descendants named herein [who] are residents of the State of West Virginia and/or smoked cigarettes or used other tobacco products, manufactured, promoted, advertised, marked, sold and/or distributed by all defendants." The complaint contains no specific allegations referring to any individual plaintiff. These two actions were brought against major manufacturers of cigarettes, smokeless tobacco products, and certain other organizations.

The complaint alleges that "plaintiffs and plaintiffs' descendents suffer/had suffered from a form of cancer or vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaints further allege that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs descendants and millions of Americans while knowing, but denying and concealing that their products cause diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth and throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a result of the use of smokeless tobacco.

The complaint asserts 24 unspecified counts and seeks referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some "product." The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

        COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO MARCH 31, 1998

Net Sales. Net sales for the three months ended March 31, 1999 were $20.7 million, an increase of 5.3%, or $1.0 million, from the prior year's period.

Net sales of the Smokeless Tobacco segment for the three months ended March 31, 1999, decreased $0.3 million or 2.7% due to a 1.2% volume decline and an increase in allowances due to the successful implementation of a cents-off pricing strategy, as compared with the prior periods' more costly free goods strategy.

Net sales of the Roll-Your-Own segment increased $1.3 million or 15% due primarily to the timing of shipments for the first promotion of the year.

Gross Profit. Gross profit for the three months ended March 31, 1999, was $13.7 million, an increase of $0.9 million, or 6.7%, from the prior year's period due primarily to the increase in net sales described above and, secondarily, to the Company's emphasis on containing operating costs. Gross profit of the Smokeless Tobacco segment decreased $0.2 million or 2.9% while gross profits of the Roll-Your-Own segment increased $1.1 million or 18%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 were $6.4 million, a decrease of 8.6% compared to last year's $7.0 million. This was due primarily to a reduction in expenses as a result of the previously announced changes in the Company's management structure and, secondarily, to the reduction in the free goods volume.

Amortization of Goodwill. Amortization of goodwill was $1.4 million for both periods.


Interest Expense and Financing Costs. Interest expense and financing costs decreased to $6.0 million for the three months ended March 31, 1999, from $6.4 million for the prior year's period. This decrease was the result of a lower average term loan balance as well as a lower interest rate.

Income Taxes. The income tax benefit reflects the application of the estimateD annual effective tax rate of 51% based on projected earnings for 1999. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill.

Net Loss. Due to the factors described above, the net loss for the three months ended March 31, 1999 was $0.05 million compared to $0.9 million for the prior year's period.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 1999, working capital was $39.2 million compared to $42.0 million at December 31, 1998. This decrease was principally the result of an increase of $4.3 million in accrued interest on the Company's Senior Notes which is paid semi-annually in June and December. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $24 million under its committed $25 million revolving credit facility.

The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that its National Tobacco subsidiary maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical and anticipated sales activity. The Company also believes that its NAOC subsidiary maintains adequate inventories based on its past and estimated future sales activity and that its supply of such inventory will remain stable for the foreseeable future.

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

Given its current operation, the Company believes that its capital expenditure requirements for 1999 will be in the $750,000 range. The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity refinancing.

YEAR 2000

During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000" issues. This assessment included a review of all the company's hardware and software requirements. The Company developed and implemented a strategy for attaining Year 2000 compliance for its internal systems, which included modifying existing software, purchasing new software and acquiring new hardware. By March 1999, the Company had completed its internal compliance adjustments. In April 1999, the Company commenced the last dual-testing segment, which should be completed by May 31, 1999. The aggregate cost of the Company's Year 2000 compliance is estimated to be approximately $350,000.

The Company has identified significant service providers, vendors, suppliers and customers that are critical to its business operation and is assessing potential vulnerabilities arising from these third parties. Steps have been and are being undertaken in an attempt to ascertain their stage of readiness through interviews and other means. To the extent these third parties are not compliant, the Company will request a description of their plans to become "Year 2000" compliant. To the extent that these third parties fail to certify by June 30, 1999 that they are Year 2000 compliant, the Company will assess the impact of that failure on the Company's business and take appropriate remediation action to the extent feasible. The Company feels that there is limited exposure in this area due to the limited dependence on electronic components in the manufacturing process, the small numbers of major suppliers and the preponderance of customers that are relatively unimpacted in the terms of electronic data exchange. The Company expects to complete this assessment by July 31, 1999.

Due to the general uncertainty inherent in Year 2000 problems, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to fully determine, at this time, whether the consequence of Year 2000 failures will have a material impact on the Company's results of operation, liquidity or financial condition. The Company believes with the implementation of the new business systems and the completion of the project as scheduled, the possibility of significant interruptions of normal operations will be mitigated. If the present efforts to address the Company's Year 2000 compliance arrangements are not successful or if the Company's significant service providers, vendors and customers do not successfully address their issues, the Company's results of operation, liquidity and financial condition could be materially or adversely affected.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt this statement in the Company's first quarter 2000 reporting as required. Management is currently evaluating the impact of this statement on the Company's future financial reporting.

                           FORWARD-LOOKING STATEMENTS

We caution you that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could effect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, access to sufficient quantities of raw material or inventory, wholesale ordering patterns, product liability litigation and changes in tobacco products regulation.

We caution you not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings

There have been no material developments with respect to these proceedings since the filing of the Company's Annual Report or Form 10-K for the fiscal year ended December 31, 1998.

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

                              NORTH ATLANTIC TRADING COMPANY, INC.



Date: May 14, 1999            /s/ Thomas F. Helms, Jr.
                              --------------------------------------------
                              Thomas F. Helms, Jr.
                              President & Chief Executive Officer


Date: May 14, 1999           /s/ David I. Brunson
                             --------------------------------------------
                             David I. Brunson
                             Chief Financial Officer

                                 EXHIBIT INDEX



               27.1           Financial Data Schedule