Form 10-Q
period 1999-06-30
NORTH ATLANTIC TRADING CO INC
filed 1999-08-04
CIK 1042787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999
                                          or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                        Commission File Number 333-31931

                      NORTH ATLANTIC TRADING COMPANY, INC.
                      ------------------------------------
             (Exact name of Registrant as Specified in its Charter)


           DELAWARE                                              13-3961898
           --------                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


257 Park Avenue South, New York, New York                        10010-7304
-----------------------------------------                        ----------
(Address of Principal Executive Offices)                         (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of June 30, 1999.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                                   June 30,                    December 31,
                                                                                     1999                          1998
                                                                                     ----                          ----
                                                                                  (Unaudited)
Current Assets:
      Cash                                                                      $         640                  $       2,817
      Accounts Receivable                                                               6,572                          5,486
      Inventory                                                                        58,273                         58,487
      Other Current Assets                                                              1,123                          1,274
                                                                                -------------                  -------------

           Total Current Assets                                                        66,608                         68,064

Property, Plant & Equipment (Net)                                                       6,447                          7,031

Deferred Income Taxes                                                                  34,212                         32,937

Deferred Financing Costs                                                               10,094                         11,232

Goodwill (Net)                                                                        137,282                        140,027

Other Assets                                                                            1,193                          1,016
                                                                                -------------                  -------------

           Total Assets                                                         $     255,836                  $     260,307
                                                                                =============                  =============

Current Liabilities:
      Revolving Credit Facility                                                 $       4,000                  $           -
      Accounts Payable                                                                    526                            458
      Accrued Liabilities                                                               4,191                          3,696
      Deferred Income Taxes                                                             8,903                          8,903
      Current Portion of Long-Term Debt                                                13,721                         12,983
                                                                                -------------                  -------------

           Total Current Liabilities                                                   31,341                         26,040

Long-Term Debt                                                                        194,052                        202,603
Other Long-Term Liabilities                                                             7,700                          7,700
                                                                                -------------                  -------------

           Total Liabilities                                                          233,093                        236,343
                                                                                -------------                  -------------

Preferred Stock, net of discount of $1,344 and $1,400,
      respectively (Mandatory Redemption Value of $43,200)                             41,900                         39,332
                                                                               --------------                 --------------

Stockholders' Deficit:
      Common Stock, voting, $.01 par value; authorized
           shares, 750,000; issued and outstanding shares,
           528,241                                                                          5                              5
      Common Stock, nonvoting, $.01 par value; authorized
           shares, 750,000; issued and outstanding shares,
           -0-                                                                              -                              -
Additional Paid-In Capital                                                              9,020                          9,020
      Loans to Stockholders for Stock Purchase                                           (244)                          (247)
      Accumulated Deficit                                                             (27,938)                       (24,146)
                                                                                --------------                 -------------

           Total Stockholders' Deficit                                                (19,157)                       (15,368)
                                                                                -------------                  -------------

           Total Liabilities and Stockholders' Deficit                          $     255,836                  $     260,307
                                                                                =============                  =============

              The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                 Three Months                  Three Months
                                                                                     Ended                         Ended
                                                                                 June 30, 1999                 June 30, 1998
                                                                                 -------------                 -------------
Net Sales                                                                       $      18,030                  $      17,908

Cost of Sales                                                                           6,767                          6,927
                                                                                -------------                  -------------

           Gross Profit                                                                11,263                         10,981

Selling, General & Administrative Expenses                                              6,398                          6,397
Amortization of Goodwill                                                                1,373                          1,392
                                                                                -------------                  -------------

      Operating Income                                                                  3,492                          3,192

Interest Expense & Financing Costs, Net                                                 5,893                          6,133
      Other Income                                                                         (4)                           (19)
                                                                                -------------                  -------------

      Loss Before Income Tax Benefit                                                   (2,397)                        (2,922)

Income Tax Benefit                                                                     (1,218)                        (1,607)
                                                                                --------------                 --------------

Net Loss                                                                               (1,179)                        (1,315)

Preferred Stock Dividends                                                              (1,301)                        (1,153)
                                                                                --------------                 --------------

           Net Loss Applicable to Common Shares                                 $      (2,480)                 $      (2,468)
                                                                                ==============                 ==============

Net Loss Per Common Share:
      Basic and Diluted                                                         $      (4.70)                  $      (4,67)
                                                                                =============                  =============

Weighted Average Common Shares Outstanding:
      Basic and Diluted                                                                 528.2                          528.2
                                                                                        =====                          =====


              The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                  Six Months                    Six Months
                                                                                     Ended                         Ended
                                                                                 June 30, 1999                 June 30, 1998
                                                                                 -------------                 -------------
Net Sales                                                                       $      38,777                  $      37,610

Cost of Sales                                                                          13,822                         13,801
                                                                                -------------                  -------------

           Gross Profit                                                                24,955                         23,809

Selling, General & Administrative Expenses                                             12,818                         13,418
Amortization of Goodwill                                                                2,745                          2,783
                                                                                -------------                  -------------

      Operating Income                                                                  9,392                          7,608

Interest Expense & Financing Costs, Net                                                11,897                         12,518
      Other Income                                                                         (5)                           (34)
                                                                                -------------                  -------------

      Loss Before Income Tax Benefit                                                   (2,500)                        (4,876)

Income Tax Benefit                                                                     (1,275)                        (2,682)
                                                                                --------------                 --------------

Net Loss                                                                               (1,225)                        (2,194)

Preferred Stock Dividends                                                              (2,567)                        (2,276)
                                                                                --------------                 --------------

           Net Loss Applicable to Common Shares                                 $      (3,792)                 $      (4,470)
                                                                                ==============                 ==============

Net Loss Per Common Share:
      Basic and Diluted                                                         $      (7.18)                  $      (8.46)
                                                                                =============                  =============

Weighted Average Common Shares Outstanding:
      Basic and Diluted                                                                 528.2                          528.2
                                                                                        =====                          =====


              The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months                    Six Months
                                                                                     Ended                         Ended
                                                                                 June 30, 1999                 June 30, 1998
                                                                                 -------------                 -------------
Cash Flows from Operating Activities:
      Net Loss                                                                  $      (1,225)                 $      (2,194)
      Adjustments to Reconcile Net Loss
           to Net Cash  Provided by (Used In) Operating Activities:
           Income Tax Benefit                                                          (1,275)                        (2,682)
           Depreciation                                                                   900                            900
           Amortization of Intangible Assets                                            2,745                          2,783
           Amortization of Deferred Financing Costs                                     1,138                          1,086
           Stock Option Expense                                                            58                            490
           Changes in Operating Assets and Liabilities:
                Accounts Receivable                                                    (1,086)                           221
                Inventory                                                                 214                         (3,757)
                Income Tax Receivable                                                       -                          5,326
                Other Current Assets                                                      151                           (899)
                Accounts Payable                                                           68                           (217)
                Other Assets                                                             (176)                             -
                Accrued Expenses and Other                                                436                         (1,791)
                                                                                -------------                  --------------
                Net Cash Provided by (used in) Operating Activities                     1,948                           (734)
                                                                                -------------                  --------------

Cash Flows from Investing Activities:
      Capital Expenditures                                                               (316)                          (223)
                                                                                -------------                  --------------

                     Net Cash Used in Investing Activities                               (316)                          (223)
                                                                                -------------                  -------------

Cash Flows from Financing Activities:
      Proceeds from Revolving Credit Facility                                           4,000                          8,000
      Payments on Term Loans                                                           (7,812)                       (10,087)
      Repayment of Loans to Stockholders for Stock Purchases                                3                              -
                                                                                -------------                  --------------

                     Net Cash Used In Financing Activities                             (3,809)                        (2,087)
                                                                                -------------                  --------------

                     Net Decrease In Cash                                              (2,177)                        (3,044)

Cash, Beginning of Period                                                               2,817                          4,087
                                                                                -------------                  --------------
Cash, End of Period                                                             $         640                  $       1,043
                                                                                =============                  ==============

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

2.    INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

                                                           6/30/99                       12/31/98
                                                           -------                       --------
           Raw Materials and Work In Process        $       1,747                  $       1,960
           Leaf Tobacco                                    17,217                         19,679
           Finished Goods - Smokeless Tobacco               3,294                          3,074
           Finished Goods - Roll-Your-Own                   8,627                          6,470
           Other                                              465                            381
                                                    -------------                  -------------

                                                           31,350                         31,564
           LIFO Reserve                                    26,923                         26,923
                                                    -------------                  -------------
                                                    $      58,273                  $      58,487
                                                    =============                  =============

3.         PROVISION FOR INCOME TAXES

The provision for income taxes for the six months ended June 30, 1999 has been computed based on the estimated annual effective income tax rate, which is expected to be 51%. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes.

4.         NOTES PAYABLE AND LONG-TERM DEBT

North Atlantic Trading Company, Inc. is a holding company with no operations and no assets other than its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in National Tobacco Company, L.P. ("National Tobacco"), a subsidiary of the Company, and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In Management's opinion, separate financial statements of the subsidiaries are not meaningful to investors and are not included in these financial statements.

Following is unaudited parent-only summarized financial information of the
Company:

                                                                                       6/30/99                      12/31/98
                                                                                       -------                      --------
           Current Assets                                                   $               -                  $           -
           Noncurrent Assets                                                          241,735                        247,140
           Current Liabilities                                                         24,677                         19,964
           Noncurrent Liabilities                                                     194,052                        202,603
           Redeemable Preferred Stock                                                  41,900                         39,332


      For the Six Months Ended June 30:                                                  1999                           1998
                                                                                         ----                           ----

           Equity in Earnings of Subsidiaries                               $           7,821                          3,617
           Net Loss Before Payment of Preferred
                Stock Dividends                                                        (1,305)                        (2,166)

5.    NET LOSS PER COMMON SHARE RECONCILIATION

The following is a reconciliation of the basic and diluted per share computations:

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      ------------------                  ----------------
                                                                   JUNE 30,        JUNE 30,            JUNE 30,       JUNE 30,
                                                                     1999            1998                1999           1998
                                                                     ----            ----                ----           ----
Net Loss                                                              $ (1,179)        $(1,315)          $ (1,225)       $(2,194)
Less: Preferred Stock Dividends                                         (1,301)         (1,153)            (2,567)        (2,276)
                                                                    ----------       ---------         ----------      ---------

Net Loss Available to Common Stockholders                             $ (2,480)        $(2,468)          $ (3,792)       $(4,470)
                                                                    ==========       =========         ==========      =========

Weighted Average Shares of Common Stock Outstanding: Basic and
Diluted                                                                  528.2           528.2              528.2          528.2
                                                                    ==========       =========         ==========      =========

Net Loss per Common Share
      Basic and Diluted                                               $  (4.70)        $ (4.67)          $  (7.18)       $ (8.46)
                                                                    ==========       =========         ==========      =========

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options and warrants are excluded from these computations as their effect is antidilutive.

6.         SEGMENT INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of product lines which comprise its two reportable segments: the Smokeless Tobacco segment, which manufactures smokeless tobacco products that are distributed primarily through wholesale and food distributors in the United States, and the Roll-Your-Own segment, which imports and distributes cigarette papers and related products through wholesale distributors in the United States.

Segment data includes a charge allocating all corporate costs to each operating segment. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain noncash charges and other income and expenses (Adjusted EBITDA).

The table below present's financial information about reported segments (in thousands):

                                                             SMOKELESS
                                                              TOBACCO               ROLL-YOUR-OWN              TOTAL
                                                              -------               -------------              -----
THREE MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------
Net Sales                                                        $ 12,902                  $ 5,128              $ 18,030
Adjusted EBITDA                                                     4,578                      863                 5,441

THREE MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------
Net Sales                                                        $ 14,315                  $ 3,593              $ 17,908
Adjusted EBITDA                                                     5,012                      366                 5,378

SIX MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------
Net Sales                                                        $ 23,405                 $ 15,372              $ 38,777
Adjusted EBITDA                                                     7,649                    5,640                13,289

SIX MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------
Net Sales                                                        $ 25,111                 $ 12,499              $ 37,610
Adjusted EBITDA                                                     7,920                    4,111                12,031


A reconciliation of Adjusted EBITDA to Consolidated Operating Income is as follows (in thousands):

                                                THREE MONTHS ENDED                               SIX MONTHS ENDED
                                    -------------------------------------------     --------------------------------------------
                                        JUNE 30, 1999         JUNE 30, 1998            JUNE 30, 1999          JUNE 30, 1998
                                        -------------         -------------            -------------          -------------
Adjusted EBITDA                             $   5,441            $   5,378                $   13,289           $   12,031
Depreciation Expense                            (450)                (450)                     (900)                (900)
Amortization Expense                          (1,373)              (1,392)                   (2,745)              (2,783)
Stock Option Expense                             (29)                (219)                      (58)                (490)
Postretirement Expense                           (97)                (125)                     (194)
                                            ---------            ---------                ----------           ----------
                                                                                                                    (250)

Operating Income                            $   3,492            $   3,192                $    9,392           $    7,608
                                            =========            =========                ==========           ==========

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

The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Discovery is currently ongoing and a trial date has been set for January 14, 2000. National Tobacco intends to defend the action vigorously.

Kentucky and Illinois Complaints. On July 15, 1998, North Atlantic Operating Company, Inc. ("NAOC"), a subsidiary of the Company, and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the Kentucky Complaint"). Republic Tobacco imports and sells RYO cigarette papers under the JOB and TOP brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point or purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

Republic Tobacco on June 30, 1998 filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of

Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint, in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

The Company has alleged that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted the Company's ability to expand the distribution of Zig-Zag RYO cigarette papers in the southeast, where sales have been historically underdeveloped.

The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint. With respect to the claims set forth in the Illinois Complaint, the Company has filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believes that Republic Tobacco's claims against the Company are without merit. The Company intends to vigorously defend the Illinois Complaint.

On April 9, 1999, the Court in the Illinois case ruled on the motion to dismiss, dismissing certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. Discovery is continuing.

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

In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. The Company was named in only six of the cases, five of which alleged consumption prior to the existence of the Company of products bearing the trademarks currently owned by the Company. The remaining case alleges lung cancer as the injury. The Company anticipates being dismissed from the first five cases, and intends to vigorously defend the remaining action.

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

The complaint alleges that "plaintiffs and plaintiffs' descendents suffer/had suffered from a form of cancer or vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaint further alleges that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs descendants and millions of Americans while knowing, but denying and concealing that their products cause diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth and throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a result of the use of smokeless tobacco.

The Akers complaint asserts 24 unspecified counts and seeks referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some "product." The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

Discovery and trials of all tobacco cases in West Virginia, including Akers and Allen, have been stayed pending a decision of whether to refer the tobacco cases to the West Virginia Mass Litigation Panel (the "MLP"). However, a motion to refer the tobacco cases to the MLP, made by the judge presiding over the Akers case, was rejected by the Chief Justice of the West Virginia Supreme Court as inadequately presented. No motion to refer is currently pending.

Although the Company believes that it has good defenses to the above actions in West Virginia and California, no assurance can be given that it will prevail. If the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position.

Other Regulatory Events. Regulations that had been issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999, have been delayed until December 31, 1999 to allow for further review.

In August 1995, the FDA published proposed rules for regulation of tobacco and tobacco products, including smokeless tobacco. Following a year of comment and revision, in August 1996 the FDA promulgated final rules, which were scheduled to take effect on August 1997, except for a portion of the rules prohibiting the sale of tobacco to persons under 18, which have become effective already. The FDA's regulations restrict access to tobacco and tobacco products, regulate tobacco labeling, and limit promotion and advertising of tobacco.

On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals, which subsequently ruled that the FDA statue does not provide this authority. The FDA has petitioned the Supreme Court of the United States for a writ of certiorari. On April 26, 1999, the Supreme Court granted the writ. Briefing is expected to be completed by October. No hearing date has been set.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

Net Sales. Net sales for the three months ended June 30, 1999 were $18.0 million, an increase of 0.6% or $0.1 million, from the prior year's period.

Net sales of the Smokeless Tobacco segment for the three months ended June 30, 1999, decreased 9.9% due to greater discounting in the industry and to a volume decrease in net pounds of 12.1% given the change to a cents-off strategy, both of which were partially offset by price increases in January and July 1998 and May 1999.

Net sales of the Roll-Your-Own segment when compared to the prior period's results increased 42.7% due primarily to a more successful Spring 1999 promotion as compared to that of 1998 and to increased sales of the expanded Make-Your-Own product line, which consists of smoking tobaccos and accessory products.

Gross Profit. Gross profit for the three months ended June 30, 1999, increased $0.3 million, or 2.6%, from the prior year's period due to the increase in net sales of the Roll-Your-Own segment described above. Gross profit of the Smokeless Tobacco segment decreased $0.6 million or 7.5% while gross profit of the Roll-Your-Own segment increased $0.9 million or 42.8%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1999, remained unchanged at $6.4 million as compared to the prior year's period.

Amortization of Goodwill. Amortization of goodwill for the three months ended June 30, 1999 also remained unchanged at $1.4 million as compared to the prior year's period.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $5.9 million for the three months ended June 30, 1999, from $6.1 million for the prior year's period. This decrease was the result of a lower average term loan balance as well as a lower average interest rate.

Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 51% based on projected earnings for 1999. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill.

Net Loss. Due to the factors described above, the net loss for the three months ended June 30, 1999, was $1.2 million compared to $1.3 million for the prior year's period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales. Net Sales for the six months ended June 30, 1999 were $38.8 million, an increase of 3.1% or $1.2 million, from the prior year's period.

Net Sales of the Smokeless Tobacco segment for the six months ended June 30, 1999 decreased 6.8% due to increased discounting practices in the industry and to a volume decrease in net pounds of 8.9%, both of which were partially offset by price increases in January and July 1998 and May 1999.

Net Sales of the Roll-Your-Own segment when compared to the prior period's results increased 23.0% due primarily to a more successful spring 1999 promotion as compared to that of 1998 and to increased sales of the expanded Make-Your-Own product line, which consists of smoking tobaccos and accessory products.

Gross Profit. Gross profit for the six months ended June 30, 1999 increased $1.1 million, or 4.8%, from the prior year's period due to the increase in net sales of the Roll-Your-Own segment described above. Gross profit of the Smokeless Tobacco segment decreased $0.9 million or 5.8% while gross profit of the Roll-Your-Own segment increased $2.0 million or 25.0%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 decreased 4.5% to $12.8 million from the prior year period's $13.4 million. This decrease was due primarily to a reduction in expenses as result of the changes in the Company's management structure and, secondarily, to the reduction in the free goods volume of the Smokeless Tobacco segment.

Amortization of Goodwill. Amortization of goodwill for the six months ended June 30, 1999 was $2.7 million compared to $2.8 million for the prior year's period.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $11.9 million for the six months ended June 30, 1999 from $12.5 million for the prior year's period. This decrease was the result of a lower average term loan balance as well as a lower average interest rate.

Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 51% based on projected earnings for 1999. The Company's estimated effective tax rate of 40% prior to accounting for the amortization of non-deductible goodwill.

Net Loss. Due to the factors described above, the net loss for the six months ended June 30, 1999 was $1.2 million compared to $2.2 million for the prior year's period.

LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 1999, working capital was $35.3 million compared to $42.0 million at December 31, 1998. This decrease was primarily the result of a revolving credit facility borrowing of $4.0 million in June, 1999 to fund short-term operating requirements. The Company had an undrawn availability of $20 million under its committed $25 million revolving credit facility as of June 30, 1999. The $4.0 million borrowing was paid in full on July 30, 1999. The Company will continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings.

The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that its National Tobacco subsidiary maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical and anticipated sales activity. The Company also believes that its NAOC subsidiary maintains adequate inventories of roll-your-own products based on its past and estimated future sales activity and that its supply of such inventory will remain stable for the foreseeable future.

The Company believes that any effect of inflation at current anticipated levels will be minimal. Historically, the Company has been able to increase prices at a rate greater than that of inflation and believes that, in general, this trend will continue. In addition, the Company has been able to maintain a relatively stable variable cost structure for its smokeless tobacco products in significant part due to its procurement and reformulation activities.

Given its current operation, the Company believes that its capital expenditure requirements for 1999 will approximate $750,000.

The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonable foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

YEAR 2000

During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000 " issues. This assessment included a review of all the company's hardware and software requirements. The Company developed and implemented a strategy for attaining Year 2000 compliance for its internal systems, which included modifying existing software, purchasing new software and acquiring new hardware. By March 1999, the Company had completed its internal compliance adjustments. By June 30, 1999, the Company completed its last dual-testing segment. The aggregate cost of the Company's Year 2000 compliance is estimated to be approximately $400,000.

The Company has identified significant service providers, vendors, suppliers and customers that are critical to its business operation and is assessing potential vulnerabilities arising from these third parties. Steps have been and are being undertaken in an attempt to ascertain their stage of readiness through interviews and other means. To the extent these third parties are not compliant, the Company will request a description of their plans to become "Year 2000" compliant. To the extent that these third parties have failed to certify by June 30, 1999 that they are Year 2000 compliant, the Company is assessing the impact of that failure on the Company's business and intends to take appropriate remedial action to the extent feasible. Currently, the Company feels that there is minimal exposure in this area due to the limited dependence on electronic components in the manufacturing process, the small numbers of major suppliers, and the preponderance of customers that are relatively unimpacted in terms of electronic data exchange. Further, the Company believes that it has taken all reasonable steps to minimize third party activity.

Due to the general uncertainty inherent in Year 2000 problems, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company will be unable to fully determine whether the consequence of Year 2000 failures will have a material impact on the Company's results of operation, liquidity or financial condition. The Company believes with the implementation of the new business systems and the completion of its various projects, the possibility of significant interruptions of normal operations has been mitigated to a reasonable business standard. If the present efforts to address the Company's Year 2000 compliance arrangements prove not to be successful or if the Company's service providers, vendors, and customers have, in fact, not successfully addressed their issues, the Company's results of operation, liquidity, and financial condition could be materially or adversely affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which delays the adoption until first quarter 2001. Management is currently evaluating the impact of these statements on the Company's future financial reporting.

FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance, achievement implied by these statements. Among the factors that could effect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, access to sufficient quantities of raw material or inventory, wholesale ordering patterns, product liability litigation and changes in tobacco products regulation.

The Company cautions the reader not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

Item 3.     Not Applicable

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings

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

The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Discovery is currently ongoing and a trial date has been set for January 14, 2000. National Tobacco intends to defend the action vigorously.

Kentucky and Illinois Complaints. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the Kentucky

Complaint"). Republic Tobacco imports and sells RYO cigarette papers under the JOB and TOP brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point or purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

Republic Tobacco on June 30, 1998 filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint, in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

The Company has alleged that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted the Company's ability to expand the distribution of Zig-Zag RYO cigarette papers in the southeast, where sales have been historically underdeveloped.

The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint. With respect to the claims set forth in the Illinois Complaint, the Company has filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believes that Republic Tobacco's claims against the Company are without merit. The Company intends to vigorously defend the Illinois Complaint.

On April 9, 1999, the Court in the Illinois case ruled on the motion to dismiss, dismissing certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. Discovery is continuing.

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

In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. The Company was named in only six of the cases, five of which alleged consumption prior to the existence of the Company of products bearing the trademarks currently owned by the Company. The remaining case alleges lung cancer as the injury. The Company anticipates being dismissed from the first five cases, and intends to vigorously defend the remaining action.

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

The complaint alleges that "plaintiffs and plaintiffs' descendents suffer/had suffered from a form of cancer of vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaint further alleges that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs descendants and millions of Americans while knowing, but denying and concealing that their products cause diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth and throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a result of the use of smokeless tobacco.

The Akers complaint asserts 24 unspecified counts and seeks referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some "product." The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

Discovery and trials of all tobacco cases in West Virginia, including Akers and Allen, have been stayed pending a decision of whether to refer the tobacco cases to the West Virginia Mass Litigation Panel (the "MLP"). However, a motion to refer the tobacco cases to the MLP, made by the judge presiding over the Akers case, was rejected by the Chief Justice of the West Virginia Supreme Court as inadequately presented. No motion to refer is currently pending.

Although the Company believes that it has good defenses to the above actions in West Virginia and California, no assurance can be given that it will prevail. If the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position.

Other Regulatory Events. Regulations that had been issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999 have been delayed until December 31, 1999 to allow for further review.

In August 1995, the FDA published proposed rules for regulation of tobacco and tobacco products, including smokeless tobacco. Following a year of comment and revision, in August 1996 the FDA promulgated final rules, which were scheduled to take effect on August 1997, except for a portion of the rules prohibiting the sale of tobacco to persons under 18, which have become effective already. The FDA's regulations restrict access to tobacco and tobacco products, regulate tobacco labeling, and limit promotion and advertising of tobacco.

On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals, which subsequently ruled that the FDA statue does not provide this authority. The FDA has petitioned the Supreme Court of the United States for a writ of certiorari. On April 26, 1999, the Supreme Court granted the writ. Briefing is expected to be completed by October. No hearing date has been set.

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

In Bollore, S.A. v. Import Warehouses, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing them to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Detroit. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. A full trial, to obtain permanent injunctive relief and damages, is currently scheduled for November 1999. Management believes that successful prosecution of this litigation will have a favorable impact on the paper business in the future.

Item 6.    Exhibits and Reports on Form 8-K

a.         Exhibits


Exhibit
Number          Description
------          -----------

27.1            Financial Data Schedule


b.         Reports on Form 8-K

           There were no reports on Form 8-K in the Second Quarter of 1998.

                                   SIGNATURES


           The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NORTH ATLANTIC TRADING COMPANY, INC.

                                     /s/ Thomas F. Helms, Jr.
                                     -------------------------------------------
Date: August 3, 1999                 Thomas F. Helms, Jr.
                                     President & Chief Executive Officer



                                     /s/ David I. Brunson
                                     -------------------------------------------
Date: August 3, 1999                 David I. Brunson
                                     Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit
Number          Description
------          -----------

27.1            Financial Data Schedule