Form 10-Q
period 1999-09-30
NORTH ATLANTIC TRADING CO INC
filed 1999-11-10
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999
                                          or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of September 30, 1999.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                                 September 30,                 December 31,
                                                                                     1999                          1998
                                                                                     ----                          ----
                                                                                  (Unaudited)
Current Assets:
      Cash                                                                      $       3,344                  $       2,817
      Accounts Receivable                                                               7,208                          5,486
      Inventory                                                                        55,686                         58,487
      Other Current Assets                                                              1,274                          1,274
                                                                                -------------                  -------------

           Total Current Assets                                                        67,512                         68,064

Property, Plant & Equipment (Net)                                                       6,254                          7,031

Deferred Income Taxes                                                                  31,717                         32,937

Deferred Financing Costs                                                                9,525                         11,232

Goodwill (Net)                                                                        135,910                        140,027

Other Assets                                                                            1,214                          1,016
                                                                                -------------                  -------------

           Total Assets                                                         $     252,132                  $     260,307
                                                                                =============                  =============

Current Liabilities:
      Accounts Payable                                                          $         466                  $         458
      Accrued Liabilities                                                               9,442                          3,696
      Deferred Income Taxes                                                             8,903                          8,903
      Current Portion of Long-Term Debt                                                13,151                         12,983
                                                                                -------------                  -------------

           Total Current Liabilities                                                   31,962                         26,040

Long-Term Debt                                                                        187,636                        202,603
Other Long-Term Liabilities                                                             7,700                          7,700
                                                                                -------------                  -------------

           Total Liabilities                                                          227,298                        236,343
                                                                                -------------                  -------------

Preferred Stock, net of discount of $1,300 and $1,400,
      respectively (Mandatory Redemption Value of $44,600 at 9/30/99
      and $40,500 at 12/31/98)                                                         43,268                         39,332
                                                                               --------------                 --------------

Stockholders' Deficit:
      Common Stock, voting, $.01 par value; authorized
           shares, 750,000; issued and outstanding shares,
           528,241                                                                          5                              5
      Common Stock, nonvoting, $.01 par value; authorized
           shares, 750,000; issued and outstanding shares,
           -0-                                                                              -                              -
Additional Paid-In Capital                                                              9,020                          9,020
      Loans to Stockholders for Stock Purchase                                           (243)                          (247)
      Accumulated Deficit                                                             (27,216)                       (24,146)
                                                                                --------------                 -------------

           Total Stockholders' Deficit                                                (18,434)                       (15,368)
                                                                                -------------                  -------------

           Total Liabilities and Stockholders' Deficit                          $     252,132                  $     260,307
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

                                                                                 Three Months                  Three Months
                                                                                     Ended                         Ended
                                                                              September 30, 1999            September 30, 1998
                                                                              ------------------            ------------------
Net Sales                                                                       $      29,801                  $      31,361

Cost of Sales                                                                           9,979                          9,915
                                                                                -------------                  -------------

           Gross Profit                                                                19,822                         21,446

Selling, General & Administrative Expenses                                              7,987                          7,285
Amortization of Goodwill                                                                1,373                          1,392
                                                                                -------------                  -------------

      Operating Income                                                                 10,462                         12,769

Interest Expense & Financing Costs, Net                                                 5,874                          6,267
      Other Expense (Income)                                                                2                             (7)
                                                                                -------------                  -------------

      Income Before Provision for Income Taxes                                          4,586                          6,509

Provision for Income Taxes                                                              2,495                          3,580
                                                                                -------------                  -------------

Net Income                                                                              2,091                          2,929

Preferred Stock Dividends                                                              (1,369)                        (1,219)
                                                                                -------------                 -------------

           Net Income Applicable to Common Shares                               $         722                  $       1,710
                                                                                =============                  =============

Net Income Per Common Share:
      Basic                                                                     $        1.37                  $       3.24
                                                                                =============                  =============
      Diluted                                                                   $        1.17                  $        2.75
                                                                                =============                  =============


Weighted Average Common Shares Outstanding:
      Basic                                                                             528.2                          528.2
                                                                                        =====                          =====
      Diluted                                                                           617.0                          621.5
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

                                                                                  Nine Months                   Nine Months
                                                                                     Ended                         Ended
                                                                              September 30, 1999            September 30, 1998
                                                                              ------------------            ------------------
Net Sales                                                                       $      68,578                  $      68,971

Cost of Sales                                                                          23,801                         23,716
                                                                                -------------                  -------------

           Gross Profit                                                                44,777                         45,255

Selling, General & Administrative Expenses                                             20,806                         20,704
Amortization of Goodwill                                                                4,117                          4,175
                                                                                -------------                  -------------

      Operating Income                                                                 19,854                         20,376

Interest Expense & Financing Costs, Net                                                17,771                         18,786
      Other Income                                                                         (3)                           (42)
                                                                                -------------                  -------------

      Income Before Provision for Income Taxes                                          2,086                          1,632

Provision for Income Taxes                                                              1,220                            898
                                                                                -------------                  -------------

Net Income                                                                                866                            734

Preferred Stock Dividends                                                              (3,936)                        (3,495)
                                                                                -------------                  -------------

           Net Loss Applicable to Common Shares                                 $      (3,070)                 $      (2,761)
                                                                                =============                  =============

Net Loss Per Common Share:
      Basic and Diluted                                                         $      (5.81)                  $      (5.23)
                                                                                =============                  =============

Weighted Average Common Shares Outstanding:
      Basic and Diluted                                                                 528.2                          528.2
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

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Nine Months                   Nine Months
                                                                                     Ended                         Ended
                                                                              September 30, 1999            September 30, 1998
                                                                              ------------------            ------------------
Cash Flows from Operating Activities:
      Net Income                                                                $         866                  $         734
      Adjustments to Reconcile Net Income
           to Net Cash  Provided by  Operating Activities:
           Provision for Income Taxes                                                   1,220                            898
           Depreciation                                                                 1,350                          1,350
           Amortization of Intangible Assets                                            4,117                          4,175
           Amortization of Deferred Financing Costs                                     1,707                          1,638
           Stock Option Expense                                                            87                            709
           Changes in Operating Assets and Liabilities:
                Accounts Receivable                                                    (1,722)                        (1,331)
                Inventory                                                               2,801                            324
                Income Tax Receivable                                                       -                          5,326
                Other Current Assets                                                        -                           (897)
                Accounts Payable                                                            8                           (209)
                Other Assets                                                             (198)                             -
                Accrued Expenses and Other                                              5,659                          3,330
                                                                                -------------                  -------------
                Net Cash Provided by Operating Activities                              15,895                         16,047
                                                                                -------------                  -------------

Cash Flows from Investing Activities:
      Capital Expenditures                                                               (573)                          (335)
                                                                                -------------                  -------------

                     Net Cash Used in Investing Activities                               (573)                          (335)
                                                                                -------------                  -------------

Cash Flows from Financing Activities:
      Proceeds from Revolving Credit Facility                                           4,000                          8,000
      Payments on Revolving Credit Facility                                            (4,000)                        (8,000)
      Payments on Term Loans                                                          (14,799)                       (12,251)
      Repayment of Loans to Stockholders for Stock Purchases                                4                              -
                                                                                -------------                  -------------

                     Net Cash Used In Financing Activities                            (14,795)                       (12,251)
                                                                                -------------                  -------------

                     Net Increase In Cash                                                 527                          3,461

Cash, Beginning of Period                                                               2,817                          4,087
                                                                                -------------                  -------------

Cash, End of Period                                                             $       3,344                  $       7,548
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

2.    INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

                                                                                 9/30/99                       12/31/98
                                                                                 -------                       --------
           Raw Materials and Work In Process                               $       1,801                  $       1,960
           Leaf Tobacco                                                           17,092                         19,679
           Finished Goods - Smokeless Tobacco                                      3,086                          3,074
           Finished Goods - Roll-Your-Own                                          6,637                          6,470
           Other                                                                     547                            381
                                                                           -------------                  -------------

                                                                                  29,163                         31,564
           LIFO Reserve                                                           26,523                         26,923
                                                                           -------------                  -------------
                                                                           $      55,686                  $      58,487
                                                                           =============                  =============

Based on currently available information, the Company has projected that it will experience a decrement in its LIFO inventory at year end. Accordingly, a provision has been made in the September 30, 1999 financial statements to record the estimated effect of such decrement on the third quarter earnings. The estimated impact of the projected decrease in LIFO inventory quantities resulted in a decrease in net income for the quarter of approximately $476 for the Smokeless Tobacco segment and an increase in net income for the quarter of approximately $15 for the Roll-Your-Own segment.

3.         PROVISION FOR INCOME TAXES

The provision for income taxes for the nine months ended September 30, 1999 has been computed based on the estimated annual effective income tax rate, which is expected to be 58.5%. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes.

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

                                                                                 9/30/99                      12/31/98
                                                                                 -------                      --------
           Current Assets                                                   $          -                  $           -
           Noncurrent Assets                                                     237,012                        247,140
           Current Liabilities                                                    24,372                         19,964
           Noncurrent Liabilities                                                187,636                        202,603
           Redeemable Preferred Stock                                             43,268                         39,332

      For the Nine Months Ended September 30:                                       1999                           1998
                                                                                    ----                           ----

           Equity in Earnings of Subsidiaries                               $     13,682                  $       9,425
           Net Income (Loss) Before Payment of Preferred
                Stock Dividends                                                      815                           (785)

5.    NET INCOME PER COMMON SHARE RECONCILIATION

The following is a reconciliation of the basic and diluted per share computations:

                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            ------------------                       -----------------
                                                     SEPTEMBER 30,     SEPTEMBER 30,          SEPTEMBER 30,     SEPTEMBER 30,
                                                          1999             1998                   1999              1998
                                                          ----             ----                   ----              ----
Net Income                                            $  2,091           $ 2,929                $   866            $  734
Less: Preferred Stock Dividends                        (1,369)           (1,219)                (3,936)           (3,495)
                                                       -------           -------              ---------          --------

Net Income (Loss) Available to Common Stockholders     $   722           $ 1,710              $ (3,070)          $(2,761)
                                                       =======           =======              =========          ========

Weighted Average Shares of Common Stock Outstanding:
      Basic                                              528.2             528.2                  528.2             528.2
      Effect of Dilutive Securities:
           Warrants                                       63.5              63.5                      -                 -
           Stock Options                                  25.3              29.8                      -                 -
                                                       -------           -------              ---------          --------
      Diluted                                            617.0             621.5                  528.2             528.2
                                                       =======           =======              =========          ========
Net Income (Loss) per Common Share
      Basic                                            $  1.37            $ 3.24              $  (5.81)          $ (5.23)
                                                       =======           =======              =========          ========
      Diluted                                          $  1.17            $ 2.75              $  (5.81)          $ (5.23)
                                                       =======           =======              =========          ========

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options and warrants were excluded from the computations for the nine months ended September 30, 1999 and September 30, 1998, as their effect is antidilutive.

6.         SEGMENT INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of product lines which comprise its two reportable segments: the Smokeless

Tobacco segment, which manufactures smokeless tobacco products that are distributed primarily through wholesale and food distributors in the United States, and the Roll-Your-Own segment, which imports and distributes cigarette papers and distributes Make-Your-Own smoking tobaccos and related accessory products through wholesale distributors in the United States.

Segment data includes a charge allocating all corporate costs to each operating segment. The Company evaluates the performance of its segments based on earnings before interest, taxes, depreciation, amortization, certain noncash charges and other income and expenses (Adjusted EBITDA).

The table below presents financial information about reported segments (in thousands):

                                                                       SMOKELESS
                                                                        TOBACCO            ROLL-YOUR-OWN           TOTAL
                                                                        -------            -------------           -----
THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------
Net Sales                                                               $ 12,474              $ 17,327             $ 29,801
Adjusted EBITDA                                                            3,886                 8,925               12,811

THREE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------
Net Sales                                                               $ 14,876              $ 16,485             $ 31,361
Adjusted EBITDA                                                            5,561                 9,394               14,955

NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------
Net Sales                                                               $ 35,880              $ 32,698             $ 68,578
Adjusted EBITDA                                                           11,535                14,565               26,100

NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------
Net Sales                                                               $ 39,987              $ 28,984             $ 68,971
Adjusted EBITDA                                                           13,480                13,505               26,985


A reconciliation of Adjusted EBITDA to Consolidated Operating Income is as follows (in thousands):

                                       THREE MONTHS ENDED                                           NINE MONTHS ENDED
                        ---------------------------------------------------    -----------------------------------------------------
                         SEPTEMBER 30, 1999         SEPTEMBER 30, 1998               SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                         ------------------         ------------------               ------------------          ------------------
Adjusted EBITDA                $  12,811                  $  14,955                         $  26,100                $  26,985
LIFO Adjustment                    (400)                          -                             (400)                        -
Depreciation Expense               (450)                      (450)                           (1,350)                  (1,350)
Amortization Expense             (1,373)                    (1,392)                           (4,118)                  (4,175)
Stock Option Expense                (29)                      (219)                              (87)                    (709)
Postretirement Expense              (97)                      (125)                             (291)                    (375)
                               ---------                  ---------                         ---------                ---------

Operating Income               $  10,462                  $  12,769                         $  19,854                $  20,376
                               =========                  =========                         =========                =========

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

Kentucky and Illinois Complaints. On July 15, 1998, North Atlantic Operating Company, Inc. ("NAOC"), a subsidiary of the Company, and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells RYO cigarette papers under the JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point of purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

On June 30, 1998, Republic Tobacco filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

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

On April 9, 1999, the Court in the Illinois case ruled on the motion to dismiss, dismissing certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. On September 17, 1999, Republic filed a Second Amended Complaint, which was substantially identical to the original complaint, except that it alleged a series of purportedly monopolistic practices on a regional market basis against the Company. The Company has filed a motion to dismiss the allegations for failure to state a claim on which relief could be granted. Briefing on the motion is complete.

Discovery is continuing in the case.

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

In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. The Company was named in only six of the cases, five of which alleged consumption prior to the existence of the Company of products bearing the trademarks currently owned by the Company. The remaining case alleges lung cancer as the injury. The Company has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

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

The Akers complaint asserts 24 unspecified counts and seeks referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some `product'." The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

Discovery of all tobacco-related actions in the State of West Virginia has been referred to a Mass Litigation Panel, and assigned to one judge.

On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECHNUT brand and Pinkerton's REDMAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability in negligence, strict liability, breach of warranty, fraud and variations on fraud and misrepresentation. The case has been removed to federal court.

Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position.

Other Events. Regulations that had been issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999, have been delayed until December 31, 1999 to allow for further review.

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

On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals, which subsequently ruled that the FDA statue does not provide this authority. The FDA has petitioned the Supreme Court of the United States for a writ of certiorari. On April 26, 1999, the Supreme Court granted the writ. Briefing is expected to be completed by October. The hearing before the Supreme Court has been set for December 1, 1999.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net sales for the three months ended September 30, 1999 were $29.8 million, a decrease of 5.0% or $1.6 million, from the prior year's period.

Net sales of the Smokeless Tobacco segment for the three months ended September 30, 1999, decreased 16.1% due to greater discounting in the industry and to a volume decrease in net pounds of 10.1%, which resulted, in part, from Management's decision to reduce free goods promotions, both of which were partially offset by a price increase in May 1999.

Net sales of the Roll-Your-Own segment when compared to the prior period's results increased 5.1% due primarily to a more successful Summer 1999 promotion as compared to that of 1998 and to increased sales of the expanded Make-Your-Own product line, which consists of smoking tobaccos and related accessory products.

Gross Profit. Gross profit for the three months ended September 30, 1999, decreased $1.6 million, or 7.6%, from the prior year's period due to the discounting and volume decrease of the Smokeless Tobacco segment described above and to the LIFO charge given the estimated year-end inventory position of the Company. Gross profit of the Smokeless Tobacco segment decreased $2.2 million or 22.3% while gross profit of the Roll-Your-Own segment increased $0.6 million or 5.0%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999, were $8.0 million, an increase of 9.6% or $0.7 million from the prior year's period. This increase was due primarily to increased promotional expenses related to the development and expansion of the Make-Your-Own product line as well as costs associated with combatting infringing and counterfeit Zig-Zag products.

Amortization of Goodwill. Amortization of goodwill for the three months ended September 30, 1999 remained unchanged at $1.4 million as compared to the prior year's period.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $5.9 million for the three months ended September 30, 1999, from $6.3 million for the prior year's period. This decrease was primarily the result of a lower average term loan balance.

Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 58.5% based on projected earnings for 1999. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill.

Net Income. Due to the factors described above, the net income for the three months ended September 30, 1999, was $2.1 million compared to $2.9 million for the prior year's period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net Sales for the nine months ended September 30, 1999 were $68.6 million, a decrease of 0.6% or $0.4 million, from the prior year's period.

Net Sales of the Smokeless Tobacco segment for the nine months ended September 30, 1999 decreased 10.3% due to increased discounting practices in the industry and to a volume decrease in net pounds of 10.9%, which resulted, in part, from Management's decision to reduce free goods promotions, both of which were partially offset by price increases in July 1998 and May 1999.

Net Sales of the Roll-Your-Own segment when compared to the prior period's results increased 12.8% due primarily to a more successful summer 1999 promotion as compared to that of 1998 and to increased sales of the Make-Your-Own product line.

Gross Profit. Gross profit for the nine months ended September 30, 1999 decreased $0.5 million, or 1.1%, from the prior year's period as the discounting and volume decrease of the Smokeless Tobacco segment described above more than offset the increased Net Sales of the Roll-Your-Own segment. In addition, gross profit was adversely impacted by the non-cash LIFO charge given the Company's estimated year-end inventory position. Gross profit of the Smokeless Tobacco segment decreased $3.1 million or 12.2% while gross profit of the Roll-Your-Own segment increased $2.6 million or 13.3%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased 0.5% to $20.8 million from the prior year period's $20.7 million.

Amortization of Goodwill. Amortization of goodwill for the nine months ended September 30, 1999 was $4.1 million compared to $4.2 million for the prior year's period.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $17.8 million for the nine months ended September 30, 1999 from $18.8 million for the prior year's period. This decrease was primarily the result of a lower average term loan balance.

Income Taxes. The income tax provision reflects the application of the estimated annual effective tax rate of 58.5% based on projected earnings for 1999. The Company's estimated effective tax rate was 40% prior to accounting for the amortization of non-deductible goodwill.

Net Income. Due to the factors described above, the net income for the nine months ended September 30, 1999 was $0.9 million compared to $0.7 million for the prior year's period.

LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 1999, working capital was $35.6 million compared to $42.0 million at December 31, 1998. This decrease was primarily the result of a decrease in inventory levels of $2.8 million and an increase in accrued interest expense of $4.2 million. The Company will continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $24 million under its committed $25 million revolving credit facility.

The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that its National Tobacco subsidiary maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical and anticipated sales activity. The Company also believes that its NAOC subsidiary maintains adequate inventories of roll-your-own products based on its past and estimated future sales activity and that its sources of supply of such inventories will remain stable for the foreseeable future.

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

Given its current operation, the Company believes that its capital expenditure requirements for 1999 will approximate $750,000, which includes costs associated with its Year 2000 compliance efforts.

The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonable foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

YEAR 2000

During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000 " issues. This assessment included a review of all the company's hardware and software requirements. The Company developed and implemented a strategy for attaining Year 2000 compliance for its internal systems, which included modifying existing software, purchasing new software and acquiring new hardware. By March 1999, the Company had completed its internal compliance. By June 30, 1999, the Company completed its last dual-testing segment. The aggregate cost of the Company's Year 2000 compliance was approximately $400,000.

The Company has identified significant service providers, vendors, suppliers and customers that are critical to its business operation and is assessing potential vulnerabilities arising from these third parties. Steps have been and are being undertaken in an attempt to ascertain their stage of readiness through interviews and other means. To the extent these third parties are not compliant, the Company will request a description of their plans to become "Year 2000" compliant. To the extent that these third parties fail to become Year 2000 compliant, the Company will assess the impact of that failure on the Company's businesses and intends to take appropriate remedial action to the extent feasible. Currently, the Company feels that there is minimal exposure in this area due to the limited dependence on electronic components in the manufacturing process, the small numbers of major suppliers, and the preponderance of customers that are relatively unimpacted in terms of electronic data exchange. Further, the Company believes that it has taken all reasonable steps to minimize third party activity.

Due to the general uncertainty inherent in Year 2000 problems, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company will be unable to fully determine whether the consequence of Year 2000 failures will have a material impact on the Company's results of operation, liquidity or financial condition. The Company believes with the implementation of the new business systems and the completion of its various projects, the possibility of significant interruptions of normal operations has been mitigated to a reasonable business standard. If the present efforts to address the Company's Year 2000 compliance arrangements prove not to be successful or if the Company's service providers, vendors, and customers have, in fact, not successfully addressed their issues, the Company's results of operation, liquidity, and financial condition could be materially and adversely affected.

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

Kentucky and Illinois Complaints. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells RYO cigarette papers under the JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point of purchase vendor displays for RYO cigarette papers by covering up the Zig-Zag brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

On June 30, 1998, Republic Tobacco filed a complaint against the Company and NAOC in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

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

On April 9, 1999, the Court in the Illinois case ruled on the motion to dismiss, dismissing certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. On September 17, 1999, Republic filed a Second Amended Complaint, which was substantially identical to the original complaint, except that it alleged a series of purportedly monopolistic practices on a regional market basis against the Company. The Company has filed a motion to dismiss the allegations for failure to state a claim on which relief could be granted. Briefing on the motion is complete.

Discovery is continuing in the case.

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

In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. The Company was named in only six of the cases, five of which alleged consumption prior to the existence of the Company of products bearing the trademarks currently owned by the Company. The remaining case alleges lung cancer as the injury. The Company has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

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

Discovery of all tobacco-related actions in the State of West Virginia has been referred to a Mass Litigation Panel, and assigned to one judge.

On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECHNUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud and variations on fraud and misrepresentation. The case has been removed to federal court.

Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position.

Regulatory and Other Events. Regulations that had been issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999 have been delayed until December 31, 1999 to allow for further review.

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

Briefing is expected to be completed by October. The hearing before the Supreme Court has been set for December 1, 1999.

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

In Bollore, S.A. v. Import Warehouses, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. A full trial, to obtain permanent injunctive relief and damages, is currently scheduled for December 1999 for one group of defendants and September 2000 for all other defendants. Management believes that successful prosecution of this litigation will have a favorable impact on its Roll-Your-Own cigarette paper business in the future.


Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits

Exhibit
Number          Description
------          -----------

27.1            Financial Data Schedule


           b.  Reports on Form 8-K

           There were no reports on Form 8-K in the Third Quarter of 1999.

                                   SIGNATURES


         The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NORTH ATLANTIC TRADING COMPANY, INC.

Date: November 9, 1999               /s/ Thomas F. Helms. Jr.
                                     ------------------------------------------
                                     Thomas F. Helms, Jr.
                                     President & Chief Executive Officer



Date: November 9, 1999               /s/ David I. Brunson
                                     ------------------------------------------
                                     David I. Brunson
                                     Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

27.1            Financial Data Schedule