Form 10-K405
period 1999-12-31
NORTH ATLANTIC TRADING CO INC
filed 2000-03-30
CIK 1042787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


COMMISSION FILE NUMBER 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                              13-3961898
 ------------------------------                              -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000, the only class of voting or non-voting common equity issued and outstanding is the Registrant's Voting Common Stock, par value $.01 per share, 100% of which is owned by 47 holders of record, 41 of whom are affiliates or employees of the Registrant. There is no trading market for the Voting Common Stock.

As of February 29, 2000, 528,241 shares of the Registrant's Voting Common Stock, par value $.01 per share, and no shares of the Registrant's Non-Voting Common Stock, par value $.01 per share, were outstanding.



NY2:\894705\01\J6CX01!.DOC\64980.0003

                      North Atlantic Trading Company, Inc.
                          1999 Form 10-K Annual Report


                                TABLE OF CONTENTS

                                                                                                                        PAGE

                                     PART I
     Item 1.         Business..............................................................................................1
     Item 2.         Properties...........................................................................................11
     Item 3.         Legal Proceedings....................................................................................11
     Item 4.         Submission of Matters to a Vote of Security Holders..................................................15

                                     PART II

     Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters.................................16
     Item 6.         Selected Financial Data..............................................................................16
     Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations................18
     Item 7A.        Quantitative and Qualitative Disclosures About Market Risk...........................................22
     Item 8.         Financial Statements and Supplementary Data..........................................................23
     Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................23

                                    PART III

     Item 10.        Directors and Executive Officers of the Registrant...................................................24
     Item 11.        Executive Compensation...............................................................................26
     Item 12.        Security Ownership of Certain Beneficial Owners and Management.......................................33
     Item 13.        Certain Relationships and Related Transactions.......................................................35

                                     PART IV

     Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................36


                                     PART I

Item 1.      Business

OVERVIEW

                     North Atlantic Trading Company, Inc. (the "Company") is a holding company, which is organized under the laws of the State of Delaware. During 1999 and currently, the Company is comprised of two significant wholly owned subsidiaries: National Tobacco Company, L.P. ("National Tobacco") and North Atlantic Operating Company, Inc. ("NAOC"). National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the brand names BEECH-NUT REGULAR, BEECH-NUT WINTERGREEN, TROPHY, HAVANA BLOSSOM and DURANGO. NAOC is the largest importer and distributor in the United States of roll-your-own ("RYO") cigarette papers and other tobacco-related products, which are sold under the ZIG-ZAG brand name pursuant to an exclusive long-term distribution agreement with Bollore, S.A. ("Bollore") and contract manufactures and distributes RYO and Make-Your-Own ("MYO") tobaccos and tobacco-related products under the ZIG-ZAG brand name.

RECENT EVENTS

                     On February 10, 2000, National Tobacco entered into a definitive Asset Purchase Agreement with Swedish Match North America Inc. ("Swedish Match"). Under the terms of this agreement, National Tobacco agreed to sell its chewing tobacco brands and related formulation, technology and inventory. The purchase price for these assets is $165 million. In addition, National Tobacco will continue to manufacture these brands for Swedish Match for a limited period of time following the sale under a transitional contract manufacturing arrangement. Pursuant to the agreement, National Tobacco has retained all of its existing liabilities, including but not limited to, product liabilities with respect to the time it owned the brands. All of National Tobacco's obligations under the agreement have been guaranteed by the Company. The transaction is subject to regulatory approval and other customary conditions and is expected to close shortly after such regulatory approval is obtained. As a result, the Company's new initiative is to focus on the RYO and MYO products sold under the ZIG-ZAG brand name. Such focus will impact how the Company's subsidiaries will be organized from sales, marketing and operational perspectives, and the Company is in the process of evaluating various alternatives.

EVOLUTION OF THE COMPANY

                     The Company was formed in 1997 to facilitate a corporate reorganization and related financing in connection with the simultaneous acquisition of NATC Holdings USA, Inc. ("NATC") and its ZIG-ZAG RYO cigarette paper business (the "Acquisition"). Prior to the Acquisition, National Tobacco and its corporate general partner, National Tobacco Finance Corporation ("NTFC"), were wholly owned subsidiaries of NTC Holding, LLC, a Delaware limited liability company ("LLC"). All of the outstanding interests in LLC, together with certain subordinated debt obligations, were acquired by the Company in connection with the Acquisition. LLC transferred all of its assets to the Company, including the limited and general partnership interests in National Tobacco, and was subsequently dissolved.

                     In 1988, Thomas F. Helms, Jr., Chairman and Chief Executive Officer, and an investor group led by Lehman Brothers, formed National Tobacco to acquire the smokeless tobacco division of Lorillard, which had introduced the popular BEECH-NUT brand in 1897. Together with the management team he assembled in connection with this initial buyout, Mr. Helms participated in two subsequent leveraged buyouts prior to 1997, all of which boosted the percentage of management ownership.

                     Upon consummation of the Acquisition, NATC and its operating subsidiary were merged into NAOC. NATC was originally formed by an investor group to acquire certain assets from UST, Inc. ("UST") in March 1993, including the exclusive rights to market and distribute ZIG-ZAG RYO cigarette papers in the United States, Canada and certain other international markets. In 1938, UST obtained the North American distribution rights for the ZIG-ZAG brands, which had been originally introduced in France in 1869, from Bollore, a major French industrial concern.

                     The Company's principal executive offices are located in New York, New York at 257 Park Avenue South, 7th Floor, New York, New York 10010, and its telephone number is (212) 253-8185.

BUSINESS STRATEGY

                     The Company's current business strategy, whether through internal growth or through acquisitions, is to (i) continue to cultivate the sales, marketing and distribution synergies of its subsidiaries; (ii) capitalize on the brand-name identity of its products; and (iii) increase operating efficiencies within the subsidiaries of the Company.

INDUSTRY AND MARKETS

                     The Company believes that the smokeless tobacco market, which includes loose leaf chewing tobacco, and the RYO cigarette paper market are each characterized by non-cyclical demand, brand loyalty, significant barriers to entry, minimal capital expenditure requirements, high profit margins, strong wholesale prices and the ability to generate strong and consistent free cash flows. Smokeless tobacco products, including chewing tobacco, have a long, established tradition of use in the United States dating back to colonial times. Loose leaf chewing tobacco has generally been most popular in the Southeast, Southwest, rural Northeast and North Central regions of the United States. An estimated 7 million Americans are regular users of smokeless tobacco products, according to the Smokeless Tobacco Council. The RYO cigarette market is a minor component of the overall United States cigarette industry which, if viewed as a part of that industry, would have an estimated share of 1%. In 1999, the United States cigarette industry sold in excess of 400 billion cigarettes, which were consumed by approximately 25% of the adult population.

Smokeless Tobacco

                     The smokeless tobacco industry is comprised of the five product categories listed below. The Company believes that many consumers of smokeless tobacco regularly use products in more than one of the following categories. In addition to the Company, other major manufacturers and marketers of smokeless tobacco include UST, Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. The Company currently offers only loose leaf chewing tobacco products; whereas, most other competitors offer more than a single smokeless category.

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

           Dry snuff is a powdered tobacco product, which is sometimes flavored and is packaged in a variety of containers.

                     According to information provided by the Smokeless Tobacco Council, manufacturers' sales for the smokeless tobacco industry were $991 million in 1989 and $1.92 billion in 1998, representing a compound annual growth rate of 6.8%. This increase is primarily related to the increase in manufacturers' sales of moist snuff which have grown from $608 million in 1989 to $1.51 billion in 1998, representing a compound annual growth rate of 9.5% and whose volume has grown from 39.9 million pounds in 1989 to 54.7 million pounds in 1998 for a compounded annual growth rate of 3.2%. Manufacturers' sales of loose leaf chewing tobacco were $280 million in 1989 and $327 million in 1998, representing a compound annual growth rate of 1.6% during the same period; however, its volume during this same period declined from 59.7 million pounds to
45.9 million pounds, a compound rate of decline of 2.6%.

Loose Leaf Chewing Tobacco

                     Loose leaf chewing tobacco products are typically sold through the following retail distribution channels (in order of importance): food stores, mass merchandisers, convenience stores, discount tobacco stores, chain and independent drug stores. Discount tobacco retailers are becoming an increasingly important distribution channel for all tobacco products, including loose leaf chewing tobacco, for their volume has grown to be approximately 20% of all tobacco sales. Certain retailers purchase loose leaf chewing tobacco direct from manufacturers, although most purchase through wholesale distributors.

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

PRODUCTS

                     Currently, the Company manufactures and markets loose leaf chewing tobacco and imports and distributes RYO cigarette papers and tobacco-related products and contract manufactures and markets RYO and MYO tobaccos and tobacco-related products.

Loose Leaf Chewing Tobacco

                     Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild, each accounting for approximately one half of industry volume. Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. The BEECH-NUT brands are available in two flavors: Regular and Wintergreen. BEECH-NUT REGULAR is a full-flavored product and ranks second in sales in the full-flavored loose leaf chewing tobacco category, and third overall. BEECH-NUT WINTERGREEN was introduced by Lorillard in 1979 and has the largest market share of any flavored loose leaf brand. National Tobacco introduced its TROPHY brand into the mild product category in 1992. In addition to the BEECH-NUT brands and TROPHY, National Tobacco currently produces a regional brand, HAVANA BLOSSOM, sold primarily in West Virginia, Pennsylvania and Ohio and a value brand, DURANGO, which was introduced in March 1998.

RYO Cigarette Papers and RYO and MYO Tobaccos and Related Products

                     RYO cigarette papers are sold in a variety of different widths and styles, primarily standard width ZIG-ZAG White, ZIG-ZAG 1 1/4 width French Orange and ZIG-ZAG Kutcorners, which is designed for easier hand-rolling. Other products sold under the ZIG-ZAG name are 1 1/2 RYO cigarette papers, Gold Standard and Classic American tobacco for roll-your-own-cigarettes, ZIG-ZAG cigarette rollers, cigarette tubes and tube injectors and a ZIG-ZAG waterproof paper that is sold in Canada.

SALES AND MARKETING

                     Currently, National Tobacco has a 107 person nationwide sales organization. Since January 1, 1998, National Tobacco and NAOC have operated under a Sales Representation Agreement, pursuant to which National Tobacco markets NAOC's products.

                     Historically, NAOC's sales force focused on wholesalers in the large chain convenience store, drug store and mass merchandising channels without calling on retail outlets, while National Tobacco's larger sales force called on both wholesalers and retail merchants in these channels as well as the food store and discount tobacco store channels. The Company believes that the resources and longstanding relationships of its sales force has enabled the Company to move each of its product lines into geographical markets and retail channels where they previously had been underrepresented.

                     National Tobacco's loose leaf chewing tobacco has historically been distributed through approximately 1,500 wholesale tobacco and food distributors. In 1999, BEECH-NUT REGULAR and TROPHY represented 48% and 31% of National Tobacco's loose leaf chewing tobacco sales. At the retail level, National Tobacco's loose leaf chewing tobacco products are promoted through in-store volume and price-discount programs and the use of innovative, high visibility point-of-purchase floor and shelf displays, banners and posters. National Tobacco has not been reliant upon nor does it conduct any print or media consumer advertising.

                     NAOC's RYO cigarette papers have historically been distributed through approximately 950 wholesale distributors. Sales by NAOC of its ZIG-ZAG White and ZIG-ZAG French Orange RYO cigarette papers are the most important products in terms of volume, accounting for in excess of 69% of NAOC's sales. The majority of ZIG-ZAG promotional activity is at the distributor level and consists of distributor promotions, trade shows and trade advertising.

                     The Company's largest customer is The McLane Company ("McLane"), which accounted for approximately 14.4% and 8.4% of its loose leaf chewing tobacco and RYO cigarette paper revenues in 1999, respectively. The Company believes that the loss of any other customer or distributor account would not have a material impact on the financial condition or operations of the Company.

TRADEMARKS AND TRADE SECRETS

                     National Tobacco has numerous registered trademarks relating to its loose leaf chewing tobacco products, including the trademarks for its BEECH-NUT and TROPHY products. These trademarks, which are significant to National Tobacco's business, expire periodically and are renewable for additional 20-year terms upon expiration. Flavor formulae relating to National Tobacco's and NAOC's tobacco products, which are key assets of their businesses, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark are owned by Bollore and have been licensed to NAOC; however, NAOC does own the ZIG-ZAG trademark with respect to certain tobacco products.

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

                     National Tobacco's loose leaf chewing tobacco is produced from air-cured leaf tobacco. National Tobacco utilizes tobaccos grown domestically in Pennsylvania and Wisconsin and imported from many countries, including, but not limited to, Argentina, Brazil, Columbia, France, Germany, Indonesia, Italy, Mexico, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to an agreement with Lancaster Leaf Tobacco Company of Pennsylvania ("Lancaster"), Lancaster (i) under instructions from National Tobacco, purchases and processes tobacco on an exclusive basis, (ii) stores tobacco inventory purchased on behalf of National Tobacco and (iii) generally maintains a 15- to 24-month supply of National Tobacco's various tobacco types at its facilities. National Tobacco generally maintains a one- to two-month operating supply of tobacco in its Louisville facility.

                     Other than raw tobacco, the ingredients used in National Tobacco's finished loose leaf chewing tobacco products include food grade flavorings approved by the FDA and other federal agencies. National Tobacco is not dependent upon any one supplier for those raw materials or for the supply of its products' packaging.

RYO Cigarette Paper

                     Under normal conditions, pursuant to the Distribution Agreements (as defined below), NAOC must purchase its RYO cigarette papers from Bollore. See "Distribution Agreements." To maintain a steady supply of product:
(i) NAOC may seek third-party suppliers and continue the use of the ZIG-ZAG trademark if Bollore is unable or unwilling to perform under the Distribution Agreements; and (ii) Bollore is required to maintain in a public warehouse in the United States a two-month supply of emergency inventory at Bollore's expense.

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

MANUFACTURING

                     National Tobacco manufactures its loose leaf chewing tobacco products and NAOC contracts for the manufacture of its RYO cigarette papers, cigarette tubes, tube injectors and RYO and MYO tobaccos. The Company believes that National Tobacco's production, quality control, research and development, facilities and equipment are vital to maintaining the high-quality brand image and operating efficiency of its loose leaf tobacco products.

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

Research and Development

                     National Tobacco has a research and development department that reformulates existing products in an effort to maintain a high level of product consistency and to facilitate the use of less costly raw materials without sacrificing product quality. The Company believes that for all of its tobacco products it has been and will be able to continue to develop cost effective blends of tobacco and flavorings that will maintain or reduce overall costs without compromising the high product quality.

                     The Company, primarily through National Tobacco, spent approximately $592,000, $553,000 and $532,000 on its research and development and quality control efforts for the years 1997, 1998 and 1999, respectively.

Facilities and Equipment

                     The Louisville, Kentucky plant, which is owned by National Tobacco, was formerly used by Lorillard for the manufacture of cigarettes, cigars and chewing tobacco. This approximately 600,000 square foot facility occupies a 26 acre urban site near downtown Louisville. The majority of the facility's structures sits on half of the total acres. The facilities are in good condition and have received regular maintenance and capital improvement. About two-thirds of the plant is currently utilized, thus, there is substantial excess manufacturing and storage capacity. The existing structures would provide ample space to accommodate an expansion of the Company's products.

COMPETITION

                     National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco and NAOC is the largest importer and distributor in North America of RYO cigarette papers. The other three principal competitors for loose leaf chewing tobacco sales, which, together with National Tobacco, generate approximately 95% of such sales, are Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. Due to increased competition with moist snuff, an alternative smokeless product that is used interchangeably by many loose leaf consumers, and in addition to the three previously named companies, the major competitor is UST, Inc., the largest moist snuff as well as the largest smokeless tobacco company in the United States. NAOC's two major competitors for RYO cigarette paper sales, which, together with

NAOC, generate approximately 95% of such sales, are Republic Tobacco Company and Imperial Tobacco Group plc. Certain competitors of the Company are better capitalized than the Company and have greater financial and other resources than those available to the Company. The Company believes that its strong market positions in its principal product lines are due to the high brand recognition and perceived quality of each of its products, its manufacturing and operating efficiencies, and its significant sales, marketing and distribution strengths.

EMPLOYEES

                     As of February 29, 2000, the Company employed a total of 256 full-time employees. All of the Company's operations are non-union, with the exception of 96 manufacturing employees, who are covered by three collective bargaining agreements. One of these agreements, covering 91 employees, will expire in December 2001. The other two agreements will expire during 2002.

REGULATION

                     The tobacco industry, particularly with respect to cigarettes, has been under public scrutiny for over thirty years. Industry critics include special interest groups, the Surgeon General and many legislators at the state and federal levels. Although the smokeless tobacco companies have recently come under some scrutiny, much of the focus has been directed at the cigarette industry due to its large size relative to the smokeless tobacco industry.

                     Producers of tobacco products are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations since the early 1970s has been a major cause of the overall decline in consumption of tobacco products. Moreover, the future trend is toward increasing regulation of the tobacco industry.

                     Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish the minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues has been introduced in the United States Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, additional warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration ("FDA"); (v) increase tobacco excise taxes; and (vi) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been enacted by Congress. Future enactment of such proposals or similar bills, depending upon their content, could have a material adverse effect on the sales, operations or financial condition of the Company.

                     In August 1995, the FDA published proposed rules for regulation of tobacco and tobacco products. Following a year of comment and revision, in August 1996 the FDA promulgated final rules which were scheduled to take effect in August 1997, except for a portion of the rules prohibiting the sale of tobacco to persons under 18, which had already become effective. The FDA's regulations sought to restrict access to tobacco and tobacco products, regulate tobacco labeling, and limit promotion and advertising of tobacco.

                     On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals, which subsequently ruled that the FDA statute does not provide this authority. The FDA petitioned the Supreme Court of the United States for a writ of certiorari. On April 26, 1999, the Supreme Court granted the writ. The hearing before the Supreme Court was held on December 1, 1999. On March 21, 2000, the Supreme Court affirmed the Fourth Circuit's decision, ruling that the FDA has no authority over tobacco products.

                     In 1996, Massachusetts enacted a statute which requires all tobacco companies to disclose information regarding the ingredients and nicotine content of their products, which information will, subject to certain conditions, be made publicly available. The ingredients of National Tobacco's products are considered by the Company to be proprietary and such disclosure could result in the manufacture and sale of imitations, which could have a material adverse effect on its tobacco business. On December 10, 1997, U.S. District Judge O'Toole (D. Mass.) entered a preliminary injunction on behalf of 5 smokeless tobacco companies (including National Tobacco) against the Attorney General of Massachusetts and the Commissioner of Public Health. The order bars the officials from taking any steps to enforce the ingredient-reporting requirements of the Massachusetts statute pending a trial on the merits. On November 6, 1998, the United States Court of Appeals for the First Circuit affirmed the injunction. The tobacco companies did not seek an injunction against the nicotine reporting requirements of the Massachusetts statute.

                     The district court set a schedule for the receipt and disposition of cross motions for summary judgement. The parties filed their motions on February 13, 1998. The cross motions were argued in June 1998. The district court has not acted with regard to such motions.

                     Regulations issued by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products which were to become effective August 1, 1999, were delayed until December 31, 1999 to allow for further review. The Attorney General made minor modifications to the regulations. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. However, the regulations have been stayed pending appeal, which is scheduled to be heard on April 7, 2000. The Massachusetts regulations, among other things, would restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

                     While there is no current regulation materially and adversely affecting the sale of RYO cigarette papers, there can be no assurance that federal, state or local regulations will not be enacted which will seek to regulate RYO cigarette papers. In the event such regulations are enacted, depending upon their parameters, they could have an adverse effect on the business of NAOC and the financial condition of the Company.

STATE ATTORNEY GENERAL SETTLEMENT AGREEMENTS

                     In November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General, signed two contracts: the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the best of the Company's knowledge, the only industry signatories to the MSA have been 23 cigarette manufacturers and/or distributors and the only signatory to the STMSA has been UST Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunction relief against certain tobacco products manufacturers and others and, in return, the industry signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations. The Company does not currently intend to participate in either settlement. There can be no assurance as to whether entering into one or both settlement agreements or choosing not to do so would have a material adverse effect on the Company's financial position, results of operations or cash flows.

                     In furtherance of the MSA, many states have enacted statutes requiring companies not participating in the MSA to deposit, on an annual basis, into qualified banks escrow account funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of RYO tobacco sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of settling. The Company is entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a judgment to that state plaintiff in the event of a judgment against the Company.

EXCISE TAXES

                     Tobacco products and RYO cigarette papers have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to federal excise tax. Smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. From July 1, 1986 through December 31, 1990, the excise tax on chewing tobacco was $0.08 per pound. Effective January 1, 1991 the federal excise tax on chewing tobacco was increased to $0.10 per pound, and again increased to $0.12 per pound effective January 1, 1993. Effective January 1, 2000, the tax was increased to $0.17 per pound.

                     Effective January 1, 2000, the excise tax on RYO cigarette paper is $.0106 per fifty papers, the tax on cigarette tubes is $.0213 per fifty tubes, and the tax on RYO tobacco is $.9567 per pound. Future enactment of increases in excise taxes could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of the passage or the enactment of future increases in excise taxes. Tobacco products and RYO cigarette papers are also subject to certain state and local taxes. Budget deficit concerns at the state level continue to exert pressure to increase tobacco excise taxes. From time to time, the imposition of state and local taxes has had limited impact on the National Tobacco's sales regionally. Any enactment of new state excise taxes or increase in existing excise taxes is likely to have an increasingly adverse effect on regional sales.

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

                     Each of the Distribution Agreements became effective on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial term of twenty years commencing from the effective date of such agreement and will be renewed automatically for successive twenty year terms unless sooner terminated in accordance with the provisions of such agreement. The Other Countries Distribution Agreement was for an initial term of ten years commencing from the effective date of such agreement and will be renewed automatically for successive ten year terms unless sooner terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which were exceeded in 1999 by a factor of 4.6 times in the U.S.; such minimum purchases are not applicable with respect to the Other Countries Distribution Agreement until the last three years of the initial term of such agreement) of RYO cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year, (ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company), (iii) upon a change of control of the NAOC or any parent of NAOC without the consent of Bollore, (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, RYO cigarette paper or RYO cigarette paper booklets of a competitor. Additionally, each of the Canada Distribution Agreement and the Other Countries Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

Item 2.      Properties

                     As of December 31, 1999, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 610,351 square feet. Of this footage, approximately 10,351 square feet are leased and approximately 600,000 are owned.

                     To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of nationwide manufacturing and distribution facilities. National Tobacco has one manufacturing and distribution facility located in Louisville, Kentucky and five other public warehouse distribution facilities in other locations throughout the United States.

                     The following table describes the principal properties of the Company (other than sales service centers, sales office space or warehouse space) as of December 31, 1999.

                                                 Square                Owned or
     Location                Principal Use       Feet                  Leased
     --------                -------------       ----                  ------

     New York, NY            Corporate           10,351                Leased
                             headquarters

     Louisville, KY          Loose leaf         600,000                Owned(1)
                             chewing tobacco
                             manufacturing,
                             R&D, warehousing
                             and distribution



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


----------------------------

(1) Encumbered by a mortgage securing all obligations and liabilities under the Senior Secured Facilities.

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

                     The complaint sought a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also sought an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Plaintiffs and defendants are in the process of negotiating a settlement, and the case has been dismissed pending the completion of those negotiations. Management does not expect that the terms of any settlement will have a materially adverse effect on the Company. If negotiations should fail, the Company would expect the case to be refiled.

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

                     On April 9, 1999, the Court in the Illinois cases ruled on the motion to dismiss, dismissing certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. On September 17, 1999, Republic filed a Second Amended Complaint, which was substantially identical to the original complaint, except that it alleged a series of purportedly monopolistic practices on a regional market basis against the Company. The Company filed a motion to dismiss the allegations for failure to state a claim on which relief could be granted. On December 23, 1999, the Court dismissed the new antitrust claims in Republic's Second Amended Complaint.

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

                     Discovery of all tobacco-related (cigarette, cigar and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. The Company was not named in any additional claims. Currently then as previously stated, the Company is named in one case in West Virginia, which alleges that lung cancer was caused by consuming the Company's chewing tobacco products.

                     On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss various counts have been filed and fully briefed. The hearing on the motion is currently scheduled for April 28, 2000.

                     Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

                     Regulatory and Other Events. Regulations issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999, have been delayed until December 31, 1999 to allow for further review. The Attorney General made minor modifications to the regulations. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. The regulations, however, have been stayed pending appeal, which is scheduled to be heard on April 7, 2000. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

                     In August 1995, the FDA published proposed rules for regulation of tobacco and tobacco products, including smokeless tobacco. Following a year of comment and revision, in August 1996 the FDA promulgated final rules, which were scheduled to take effect on August 1997, except for a portion of the rules prohibiting the sale of tobacco to persons under 18, which had already become effective. The FDA's regulations would restrict access to tobacco and tobacco products, regulate tobacco labeling, and limit promotion and advertising of tobacco.

                     On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals, which subsequently ruled that the FDA statue does not provide this authority. The FDA petitioned the Supreme Court of the United States for a writ of certiorari. On April 26, 1999, the Supreme Court granted the writ. The hearing before the Supreme Court was held on December 1, 1999. On March 21, 2000, the Supreme Court affirmed the Fourth Circuit's decision, ruling that the FDA has no authority over tobacco products.

                     In Bollore, S.A. v. Import Warehouses, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company are currently negotiating settlements with one group of defendants. A full trial, to obtain permanent injunctive relief and damages, is currently scheduled for September 2000 for all other defendants. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its RYO cigarette paper business.

                     For a description of other industry litigation in which the Company is a party, see Part I, Item 1. "Business--Regulation."

Item 4.      Submission of Matters to a Vote of Security Holders

                     None.

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters

                     There is no trading market for the Company's Voting Common Stock, par value $.01 per share (the "Common Stock"), and, as of February 29, 2000, such stock was held by 47 stockholders of record, 41 of whom are affiliates or employees of the Company.

                     There have been no dividends declared on the Company's Common Stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business; however, the Board of Directors will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. In addition, the payment of dividends by the Company is subject to certain restrictions contained in (i) the Company's senior secured credit facility and (ii) the indenture and certificate of designation, respectively, with regard to the Company's outstanding senior notes and preferred stock.

Item 6.      Selected Financial Data

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)

                     On February 10, 2000, National Tobacco announced that it had reached an agreement to sell certain smokeless tobacco assets to Swedish Match. Accordingly, the financial results for the smokeless tobacco segment are treated as discontinued operations for all periods presented herein. Consequently, revenues, operating costs and expenses, and other non-operating results for these businesses are excluded from the Company's results from continuing operations. The financial results of these businesses are presented in the Company's consolidated statements of operations in a single line item entitled "income from discontinued operations." The net assets of the discontinued segment, which consist primarily of inventories of $40.3 million and intangible assets of $29.0 million, each of which are to be sold, are included in the consolidated balance sheets and related footnotes. See further discussions in notes 18 and 20 to the consolidated financial statements.

                     The following table sets forth the consolidated selected statements of operations, balance sheet and other data for the Company and its predecessor for the periods indicated. The selected data is derived from the audited consolidated financial statements of the Company and its predecessor for such years. As described in the consolidated financial statements, the Company completed an acquisition of NATC and a recapitalization of the Company on June 25, 1997. Additionally, as described in the notes to the consolidated financial statements, the Company's predecessor was recapitalized on May 17, 1996 in connection with the formation of the Company. As such, the selected data of the Company and its predecessor are not comparable in certain respects due to the purchase accounting effect of this acquisition and these recapitalizations. This selected data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and its predecessor, and the related notes thereto, and the Management Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                                       The Company                    |        The Predecessor
                                                 ---------------------------------------------------- | ----------------------------
                                                       Year Ended December 31,                        |
                                                 ------------------------------------    Period from  | Period from      Year Ended
                                                                                          5/17/96 to  |  1/1/96 to      December 31,
                                                   1999          1998         1997(1)      12/31/96   |   5/16/96          1995
                                                 --------      --------     ----------   -----------  | ------------   -------------
                                                                                                      |
STATEMENT OF OPERATIONS DATA:                                                                         |
  Net Sales...................................   $48,647       $ 42,278      $ 30,643      $     --   |   $     --       $      --
                                                                                                      |
  Income (loss) from continuing operations                                                            |
    (net of preferred stock dividends of                                                              |
    $5,361 in 1999, $4,751 in 1998 and                                                                |
    $2,268 in 1997) applicable to common                                                              |
    shares....................................   (10,415)       (11,567)        2,240            --   |         --              --
                                                                                                      |
  Income from discontinued operations.........     6,649          7,823         2,906           383   |      1,132           2,505
                                                                                                      |
  Net Income/(Loss) applicable to common                                                              |
    Shares(2).................................    (3,766)        (3,744)       (1,975)          383   |      1,132           2,505
                                                                                                      |
  Basic earnings per common share:                                                                    |
    Income/(Loss) from continuing                                                                     |
    operations................................   ($19.72)       ($21.90)        $4.24            --   |         --              --
    Income from discontinued operations.......     12.59          14.81          5.50            --   |         --              --
    Extraordinary loss........................        --             --        (13.48)           --   |         --              --
                                                --------       --------      --------                 |
                                                                                                      |
    Net Loss applicable to common shares......    ($7.13)        ($7.09)       ($3.74)           --   |         --              --
                                                ========       ========      ========                 |
                                                                                                      |
  Diluted earnings per common share:                                                                  |
    Income/(Loss) from continuing                                                                     |
      operations..............................   ($19.72)       ($21.90)        $3.67            --   |         --              --
    Income from discontinued operations.......     12.59          14.81          4.76            --   |         --              --
    Extraordinary loss........................        --             --        (11.66)           --   |         --              --
                                                --------       --------      --------                 |
                                                                                                      |
    Net Loss applicable to common shares......    ($7.13)        ($7.09)       ($3.23)           --   |         --              --
                                                ========       ========      ========                 |
                                                                                                      |
BALANCE SHEET DATA (AT END OF PERIOD):                                                                |
  Total assets................................   243,602        260,307       273,083        96,553   |     81,887          80,517
  Total debt, including current                                                                       |
  maturities..................................   195,864        215,586       230,000        70,696   |     43,388          48,782
  Mandatorily redeemable preferred                                                                    |
  stock.......................................    44,693         39,332        34,581            --   |         --              --
OTHER DATA:                                                                                           |
  Adjusted EBITDA(3)..........................    37,689         38,503        32,668        10,885   |      4,810          13,939


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

Following is a reconciliation of net income to adjusted EBITDA:

                                                                   The Company                    |        The Predecessor
                                             ---------------------------------------------------- | ----------------------------
                                                   Year Ended December 31,                        |
                                             ------------------------------------    Period from  | Period from      Year Ended
                                                                                      5/17/96 to  |  1/1/96 to      December 31,
                                               1999          1998         1997         12/31/96   |   5/16/96          1995
                                             --------      --------     ---------    -----------  | ------------   -------------
                                                                                                  |
Loss from continuing operations            $   (5,054)    $ (6,816)     $ (2,613)            --   |          --              --
Income from discontinued operations             6,649        7,823         2,906            383   |       1,132           2,505
                                           -----------   ----------    ----------    -----------  |  -----------    ------------
                                                                                                  |
Net income .............................        1,595        1,007           293            383   |       1,132           2,505
   Interest expense, net................       23,488       24,927        18,361          6,398   |       2,453           7,239
   Income tax expense...................        3,813        3,213           852             --   |          --              --
   Depreciation.........................        1,923        1,687         1,619          1,034   |         454           1,073
   Amortization.........................        5,490        5,490         3,213            504   |         365             973
   Other (income) expense...............          (16)         (46)          (34)          (117)  |          (5)          1,336
                                                                                                  |
    Financial advisory fee expense......           --           --            --             --   |         114             300
   Unfunded pension obligation..........          594           --            --             --   |          --              --
                                                                                                  |
   LIFO adjustment......................          175          904          (129)         2,619   |         187             (53)
                                                                                                  |
   Stock option compensation expense....           70          819           900             --   |          --              --
                                                                                                  |
   Postretirement expense...............          557          502           472             64   |         110             443
                                                                                                  |
   Cumulative effective of accounting                                                             |
      change............................           --           --            --             --   |          --             123
                                                                                                  |
                                                                                                  |
   Extraordinary loss, net of income                                                              |
      tax benefit.......................           --           --         7,121             --   |          --              --
                                           -----------   ----------    ----------    -----------  |  -----------    ------------
                                                                                                  |
Adjusted EBITDA.........................     $ 37,689     $ 38,503      $ 32,668       $ 10,885   |    $  4,810        $ 13,939
                                           ===========   ==========    ==========    ===========  |  ===========    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

                     The discussion set forth below relates to the consolidated results of continuing operations and financial condition of the Company for the years ended December 31, 1999, 1998 and 1997. The following table sets forth certain statement of operations data and the related percentage of net sales as adjusted to give retroactive effect to the proposed disposition of selected smokeless tobacco assets (dollars in thousands):

                                                                                Year Ended December 31,
                                            -------------------------------------------------------------------------------------
                                                       1999                         1998                          1997
                                            ---------------------------   -------------------------   ---------------------------
Net Sales...............................       $  48,647         100.0%     $ 42,278        100.0%       $ 30,643         100.0%
Cost of sales...........................          15,028          30.9        12,546         29.7           9,485          30.9
                                            -------------    ----------   ------------    ---------   -------------    ----------

Gross Profit............................          33,619          69.1        29,732         70.3          21,158          69.1

Selling, general and
   administrative expenses..............          10,965          22.5         8,748         20.7           1,763           5.8


Amortization of goodwill................           4,691           9.7         4,691         11.1           2,410           7.9
                                            -------------    ----------   ------------    ---------   -------------    ----------

Operating income........................          17,963          36.9        16,293         38.5          16,985          55.4

Interest expense & financing costs, net.          23,710          48.7        25,164         59.5          13,605          44.4

Other income............................               4            --            --           --               2            --
                                            -------------    ----------   ------------    ---------   -------------    ----------

Income/(Loss) from continuing operations
before income tax benefit...............          (5,743)        (11.8)       (8,871)       (21.0)          3,382          11.0

Income tax benefit from continuing
operations..............................            (689)         (1.4)       (2,055)        (4.9)         (1,126)         (3.7)
                                            -------------    ----------   ------------    ---------   -------------    ----------

Income/(Loss) from continuing
operations..............................          (5,054)        (10.4)       (6,816)       (16.1)          4,508          14.7

Income from discontinued operations.....           6,649          13.7         7,823         18.5           2,906           9.5
                                            -------------    ----------   ------------    ---------   -------------    ----------


Income before extraordinary loss........           1,595           3.3         1,007          2.4           7,414          24.2

Extraordinary loss......................              --            --            --           --           7,121          23.2
                                            -------------    ----------   ------------    ---------   -------------    ----------

Net income..............................        $  1,595           3.3%     $  1,007          2.4%       $    293           1.0%
                                            =============    ==========   ============    =========   =============    ==========

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

                     Net Sales. For the year ended December 31, 1999, net sales were $48.7 million, an increase of 15.1% or $6.4 million from the prior year. This increase was due primarily to increased sales of the expanded Make-Your-Own product line, which consists of smoking tobaccos and accessory products.

                     Gross Profits. For the year ended December 31, 1999, gross profit increased 13.1% to $33.6 million from $29.7 million. Gross profit margin decreased to 69.1% from 70.3%. The decrease in gross profit margin was due to a change in product mix in connection with the full introduction of the MYO product line.

                     Currency. Currency movements and price increases are the primary adjustment factors for changes in costs of goods sold. Cigarette papers are purchased from Bollore on terms of net 45 days in French francs. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To hedge this risk, NAOC utilizes short-term forward currency contracts, through which NAOC secures French francs in order to provide payment for its monthly purchases of inventory. In addition, Bollore provides a contractual hedge against substantial currency fluctuation in its agreement with NAOC. For the year ended December 31, 1999, currency rates were favorable due to the strength of the U.S. dollar against the French franc. The Company was able to hedge its currency risk by utilizing short-term forward currency contracts. In the event that the French franc strengthens against the U.S. dollar, the Company will reassess its currency strategy.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 increased 25.4% to $11.0 million from the prior year's $8.7 million. This increase was due primarily to an increase in marketing and sales incentives related, in part, to the MYO product launch.

                     Amortization of Goodwill. Amortization of goodwill for the year ended December 31, 1999 remained unchanged at $4.7 million as compared to the prior year.

                     Interest Expense and Financing Costs. Interest expense and financing costs decreased to $23.7 million for the year ended December 31, 1999 from $25.2 million for the prior year. This decrease was the result of a lower average term loan balance.

                     Income Tax Benefit. Income tax benefit decreased to $0.7 million for the year ended December 31, 1999 from $2.1 million for the prior year.

                     Income from Discontinued Operations. Income from discontinued operations decreased $1.2 million or 15.0% to $6.6 million for the year ended December 31,1999 compared to the prior year. This was due primarily to a $2.4 million or 7.8% decrease in gross profit, reflecting an 11.5% volume decrease, which was partially offset by manufacturers' price increases during 1999. Selling, general and administrative expenses decreased $0.5 million and income tax expense decreased $0.8 million from the previous year.

                     Net Income. Due to the factors described above, net income increased $0.6 million to $1.6 million compared to the prior year.

 COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

                     Net Sales. For the year ended December 31, 1998, net sales were $42.3 million, an increase of 38.0% or $11.6 million, from the prior year. On June 25, 1997, the RYO segment was acquired and its operating results have been included thereafter.

                     Gross Profits. Gross profit for the year ended December 31, 1998 was $29.7 million, an increase of $8.6 million or 40.5% from the prior year, and the gross profit margin increased to 70.3% from 69.1%.

                     Currency. Currency movements and price increases are the primary adjustment factors for changes in costs of goods sold. Cigarette papers are purchased from Bollore on terms of net 45 days in French francs. Thus, NAOC bears certain foreign exchange risks in its inventory purchases. To hedge this risk, NAOC utilizes short-term forward currency contracts, through which NAOC secures French francs in order to provide payment for its monthly purchases of inventory. In addition, Bollore provides a contractual hedge against substantial currency fluctuation in its agreement with NAOC. For the year ended December 31, 1998, currency rates were favorable due to the strength of the U.S. dollar against the French franc. The Company was able to favorably hedge its currency risk by utilizing short-term forward currency contracts. In the event that the French franc strengthens against the U.S. dollar, the Company will reassess its currency strategy.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1998 increased to $8.7 million from the prior year's $1.8 million, due to the June acquisition of the RYO segment. Selling, general and administrative expenses were allocated to both continuing and discontinued operations for the year ended December 31, 1998, but not for the year ended December 31, 1997, thus, it is not practical or relevant to compare such expenses by segment.

                     Amortization of Goodwill. Amortization of goodwill for the year ended December 31, 1998 increased $2.3 million or 94.7% from the prior year due to the RYO acquisition in June. Substantially all of the increase was a result of having a full year's amortization in 1998 compared to only a partial year in 1997.

                     Interest Expense and Financing Costs. Interest expense and financing costs increased to $25.2 million for the year ended December 31, 1998 from $13.6 million for the prior year. This increase was due to having a full year's interest expense in 1998 compared to only a partial year in 1997, subsequent to the Acquisition and related recapitalization.

                     Income Tax Benefit. Income tax benefit increased to $2.1 million for the year ended December 31, 1998 from $1.1 million for the prior year.

                     Income from Discontinued Operations. Income from Discontinued Operations increased $4.9 million to $7.8 million for the year ended December 31, 1998. Gross profit decreased $4.5 million primarily due to a LIFO Inventory adjustment of $1.4 million and the implementation of a cents-off pricing strategy. In addition, selling, general and administrative expenses decreased $7.7 million due to the fact that such expenses were allocated to both continuing and discontinued operations in 1998. Interest expense decreased $5.1 million due to the acquisition and related recapitalization in 1997 and income tax expense increased $3.3 million.

                     Extraordinary Loss. The Company recorded an extraordinary loss of $7.l million (net of income tax benefit of $4.4 million) for the year ended December 31, 1997, which was associated with the write-off of deferred financing costs and the debt discount due to the recapitalization of the Company on June 25, 1997.

                     Net Income. Due to the factors described above, net income for the year ended December 31, 1998 was $1.0 million compared to $0.3 million for the prior year.

LIQUIDITY AND CAPITAL REQUIREMENTS

                     Working capital was $37.0 million at December 31, 1999 compared to $42.0 million at December 31, 1998. This decrease was primarily the result of a decrease in inventory of $5.0 million due to the Company's efforts in managing inventory levels. The Company funds its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. As of December 31, 1999, the Company had an undrawn availability of $24 million under its committed $25 million revolving credit facility.

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

                     For 1999, the Company spent $770,000 in capital expenditures. Given its current operation, the Company believes that its annual capital expenditure requirements for 2000 will be approximately $750,000.

                     Currently, the Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

                     Pursuant to the proposed asset sale, the Company will receive gross proceeds of $165 million and estimated after tax proceeds of $120 million. The Company intends to immediately repay its Senior Secured Term Facility and will review and evaluate various alternatives for the use of the remaining funds, such as capital investments, acquisitions and further reductions of indebtedness.

YEAR 2000 PROJECT

                     During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000" issues. This assessment included a review of all of the Company's hardware and software requirements. The Company developed and implemented a strategy for attaining "Year 2000" compliance for its internal systems, which included modifying existing software, purchasing new software and acquiring new hardware. To date, the Company has not experienced any problems with the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

                     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt this statement in the Company's first quarter 2001 reporting, as described below.

                     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS No. 133 effective for fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 as of January 1, 2001. This adoption is not expected to have a material impact on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

                     The Company cautions you that certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance, achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, the proposed asset sale, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, access to sufficient quantities of raw material or inventory, wholesale ordering patterns, product liability litigation and changes in tobacco products regulation.

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

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

                     Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to term and revolving loans under its senior secured credit facility. The Company's credit facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by the Federal Reserve or National Westminster Bank plc. The Company does not speculate on the future direction of interest rates. As of December 31, 1999, approximately $40.9 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

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

                     NAOC regularly reviews its hedging programs and may as part of this review determine at any time to change its hedging policy. As of December 31, 1999, NAOC did not have any outstanding commitment under forward currency contracts.

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

                     None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

                     The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company as of the date of this filing. See "Election of Directors."

Name                                          Age        Position
----                                          ---        --------
Thomas F. Helms, Jr.....................      59         Chief Executive Officer, President and Chairman of the Board
David I. Brunson........................      49         Executive  Vice  President--Finance  and  Administration, Chief Financial
                                                         Officer, Treasurer, Secretary  and Director
Jack Africk.............................      71         Director
Leonard D. Pickett......................      44         Director
Arnold Sheiffer.........................      67         Director


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

                     Jack Africk. Jack Africk has been a Director since October 1997. In December 1998 he resigned from his positions as President and Chief Operating Officer of the Company and each of its subsidiaries (other than IFT), having held those positions since January 1998. From February to December 1998, Mr. Africk was also a Director of each of the Company's corporate subsidiaries. Beginning in 1996 and until the consummation of the Acquisition, he was Chief Executive Officer of NATC. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC. Mr. Africk is a former Vice Chairman of UST. From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as Chairman of the Board of Evolution Partners and as a Director of Tanger Factory Outlets and Crown Central Petroleum.

                     Leonard D. Pickett. Leonard Pickett has served as a Director of the Company since January 31, 2000. Since January 1997 Mr. Pickett has been the President and Chief Executive Officer of Crosman Corporation. For more than five years prior to joining Crosman Corporation, Mr. Pickett was President of Pexco Holdings, Inc. and Chairman of Worldwide Sports and Recreation, Inc., holding companies with interests in various businesses. Mr. Pickett is a C.P.A., having began his career with Deloitte and Touche.

                     Arnold Sheiffer. Arnold Sheiffer has served as a Director of the Company since June 1997. He has also served as a member of the Audit and Compensation Committees of the Board of Directors since November and December 1997, respectively. Mr. Sheiffer has been a Director of Spanish Broadcasting System, Inc. since 1994 and a Managing Director of Shenkman Capital Management, Inc. since 1995. From 1990 to 1994, he was President and Chief Operating Officer of Katz Media Corp., and prior to that, Managing Partner of A. Sheiffer and Company, Certified Public Accountants. He currently is Chairman and Chief Executive Officer of SmartRoute Systems, Inc., a nationwide provider of real time traffic.

ELECTION OF DIRECTORS

                     Pursuant to the terms of an Exchange and Stockholders' Agreement, dated as of June 25, 1997, among the Company and certain of the stockholders of the Company (the "Stockholders' Agreement"), Mr. Helms has the ability to elect all of the directors of the Company unless dividends are not paid in cash to the holders of the Company's Senior Preferred Stock when such dividends are required to be paid in cash, in which event such holders have the right to elect two directors. Messrs. Helms and Brunson have served as directors of the Company since June 17, 1997 following the formation of the Company. Mr. Scheiffer has served as a director since June 25, 1997, the date the Acquisition was consummated. Mr. Africk has served as a director since October 1997. Mr. Kim
S. Fennebresque, a director since October 1997, served as a director until his resignation in December 1999. Mr. Pickett was elected by the Board of Directors of the Company to serve as a director in January 2000. Each director is to serve until the next annual meeting of shareholders (or written consent in lieu thereof) and until his successor is elected and duly qualified.

                     None of the present directors is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940, except as indicated above. No family relationships exist between any director and executive officer of the Company.

COMMITTEES OF THE BOARD

                     In 1999, the Board of Directors initially appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and an Administration Committee. With the decision to reduce the size of the Company's Board of Directors to five directors, the Board decided to disband the Executive Committee effective March 31, 1999. The members of the Audit and Compensation Committees for 1999 were Messrs. Fennebresque, until his resignation, and Sheiffer. The sole member of the Administration Committee, which administers the Company's 1997 Share Incentive Plan, was Thomas F. Helms, Jr.

Item 11.       Executive Compensation

                     The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the Chief Executive Officer and Executive Vice-President of the Company (the "Executive Officers") for the fiscal years ended December 31, 1997, 1998 and 1999 (each person appearing in the table is referred to as a "Named Executive"):

                           SUMMARY COMPENSATION TABLE

                                                                                Annual Compensation
                                                                                -------------------              All Other
NAME AND PRINCIPAL POSITION                                  Year            Salary ($)       Bonus ($)        Compensation ($)
---------------------------                                  ----            ----------       ---------        ----------------
Thomas F. Helms, Jr. .................................       1999              $525,000             $0          $48,320 (1)
      Chief Executive Officer and President                  1998               441,108        175,000          163,799 (2)
                                                             1997               343,172         79,372           37,901 (3)

David I. Brunson......................................       1999               354,231        300,000           18,793 (4)
      Executive Vice President--Finance and                  1998               333,339        450,000           13,980 (5)
      Administration and Chief Financial Officer             1997               200,099             --           62,253 (6)


---------------------

(1) Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, and contributions by the Company of $6,403 to a defined contribution plan.

(2) Includes insurance premiums of $34,132 paid by the Company with respect to term life insurance, contributions by the Company of $4,800 to a defined contribution plan and payment of a $124,867 non-cash bonus in satisfaction of an employee loan.

(3) Includes insurance premiums of $33,151 paid by the Company with respect to term life insurance, contributions by the Company of $4,750 to a defined contribution plan.

(4) Includes insurance premiums of $12,930 paid by the Company with respect to term life and disability insurance and contributions by the Company of $6,403 to a defined contribution plan.

(5) Includes insurance premiums of $9,180 paid by the Company with respect to term life insurance and contributions by the Company of $4,800 to a defined contribution plan.

(6) Includes insurance premiums of $9,180 paid by the Company with respect to term life insurance and payment of $37,333 pursuant to an employment contract.

STOCK OPTIONS

                     The Company did not award any stock options to any of the Named Executives during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                     Thomas F. Helms, Jr. is the sole member of the Company's Administration Committee and was, until October 1997, the sole director of the Board of Directors of NTFC. As such, he performed the equivalent function of a compensation committee for these entities. Mr. Helms' relationship with NTFC, National Tobacco, and the Company is set forth under "Board of Directors and Executive Officers." On April 26, 1988 and December 15, 1988, Thomas F. Helms, Jr., President and Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interests in National Tobacco and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp. issued a promissory note to the Company in the aggregate principal amount of $886,900, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686.30 to cover certain income tax liabilities of Helms Management Corp. resulting from the conversion of LLC to a "C" corporation in connection with the Acquisition. Upon execution of the $886,900 note, the prior notes issued by Mr. Helms were cancelled. The current note bears interest at the rate of 6.5% per annum and has a final maturity on March 31, 2003. On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned conversion of LLC. This note bears interest at the rate of 6.5% per annum and has a final maturity on December 31, 2003. As of January 24, 1999, the aggregate amount outstanding under the above notes was approximately $1,036,900.

COMPENSATION OF DIRECTORS

                     Generally, directors who do not receive compensation as officers, employees or consultants of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees. In addition to compensation he receives as a consultant, Jack Africk receives additional compensation of $25,000 in his capacity as a member of the Company's Board of Directors. During 1999 and in addition to his compensation as a director, Kim S. Fennebresque also received compensation of $25,000 in his capacity as Chairman of the Company's Audit and Compensation Committees and compensation of $12,500 for his services as an ad hoc member of the Executive Committee until March 31, 1999, the date this committee was disbanded.

EMPLOYMENT AND CONSULTING AGREEMENTS

THOMAS F. HELMS JR.

                     Thomas F. Helms, Jr., Chief Executive Officer of the Company, has an employment agreement with the Company (the "Helms Employment Agreement") pursuant to which Mr. Helms is currently receiving an annual base salary of $525,000 which is reviewed annually, plus a bonus in accordance with the Company's Executive Plan (as defined). The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms will receive various other benefits, including life insurance and health, hospitalization, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, except that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I. BRUNSON

                     David I. Brunson, Executive Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 (as so amended and restated, the "Brunson Employment Agreement"). Pursuant to the Brunson Employment Agreement, Mr. Brunson is currently receiving an annual base salary of $365,000, which is reviewed annually, plus a bonus in accordance with the Company's Executive Plan. The Brunson Employment Agreement provides for a term ending on the later of April 30, 2002 or the second anniversary of the date notice of termination is first given, and is terminable at will except with respect to severance. Mr. Brunson received signing and stay bonuses, each in the amount of $300,000, upon the execution of the Brunson Employment Agreement and on February 28, 1999, respectively. In addition, Mr. Brunson will receive various other benefits, including life insurance and medical, disability, pension benefits, club memberships, stock options and reimbursements of certain expenses. The Brunson Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Brunson's employment and for any subsequent period during which severance is paid to Mr. Brunson.

                     In the event Mr. Brunson resigns for good reason or is terminated without cause, he is entitled to receive his annual base salary, and a pro rated bonus (based on the highest bonus paid to Mr. Brunson during the preceding two years) for the remainder of the term of employment. Any options or shares of restricted stock granted to Mr. Brunson vest in full as of the date of such termination. In addition, Mr. Brunson would also have the option to require the Company to repurchase at fair market value all or a portion of his shares of the Company's common stock. In the event of his termination within twelve months following the occurrence of a change of control of the Company, Mr. Brunson will receive a lump sum cash payment equal to three times the sum of (a) his current annual base salary and (b) the highest bonus paid to Mr. Brunson pursuant to the Executive Plan during the preceding two years. If Mr. Brunson's employment is terminated for any other reason, he will receive his accrued and unpaid salary and bonus to the date of termination.

                     Pursuant to a non-qualified stock option agreement, Mr. Brunson was granted options to purchase 30,928 shares of Common Stock of the Company. One-third of these options were vested as of the closing of the Acquisition and one-third of these options were vested on each of the first two anniversaries of the date of his employment, April 23, 1997. In connection with the exercise of such options and subject to certain limitations, including a requirement that Mr. Brunson shall not leave, resign or be terminated for cause, the Company has agreed to pay Mr. Brunson an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

                     On December 6, 1999, Mr. Brunson also reached an agreement with Mr. Helms that upon the closing of a divestiture, either in whole or in part, of National Tobacco, Mr. Brunson would receive a cash bonus equal to one-percent (1%) of the total transaction value.

JACK AFRICK

                     Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company (the "Africk Employment Agreement") effective December 31, 1998, but continues to serve as a member of the Company's Board of Directors and, as described below, as a consultant to the Company.

                     In connection with Mr. Africk's resignation, he and the Company agreed to enter into a consulting agreement (the "1999 Consulting Agreement").

                     Pursuant to the 1999 Consulting Agreement, Mr. Africk is to provide consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The 1999 Consulting Agreement is subject to annual renewals on 90 days notice.

                     During his tenure as President and Chief Operating Officer and pursuant to a non-qualified stock option agreement, Mr. Africk was granted options to purchase 14,962 shares of Common Stock of the Company, all of which were vested in full as of December 31, 1998. In connection with Mr. Africk's resignation, the Company agreed to extend the exercise period for these options until their expiration date on July 28, 2012. The Company also agreed that, as had been previously provided in the Africk Employment Agreement, the Company would pay Mr. Africk an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

RETIREMENT PLAN

                     The table below illustrates the approximate amounts of annual normal retirement benefits payable under the Company's Retirement Plan (as defined herein).

                                                       Annual Benefits at Retirement with
                                                          Years of Credited Service(1)
    Average
 Compensation          10                15                20                25                30                35
 ------------      ----------        ----------        ----------        ----------        ----------        ----------
  $125,000          $ 15,000          $ 22,500          $ 30,000          $ 37,500           $ 45,000          $ 52,500
   150,000            18,000            27,000            36,000            45,000             54,000            63,000
   175,000            21,000            31,500            42,000            52,500             63,000            73,500
   200,000            24,000            36,000            48,000            60,000             72,000            84,000
   225,000            27,000            40,500            54,000            67,500             81,000            94,500
   250,000            30,000            45,000            60,000            75,000             90,000           105,000
   300,000            36,000            54,000            72,000            90,000            108,000           126,000
   400,000            48,000            72,000            96,000           120,000            144,000           168,000
   450,000            54,000            81,000           108,000           135,000            162,000           189,000
   500,000            60,000            90,000           120,000           150,000            180,000           210,000


--------------------------

(1) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.

                     The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

                     A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment, or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executives are as follows: Thomas F. Helms, Jr., 12 years; and David I. Brunson, 2 years.

BONUS PLANS

                     In March 1999, the Compensation Committee of the Company's Board of Directors adopted the 1999 Executive Incentive Plan (the "Executive Plan"), the 1999 Management Bonus Plan (the "Management Plan") and the 1999 Discretionary Bonus Plan (the "Discretionary Plan"). The Executive Plan provides executive members of the Company with the opportunity to receive bonus pay based on the Company's annual EBITDA performance, subject to approval of the Board of Directors, acting on advice of the Compensation Committee, to make discretionary bonus payments to one or more participants in the Executive Plan. The Management Plan provides certain members of senior management with the opportunity to receive bonus pay based on the Company's annual EBITDA performance as well as individual performance of participants, subject to approval of Executive Management, acting on advice of the Compensation Committee, to make discretionary bonus payments. Under the Discretionary Bonus Plan, the Executive Committee may provide discretionary bonus payments to employees who are not participants in any other bonus plan established by the Company based on individual levels of performance.

1997 SHARE INCENTIVE PLAN

                     The Board of Directors of the Company has adopted, and the Company's stockholders have approved, the North Atlantic Trading Company, Inc. 1997 Share Incentive Plan (the "Incentive Plan").

                     The Incentive Plan is intended to provide incentives which will attract and retain highly competent persons as key employees of the Company and its subsidiaries by providing them opportunities to acquire shares of stock or to receive monetary payments based on the value of such shares pursuant to the Benefits (as defined).

Shares Available

                     The Incentive Plan makes available for Benefits an aggregate amount of 61,856 shares of Common Stock (59,760 of which have been granted), subject to certain adjustments. Any shares of Common Stock subject to a stock option or stock appreciation right which for any reason is cancelled or terminated without having been exercised, and subject to limited exceptions, any shares subject to stock awards, performance awards or stock units which are forfeited, any shares subject to performance awards settled in cash or any shares delivered to the Company as part of full payment for the exercise of a stock option or stock appreciation right shall again be available for Benefits under the Incentive Plan.

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

Stock Appreciation Rights (SARs)

                     The Incentive Plan authorizes the Administration Committee to grant a SAR either in tandem with a stock option or independent of a stock option. An SAR is a right to receive a payment, in cash or Common Stock, equal to the excess of (x) the fair market value, or other specified valuation (which shall not be greater than the fair market value), of a specified number of shares of Common Stock on the date the right is exercised over (y) the fair market value, or other specified valuation (which shall not be less than fair market value), of such shares of Common Stock on the date the right is granted, all as determined by the Administration Committee. Each SAR shall be subject to such terms and conditions, as the Administration Committee shall impose from time to time.

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

Performance Awards

                     The Incentive Plan allows for the grant of performance awards which may take the form of shares of Common Stock or stock units, or any combination thereof and which may constitute Performance-Based Awards. Such awards will be contingent upon the attainment over a period to be determined by the Administration Committee of certain performance goals. The length of the performance period, the performance goals to be achieved and the measure of whether and to what degree such goals have been achieved will be determined by the Administration Committee. Payment of earned performance awards will be made in accordance with terms and conditions prescribed or authorized by the Administration Committee. The participant may elect to defer, or the Administration Committee may require the deferral of, the receipt of performance awards upon such terms, as the Administration Committee deems appropriate.

Stock Units

                     The Administration Committee may, in its discretion, grant Stock Units to participants, which may constitute Performance-Based Awards. A "Stock Unit" means a notational account representing one share of Common Stock. The Administration Committee determines the criteria for the vesting of Stock Units and whether a participant granted a Stock Unit should be entitled to Dividend Equivalent rights (as defined in the Incentive Plan). Upon vesting of a Stock Unit, unless the Administration Committee has determined to defer payment with respect to such unit or a participant has elected to defer payment, shares of Common Stock representing the Stock Units will be distributed to the participant unless the Administration Committee, with the consent of the participant, provides for the payment of the Stock Units in cash, or partly in cash and partly in shares of Common Stock, equal to the value of the shares of Common Stock which would otherwise be distributed to the participant.

Other Terms of Benefits

                     The Incentive Plan provides that Benefits shall not be transferable other than by will or the laws of descent and distribution. The Administration Committee shall determine the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability, or retirement. Notwithstanding the foregoing, other than with respect to incentive stock options, the Administration Committee may permit the transferability of an award by a participant to members of the participant's immediate family or trusts for the benefit of such person or family partnerships. Upon the grant of any Benefit under the Incentive Plan, the Administration Committee may, by way of an agreement with the participant, establish such other terms, conditions, restrictions and/or limitations covering the grant of the Benefit as are not inconsistent with the Incentive Plan. No Benefit shall be granted under the Incentive Plan after June 25, 2007. The Board of Directors reserves the right to amend, suspend or terminate the Incentive Plan at any time, subject to the rights of participants with respect to any outstanding Benefits.

                     The Incentive Plan contains provisions for equitable adjustment of Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.


Item 12.       Security Ownership of Certain Beneficial Owners and Management

                     The table below sets forth certain information regarding the beneficial ownership of Common Stock as of March 1, 2000 by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each Director and Named Executive of the Company and (iii) all Directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner's address is c/o North Atlantic Trading Company, Inc., 257 Park Avenue South, 7th Floor, New York, New York 10010-7304.

                                                                                          Percent Owned(a)
                                                                             ------------------------------------------
                                                                                Before Exercise        After Exercise
    Beneficial Owner                                   Number of Shares            of Warrants           of Warrants
    ----------------                                   ----------------          -------------         -------------
    Thomas F. Helms, Jr. (b)(c)......................      478,911                    90.7%                80.9%
        Helms Management Corp.
    David I. Brunson(d)..............................      304,478                    54.5                 48.9
    Herbert Morris(b)................................       37,990                     7.2                  6.4
        Flowing Velvet Productions, Inc.
        3 Points of View
        Warwick, New York 10990
    Maurice R. Langston(b)...........................       37,038                     7.0                  6.3
        Langston Enterprises, Inc.
    Alan R. Minsterketter(b).........................       27,613                     5.2                  4.7
        Alan M. Inc.
    Jack Africk(e)...................................       21,212                     3.9                  3.5
    Arnold Sheiffer..................................       11,225                     2.1                  1.9
    Leonard D. Pickett...............................           --                      --                   --
    DIRECTORS AND EXECUTIVE OFFICERS
        AS A GROUP (5 PERSONS) (C) (D) (E)...........      490,136                    92.8%                82.8%


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

(c) Helms Management Corp. owns 271,300 shares of Common Stock, which represents approximately 51.4% of the outstanding shares assuming that none of the outstanding warrants are exercised, or 45.8% of the outstanding shares that all such warrants are exercised. The 271,300 shares owned by Helms Management Corp. are subject to a voting trust agreement pursuant to which Mr. Helms and David I. Brunson exercise certain voting powers and which may result in each of them being deemed a beneficial owner of such shares. See "Voting Trust Agreement." Because of Mr. Helms' ability to vote an additional 151,231 shares of Common Stock held by members of the Company's management in respect of the election of the Company's directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "Stockholders' Agreement." In connection with the transfer of 18,390 shares of Common Stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 37,990 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Productions, Inc. See "Voting Agreement."

(d) Includes 2,250 shares of Common Stock, 30,928 shares subject to currently exercisable stock options and 271,300 shares owned by Helms Management Corp. that are subject to a voting trust agreement pursuant to which Mr. Brunson exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "Voting Trust Agreement." In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.

(e) Includes 6,250 shares of Common Stock held by the Africk Family Foundation, Inc., of which Mr. Africk is the trustee and which may result in his being deemed a beneficial owner of such shares. In addition, 14,962 shares are subject to currently exercisable stock options.

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

                     In addition, in connection with the transfer of 18,390 shares of Common Stock pursuant to the Stockholders' Agreement, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company.

VOTING TRUST AGREEMENT

                     Thomas F. Helms, Jr. and David I. Brunson are voting trustees under a Voting Trust Agreement with Helms Management Corp. Helms Management Corp. owns 271,300 shares of Common Stock in the Company, 240,000 of which are subject to the Voting Trust Agreement. Pursuant to the Voting Trust

Agreement, the voting trustees have the power to vote the shares subject to the Voting Trust Agreement in connection with the election of directors and any other matters. The holder of the voting trust certificate may remove at any time any of the voting trustees and replace any of them with a successor. As voting trustees under the Voting Trust Agreement, Messrs. Helms and Brunson are entitled to three votes and one vote, respectively. Unless terminated by the certificate holder, the Voting Trust Agreement will terminate on December 17, 2012.

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

Item 13.       Certain Relationships and Related Transactions

                     On March 24, 1998, Mr. Brunson purchased 2,250 shares of Common Stock from the Company at a price of $40 per share. As part of the purchase price, Mr. Brunson issued a note to the Company in the aggregate principal amount of $60,000. The note bears interest at 6.5% per annum and has a final maturity on March 31, 2003.

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

                     The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                          INDEX TO FINANCIAL STATEMENTS


NORTH ATLANTIC TRADING COMPANY, INC.                                                                                PAGE

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants.............................................................................      F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998..................................................      F-2
Consolidated Statements of Operations for the
      years ended December 31, 1999, 1998, and 1997...........................................................      F-3
Consolidated Statements of Cash Flows for the
      years ended December 31, 1999, 1998, and 1997.                                                                F-4
Consolidated Statements of Changes in Stockholders' Deficit for the
      years ended December 31, 1999, 1998, and 1997...........................................................      F-5
Notes to Consolidated Financial Statements....................................................................      F-6


                               2.  Financial Statement Schedules:

                     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                               3.  See the accompanying Index to Exhibits, which
precedes the Exhibits filed with this Form 10-K.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1*         --   Asset Purchase Agreement, dated February 10, 2000, between
                  National Tobacco Company, L.P. and Swedish Match North America
                  Inc.

3.1(a)       --   Restated Certificate of Incorporation of North Atlantic
                  Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a)(i) the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997).

3.1(b)       --   Certificate of Incorporation of North Atlantic Operating
                  Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

3.1(c)       --   Certificate of Amendment of Certificate of Incorporation of
                  North Atlantic Operating Company, Inc., filed June 17, 1997
                  (incorporated herein by reference to Exhibit 3.1(b)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(d)       --   Restated Certificate of Incorporation of National Tobacco
                  Finance Corporation, filed April 24, 1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(e)       --   Amended and Restated Certificate of Limited Partnership of
                  National Tobacco Company, L.P., filed May 17, 1996
                  (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(f)       --   Certificate of Incorporation of International Flavors and
                  Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

3.1(g)       --   Certificate of Amendment of Certificate of Incorporation of
                  International Flavors and Technology, Inc., filed February 19,
                  1998 (incorporated herein by reference to Exhibit 3.1(e)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(a)       --   Amended and Restated Bylaws of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(b)       --   Bylaws of North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 3.2(b) to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.2(c)       --   Bylaws of National Tobacco Finance Corporation (incorporated herein by reference to Exhibit 3.2(c) to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

3.2(d)       --   Third Amended and Restated Agreement of Limited Partnership of
                  National Tobacco Company, L.P., effective May 17, 1996
                  (incorporated herein by reference to Exhibit 3.2(d)(i) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2 (e)      --   Amendment No. 1 to Third Amended and Restated Agreement of
                  Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

3.2(f)       --   Bylaws of International Flavors and Technology, Inc.
                  (incorporated herein by reference to Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(g) *     --   Amendment No. 2 to the Third Amended and Restated Agreement of
                  Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000.

3.3          --   Certificate of Designation of 12% Senior Exchange
                  Payment-In-Kind Preferred Stock of North Atlantic Trading
                  Company, Inc., filed July 22, 1997 (incorporated herein by reference to Exhibit 3.3(b) to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

4.1          --   Indenture, dated as of June 25, 1997, among North Atlantic
                  Trading Company, Inc., as issuer, National Tobacco Company,
                  L.P., North Atlantic Operating Company, Inc. and National
                  Tobacco Finance Corporation, as guarantors, and United States
                  Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

4.2          --   First Supplemental Indenture, dated as of February 26, 1998,
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

9.1          --   Exchange and Stockholders' Agreement, dated as of June 25,
                  1997, by and between North Atlantic Trading Company, Inc. and those stockholders signatory thereto (incorporated herein by reference to Exhibit 9 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

9.2          --   Voting Trust Agreement, dated as of December 17, 1997, among
                  Thomas F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

9.3 *        --   Amendment No. 1 to Voting Trust Agreement, dated as of August
                  2, 1999, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp.

10.1         --   Third Amended and Restated Purchasing and Processing
                  Agreement, dated as of June 25, 1997, between National Tobacco
                  Company, L.P. and Lancaster Leaf Tobacco Company of
                  Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No.
                  333-31931) on Form S-4 filed with the Commission on September
                  3, 1997).

10.2+        --   Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

10.3+        --   Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

10.4+        --   Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

10.5+        --   Restated Amendment, dated as of June 25, 1997, between Bollore
                  Technologies, S.A. and North Atlantic Operating Company, Inc.
                  (incorporated herein by reference to Exhibit 10.5 to Amendment
                  No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                  S-4 filed with the Commission on September 3, 1997).

10.6         --   Warrant Agreement, dated as of June 25, 1997, between North
                  Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.7++       --   1997 Share Incentive Plan of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.8++       --   Employment Agreement, dated May 17, 1996, between North
                  Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.
                  (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.9 ++      --   Employment Agreement, dated April 14, 1997, between National
                  Tobacco Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10++      --   Letter Agreement, dated April 23, 1997, between Thomas F.
                  Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to
                  Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11++      --   Nonqualified Stock Option Agreement, dated as of June 25,
                  1997, between North Atlantic Trading Company, Inc. and David
                  I. Brunson (incorporated herein by reference to Exhibit
                  10.18(c) to Amendment No. 1 to Registration Statement (Reg.
                  No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12++      --   Amendment No. 1, dated and effective September 2, 1997, to the
                  Nonqualified Stock Option Agreement, dated as of June 25,
                  1997, between North Atlantic Trading Company, Inc. and David
                  I. Brunson (incorporated herein by reference to Exhibit
                  10.18(d) to Amendment No. 1 to Registration Statement (Reg.
                  No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.13++      --   Amendment No. 2, dated as of December 31, 1997, to the
                  Nonqualified Stock Option Agreement, dated as of June 25,
                  1997, between North Atlantic Trading Company, Inc. and David
                  I. Brunson (incorporated herein by reference to Exhibit
                  10.18(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.14++      --   Consulting Agreement, dated as of June 25, 1997, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.15        --   Credit Agreement, dated as of June 25, 1997, among North
                  Atlantic Trading Company, Inc., the various lending institutions referenced therein, Gleacher NatWest, Inc., as arranging agent, and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

10.16        --   Subsidiary Guaranty, dated as of June 25, 1997, made by North
                  Atlantic Operating Company, Inc., National Tobacco Finance
                  Corporation, and National Tobacco Company, L.P. in favor of
                  National Westminster Bank plc, as administrative agent for certain lending institutions (incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

10.17        --   Security Agreement, dated as of June 25, 1997, among North
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

10.18        --   Pledge Agreement, dated as of June 25, 1997, made by North
                  Atlantic Trading Company, Inc., North Atlantic Operating
                  Company, Inc., National Tobacco Finance Corporation, and
                  National Tobacco Company, L.P., in favor of National
                  Westminster Bank plc, as collateral agent for certain secured creditors (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement (Reg. No.
                  333-31931) on Form S-4 filed with the Commission on September
                  3, 1997).

10.19++      --   National Tobacco Company Management Bonus Program
                  (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.20++      --   Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading
                  Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.21++      --   Assignment and Assumption, dated as of January 1, 1998,
                  between National Tobacco Company, L.P. and North Atlantic
                  Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.22+       --   Amendment, dated October 27, 1997, to Amended and Restated
                  Distribution and License Agreements, between Bollore and North
                  Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.23        --   Sales Representative Agreement, effective as of January 1,
                  1998, between National Tobacco Company, L.P. and North
                  Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.24        --   Amendment to Credit Agreement, dated as of June 5, 1998, among
                  North Atlantic Trading Company, Inc., the various lending institutions referenced therein, and National Westminster Bank plc, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.25++      --   Amended and Restated Employment Agreement dated as of April
                  30, 1998, between North Atlantic Trading Company, Inc. and
                  David I. Brunson (incorporated herein by reference to Exhibit
                  10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.26        --   Option Grant Letter, dated April 30, 1998, from Helms
                  Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.27        --   Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on 10-Q for the fiscal quarter ended June
                  30, 1998).

10.28        --   Amendment, dated as of February 1, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.29        --   Consent, dated as of March 12, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.30        --   Subscription Agreement, dated as of March 24, 1998, between
                  North Atlantic Trading Company, Inc. and David I. Brunson
                  (incorporated herein by reference to Exhibit--10.42 to the Registrant's Report on 10-Q for the fiscal quarter ended March
                  31, 1998).

10.31        --   Promissory Note, dated March 24, 1998, issued by David I.
                  Brunson in favor of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 10.44 to the Registrant's Report on 10-Q for the fiscal quarter ended March
                  31, 1998).

10.32        --   Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on 10-Q for the fiscal quarter ended June
                  30, 1998).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.33++*     --   Letter Agreement dated December 6, 1999, between North
                  Atlantic Trading Company, Inc. and David I. Brunson.

10.34++*     --   Letter Agreement, dated September 24, 1999, between North
                  Atlantic Trading Company, Inc. and Jack Africk.

10.35++*     --   North Atlantic Trading Company, Inc. 1999 Executive Incentive
                  Plan.

10.36++*     --   North Atlantic Trading Company, Inc. 1999 Management Bonus
                  Plan

21           --   Subsidiaries of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 21 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 31, 1998).

27 *         --   Financial Data Schedules.


                               * Filed herewith.

                               + Portions of this agreement have been omitted
                     pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

                               ++ Management contracts or compensatory plan or
                     arrangement required to be filed as an exhibit pursuant to
                     Item 14(c) of the rules governing the preparation of this Report.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2000
                                    NORTH ATLANTIC TRADING COMPANY, INC.

                                    By: /s/ Thomas F. Helms, Jr.
                                        ----------------------------------
                                        Thomas F. Helms, Jr.
                                        Chairman and Chief Executive Officer


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

SIGNATURE                                TITLE                                        DATE
---------                                -----                                        ----
 /s/    Thomas F. Helms, Jr.             Chairman of the Board                        March 29, 2000
------------------------------------     and Chief Executive Officer
        Thomas F. Helms, Jr.             (Principal Executive Officer)



 /s/    David I. Brunson                 Director, Executive Vice President           March 29, 2000
------------------------------------     Finance and Administration, Chief
        David I. Brunson                 Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



 /s/    Jack Africk                      Director                                     March 29, 2000
------------------------------------
        Jack Africk



 /s/    Leonard D. Pickett               Director                                     March 29, 2000
------------------------------------
        Leonard D. Pickett



 /s/    Arnold Sheiffer                  Director                                     March 29, 2000
------------------------------------
        Arnold Sheiffer


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit present fairly, in all material respects, the financial position of North Atlantic Trading Company, Inc. and Subsidiaries (the Company) at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PriceWaterhouseCoopers LLP



February 11, 2000

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


    ASSETS                                                                                 1999               1998
                                                                                     -----------------  -----------------
Current assets:
Cash                                                                                        $   2,885          $   2,817
Accounts receivable                                                                             4,984              5,486
Inventories                                                                                    53,499             58,487
Income taxes receivable                                                                           175                  -
Other current assets                                                                            1,688              1,274
                                                                                     -----------------  -----------------

Total current assets                                                                           63,231             68,064

Property, plant and equipment, net                                                              5,878              7,031
Deferred income taxes                                                                          29,718             32,937
Deferred financing costs                                                                        8,956             11,232
Goodwill, net                                                                                 134,537            140,027
Other assets                                                                                    1,283              1,016
                                                                                     -----------------  -----------------

Total assets                                                                                $ 243,603          $ 260,307
                                                                                     =================  =================

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                             $    314           $    458
Accrued expenses                                                                                3,176              3,696
Deferred income taxes                                                                           9,718              8,903
Current portion of notes payable and long-term debt                                            13,002             12,983
                                                                                     -----------------  -----------------

Total current liabilities                                                                      26,210             26,040

Notes payable and long-term debt                                                              182,862            202,603
Other long-term liabilities                                                                     8,851              7,700
                                                                                     -----------------  -----------------

Total liabilities                                                                             217,923            236,343
                                                                                     -----------------  -----------------

Preferred stock, net of unamortized discount of $1,259 in 1999 and $1,400 in
1998; mandatory redemption value of $45,700 in 1999 and $40,500
in 1998                                                                                        44,693             39,332
                                                                                     -----------------  -----------------

Stockholders' deficit:
Common stock, voting, $.01 par value; authorized shares, 750,000;
issued and outstanding shares, 528,241                                                              5                  5
Common stock, nonvoting, $.01 par value; authorized shares, 750,000;
issued and outstanding shares, -0-                                                                             -
Additional paid-in capital                                                                      9,078              9,020
Loans to stockholders for stock purchases                                                        (184)              (247)
Accumulated deficit                                                                           (27,912)           (24,146)
                                                                                     -----------------  -----------------

Total stockholders' deficit                                                                   (19,013)           (15,368)
                                                                                     -----------------  -----------------

     Total liabilities and stockholders' deficit                                            $ 243,603          $ 260,307
                                                                                     =================  =================

                        The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                      1999                 1998                  1997
                                                                ------------------   ------------------   -------------------
Net sales                                                               $  48,647            $  42,278             $  30,643
Cost of sales                                                              15,028               12,546                 9,485
                                                                ------------------   ------------------   -------------------

Gross profit                                                               33,619               29,732                21,158

Selling, general and administrative expenses                               10,965                8,748                 1,763
Amortization of Goodwill                                                    4,691                4,691                 2,410
                                                                ------------------   ------------------   -------------------

Operating income                                                           17,963               16,293                16,985

Interest expense and financing costs                                       23,710               25,164                13,605
Other income                                                                    4                    -                     2
                                                                ------------------   ------------------   -------------------

Income (loss) from continuing operations
before income tax benefit                                                  (5,743)              (8,871)                3,382

Income tax benefit from continuing operations                                (689)              (2,055)               (1,126)
                                                                ------------------   ------------------   -------------------

Income (loss) from continuing operations                                   (5,054)              (6,816)                4,508

Income from discontinued operations, net of income
tax expense of $4,502, $5,268 and $1,978                                    6,649                7,823                 2,906
                                                                ------------------   ------------------   -------------------

Income before extraordinary loss                                            1,595                1,007                 7,414

Extraordinary loss, net of income tax benefit of $4,365                         -                    -                 7,121
                                                                ------------------   ------------------   -------------------

Net income                                                                  1,595                1,007                   293

Preferred stock dividends                                                   5,361                4,751                 2,268
                                                                ------------------   ------------------   -------------------

Net loss applicable to common shares                                    $  (3,766)           $  (3,744)            $  (1,975)
                                                                ==================   ==================   ===================

Basic earnings per common share:
Income (loss) from continuing operations                                $  (19.72)           $  (21.90)             $   4.24
Income from discontinued operations                                         12.59                14.81                  5.50
Extraordinary loss                                                              -                    -                (13.48)
                                                                ------------------   ------------------   -------------------

Net loss                                                                $   (7.13)           $   (7.09)            $   (3.74)
                                                                ==================   ==================   ===================

Diluted earnings per common share:
Income (loss) from continuing operations                                $  (19.72)           $  (21.90)             $   3.67
Income from discontinued operations                                         12.59                14.81                  4.76
Extraordinary loss                                                              -                    -                (11.66)
                                                                ------------------   ------------------   -------------------

Net loss                                                                $   (7.13)           $   (7.09)            $   (3.23)
                                                                ==================   ==================   ===================

Weighted average common shares outstanding:
Basic                                                                     528,241              528,241               528,241
Diluted                                                                   528,241              528,241               610,911


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


                                                                           1999               1998               1997
                                                                     -----------------  -----------------   ----------------
Cash flows from operating activities:
Net income                                                                 $    1,595         $    1,007          $     293
Adjustments to reconcile net income to net
cash provided by operating activities:
Extraordinary loss, net of income tax benefit of $4,365                             -                  -              7,121
Depreciation                                                                    1,923              1,687              1,619
Amortization of goodwill                                                        5,490              5,490              3,213
Amortization of deferred financing costs and debt discount                      2,276              2,274              2,104
Change in accrued pension liabilities                                             594                190                167
Change in accrued postretirement liabilities                                      557                502                472
Compensation expense                                                               70                819                900
Deferred income taxes                                                           4,034              3,336               (922)
Changes in operating assets and liabilities:
Accounts receivable                                                               502               (853)              (264)
Inventories                                                                     4,988             (2,377)            (1,135)
Other current assets                                                             (414)                47              3,565
Income tax receivable                                                            (175)             5,326              1,144
Other assets                                                                     (267)              (775)               (50)
Accounts payable                                                                 (144)              (201)               896
Borrowings under inventory financing agreement                                      -                  -              6,565
Payments on borrowings under inventory financing agreement                          -                  -            (10,622)
Accrued expenses and other                                                       (533)            (2,770)            (2,543)
                                                                     -----------------  -----------------   ----------------

Net cash provided by operating activities                                      20,496             13,702             12,523
                                                                     -----------------  -----------------   ----------------

Cash flows from investing activities:
Acquisition of business, net of cash acquired of $597                               -                  -           (156,818)
Capital expenditures, net                                                        (770)              (467)              (704)
                                                                     -----------------  -----------------   ----------------

Net cash used in investing activities                                            (770)              (467)          (157,522)
                                                                     -----------------  -----------------   ----------------

Cash flows from financing activities:
Payments on senior term loans                                                 (19,721)           (14,414)           (50,750)
Proceeds from term loans                                                            -                  -             85,000
Proceeds from senior notes                                                          -                  -            155,000
Payments on revolving loans                                                         -                  -             (1,550)
Proceeds from revolving loans                                                       -                  -              1,550
Proceeds from subordinated notes payable                                            -                  -                576
Payments on subordinated notes payable                                              -                  -            (21,082)
Payments on inventory financing agreements                                          -                  -            (12,904)
Payments of deferred financing costs                                                -                  -            (13,917)
Payment on capital lease                                                            -                  -                 (9)
Proceeds from issuance of preferred stock and warrants                              -                  -             34,000
Redemption of warrants                                                              -                  -            (27,000)
Increase in preferred interest                                                      -                  -                198
Redemption of preferred interest                                                    -                  -             (2,935)
Capital contributions                                                               -                  -                712
Net loans to stockholders for stock purchases                                      63                (91)               (11)
                                                                     -----------------  -----------------   ----------------

Net cash provided by (used in) financing activities                           (19,658)           (14,505)           146,878
                                                                     -----------------  -----------------   ----------------

Net increase (decrease) in cash                                                    68             (1,270)             1,879
Cash, beginning of period                                                       2,817              4,087              2,208
                                                                     -----------------  -----------------   ----------------

Cash, end of period                                                        $    2,885         $    2,817         $    4,087
                                                                     =================  =================   ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                   $   21,563         $   23,126         $   16,730
                                                                     =================  =================   ================

Cash paid during the period for income taxes                                        -           $     75          $     193
                                                                     =================  =================   ================

                        The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                       LOANS TO
                                       Common        Additional                      Stockholders                          Total
                                       Stock,         Paid-In       Contributed       for Stock        Accumulated     Stockholders'
                                       VOTING         CAPITAL         EQUITY          PURCHASES          DEFICIT          DEFICIT
                                   ------------  -------------  ---------------  ----------------  ---------------  ----------------
Beginning balance, January 1, 1997           -      $   8,195       $    4,492        $     (145)       $     383        $   12,925
Distribution to warrant holders              -         (8,195)               -                 -          (18,810)          (27,005)
Issuance of common stock in exchang
for membership interest                $     5          4,492           (4,492)                -                -                 5
Issuance of common stock                     -            712                -                 -                -               712
Issuance of warrants                         -          2,410                -                 -                -             2,410
Compensation expense                         -            702                -                 -                -               702
Net loans to stockholders for
  stock purchases                            -              -                -               (11)       -                       (11)
Preferred stock dividend                     -              -                -                 -           (2,268)           (2,268)
Net income                                   -              -                -                 -              293               293
                                   ------------  -------------  ---------------  ----------------  ---------------  ----------------

Ending balance, December 31, 1997            5          8,316                -              (156)         (20,402)          (12,237)
Compensation expense                         -            704                -                 -                -               704
Net loans to stockholders for
  stock purchases                            -              -                -               (91)               -               (91)
Preferred stock dividend                     -              -                -                 -           (4,751)           (4,751)
Net income                                   -              -                -                 -            1,007             1,007
                                   ------------  -------------  ---------------  ----------------  ---------------  ----------------

Ending balance, December 31, 1998            5          9,020                -              (247)         (24,146)          (15,368)

Compensation expense                         -             58                -                 -                -                58
Net loans to stockholders for
  stock purchases                            -              -                -                63                -                63
Preferred stock dividend                     -              -                -                 -           (5,361)           (5,361)
Net income                                   -              -                -                 -            1,595             1,595
                                   ------------  -------------  ---------------  ----------------  ---------------  ----------------

Ending balance, December 31, 1999      $     5      $   9,078                -        $     (184)      $  (27,912)      $   (19,013)
                                   ============  =============  ===============  ================  ===============  ================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 1.     BASIS OF PRESENTATION:

        North Atlantic Trading Company, Inc. and Subsidiaries (the Company) manufactures and distributes tobacco and related products through its smokeless tobacco and roll-your-own operating segments. The smokeless tobacco segment, which the Company has agreed to sell and has presented as a discontinued operation in these financial statements as described in Note 20, manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy and Havana Blossom brand names. The roll-your-own segment imports and distributes cigarette rolling papers, tobacco and related accessories under the Zig-Zag brand name.

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

        On May 19, 1997, certain members of management and holders of membership interests in the Holding Company formed a corporation named North Atlantic Trading Company, Inc. (the Corporation). On June 25, 1997, the Corporation acquired the membership interests in the Holding Company and the Holding Company transferred all of its assets, including its limited partnership interest in the Partnership, all of the capital stock of the Finance Corporation, and its rights to acquire NATC Holdings USA, Inc.
        (NATC). The Corporation then formed North Atlantic Operating Company, Inc. (NAOC), a Delaware corporation and wholly-owned subsidiary of the Corporation. NAOC then exercised its rights to acquire all of the outstanding capital stock of NATC. NATC and its wholly-owned subsidiary were then merged into NAOC. This acquisition was accounted for using the purchase method of accounting under which the purchase price of $162.6 million was allocated to the net tangible assets of $45.3 million, with the excess of $117.3 million recorded as goodwill which is being amortized over 25 years. The results of operations of NAOC have been included in the Company's consolidated statement of operations since the date of acquisition.

--------------------------------------------------------------------------------

 1.     BASIS OF PRESENTATION, CONTINUED:

        As described in Note 8, on June 25, 1997 the Corporation obtained new financing in the form of $155.0 million in 11% Senior Notes due 2004, $34.0 million in 12% Senior Payment-in-Kind (PIK) Preferred Stock, and $85.8 million under a new credit agreement. The proceeds of such financing were used to repay all of the outstanding debt of the Holding Company and the Partnership, finance the acquisition of NATC described above, repay outstanding debt and other assumed liabilities of NATC, and pay the transaction costs associated with the financing and acquisition.



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

        GOODWILL, CONTINUED: The Company periodically reviews the appropriateness of the remaining life of its intangible assets considering whether any events have occurred or conditions have developed which may indicate that the remaining life or the amortization method requires adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of the intangible assets, the Company then assesses the overall recoverability of intangible assets by determining if the unamortized balance can be recovered through undiscounted future operating cash flows.

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

        STOCK-BASED COMPENSATION: The Company accounts for compensation expense related to the stock options described in Note 12 under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

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

        Diluted net loss per share has been computed by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares (warrants and stock options), where dilutive, outstanding during the period.

        RISKS AND UNCERTAINTIES: Smokeless and roll-your-own tobacco companies, like other manufacturers and sellers of tobacco products, are subject to regulation at the federal, state and local levels. Such regulations include labeling requirements, limitations on advertising, and prohibition of sales to minors. The trend in recent years has been toward increased regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by any federal, state or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 16, the Partnership was named as a defendant in such a lawsuit. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows or that additional lawsuits will not be brought against the Company.

        Further, in November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General (NAAG), signed two contracts: the Master Settlement Agreement
        (MSA) and the Smokeless Tobacco Master Settlement Agreement (STMSA). To the best of the Company's knowledge, the only industry signatories to the MSA have been 23 cigarette manufacturers and/or distributors and the only signatory to the STMSA has been UST Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims resulting from their litigation asserting various claims for monetary, equitable and injunction relief against certain tobacco products manufacturers and others and, in return, the industry signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations. The Company does not currently intend to participate in either settlement. There can be no assurance as to whether entering into one or both settlement agreements or choosing not to do so would have a material adverse effect on the Company's financial position, results of operations or cash flows.

        In furtherance of the MSA, many states have enacted or plan to enact statutes requiring companies, such as the Company, not participating in the MSA to deposit, on an annual basis, into bank escrow accounts funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of roll-your-own tobacco sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of settling. The Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 1999, the Company has recorded approximately $159,000 as an other non-current asset which will be deposited into a qualifying escrow account during 2000 as required. The Company is entitled to direct the investment of the escrowed funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a judgment to that state plaintiff, in the event of a judgment against the Company.

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

        CONCENTRATION OF CREDIT RISK: At December 31, 1999 and 1998, the Company had bank deposits in excess of federally insured limits of approximately $3.3 million and $2.9 million, respectively.

        The Company sells its products to distributors and retail establishments throughout the United States. The Company's largest customer accounted for 14.4% and 10.1% of its smokeless tobacco revenues and 8.4% and 8.2% of its roll-your-own revenues in 1999 and 1998, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

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


 4.     INVENTORIES:

        The reduction of LIFO inventory quantities decreased net income of the Company by approximately $0.8 million and $0.2 million for the years ended December 31, 1999 and 1998, respectively.

        The components of inventories at December 31 are as follows (in thousands):


                                                         1999                 1998
                                                   ------------------   ------------------
    Raw materials and work in process                       $  1,704             $  1,960
    Leaf tobacco                                              17,028               19,679
    Finished goods - tobacco                                   2,631                3,074
    Finished goods - cigarette papers                          3,854                6,315
    Finished goods - make your own                             1,074                  155
    Other                                                        460                  381
                                                   ------------------   ------------------

                                                              26,751               31,564
    LIFO reserve                                              26,748               26,923
                                                   ------------------   ------------------

                                                           $  53,499            $  58,487
                                                   ==================   ==================

        The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.

 5.     PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment at December 31 consists of (in thousands):

                                                                                                  1999                 1998
                                                                                          -------------------  -------------------
    Land                                                                                             $   654              $   654
    Buildings and improvements                                                                         3,546                3,338
    Machinery and equipment                                                                            6,087                5,470
    Furniture and fixtures                                                                             1,854                1,909
                                                                                          -------------------  -------------------

                                                                                                      12,141               11,371

    Accumulated depreciation                                                                          (6,263)              (4,340)
                                                                                          -------------------  -------------------

                                                                                                    $  5,878             $  7,031
                                                                                          ===================  ===================

 6.     GOODWILL:

        Goodwill at December 31 consists of (in thousands):

                                                                                                  1999                 1998
                                                                                            ------------------   ------------------

    Partnership goodwill, net of accumulated amortization of $2,902
    and $2,106 at December 31, 1999 and 1998, respectively                                          $  29,047            $  29,846

    NAOC goodwill, net of accumulated amortization of $11,793
    and $7,081 at December 31, 1999 and 1998, respectively                                            105,490              110,181
                                                                                            ------------------   ------------------

                                                                                                    $ 134,537            $ 140,027
                                                                                           ===================  ===================

 7.     DEFERRED FINANCING COSTS:

        Deferred financing costs at December 31 consist of (in thousands):

                                                                                                 1999                 1998
                                                                                          -------------------  -------------------

    Deferred financing costs, net of accumulated amortization of
    $5,684 and $3,408 at December 31, 1999 and 1998,
    respectively                                                                                    $  8,956            $  11,232
                                                                                          ===================  ===================


 8.     NOTES PAYABLE AND LONG-TERM DEBT:

        Notes payable and long-term debt at December 31 consists of (in thousands):

                                                                                                 1999                 1998
                                                                                          -------------------  -------------------
    Senior notes                                                                                   $ 155,000            $ 155,000
    Term borrowings under credit agreement                                                            40,864               60,586
                                                                                          -------------------  -------------------

                                                                                                     195,864              215,586
    Less current portion                                                                              13,002               12,983
                                                                                          -------------------  -------------------

                                                                                                   $ 182,862            $ 202,603
                                                                                          ===================  ===================

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

        On June 25, 1997, the Corporation entered into a credit agreement (the Credit Agreement) with a syndicate of lenders which provided borrowings of $85.0 million under a term facility and a revolver with available credit of up to $25 million, including a letter of credit sublimit of $10.0 million. The borrowings under the term facility are subject to quarterly principal payments over the five-year period through the maturity date of June 25, 2002, while the revolver may be repaid and reborrowed as necessary, with any unpaid amounts due and payable upon its termination date of June 25, 2002.

        Borrowings under the term facility and revolver bear interest per annum at variable rates based on prime, federal funds or LIBOR rates at the Corporation's option. The interest rate on borrowings under the term facility ranged from 9.00% to 9.13% at December 31, 1999. In addition, the Corporation must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

        The Notes and the Credit Agreement include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Credit Agreement also includes covenants which require the Corporation to meet certain financial tests, including minimum interest coverage, maximum leverage ratio and fixed charges coverage.

        Scheduled maturities (exclusive of future mandatory prepayments, if any) of the Corporation's notes payable and long-term debt are as follows (in thousands):

    Through December 31, 2000                           $ 13,002
    Through December 31, 2001                             16,717
    Through December 31, 2002                             11,145
    Through December 31, 2003                                  -
    Through December 31, 2004                            155,000
                                                  ---------------
                                                       $ 195,864
                                                  ===============

 9.     INCOME TAXES:

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

        The income tax provision (benefit) for the year ended December 31, 1999, 1998 and 1997 has been allocated as follows (in thousands):

                                     1999                 1998                 1997
                              -------------------   ------------------   ------------------
    Continuing operations             $     (689)         $    (2,055)         $    (1,126)
    Discontinued operations                4,502                5,268                1,978
                              -------------------   ------------------   ------------------

                                      $    3,813           $    3,213            $     852
                              ===================   ==================   ==================

        The income tax provision from continuing operations for the years ended December 31, 1999, 1998 and 1997 consists of the following components (in thousands):

                                            1999              1998             1997
                                       ---------------   ----------------  --------------
    Current:
    Federal                                         -                  -               -
    State and local                                 -           $    200         $   300
                                       ---------------   ----------------  --------------

                                                    -                200             300
                                       ---------------   ----------------  --------------

    Deferred:
    Federal                                 $   3,609              2,943           3,675
    State and local                               204                 70             432
                                       ---------------   ----------------  --------------

                                                3,813              3,013           4,107
                                       ---------------   ----------------  --------------
    Initial set-up of deferred taxes:
      Federal                                       -                  -          (3,181)
      State and local                               -                  -            (374)
                                       ---------------   ----------------  --------------

                                                    -                  -          (3,555)
                                       ---------------   ----------------  --------------

                                            $   3,813          $   3,213         $   852
                                       ===============   ================  ==============

        Deferred tax assets and liabilities at December 31, 1999 and 1998 consist of (in thousands).

                                                                          1999                                1998
                                                           ----------------------------------  ----------------------------------
                                                               Assets          Liabilities         Assets          Liabilities
                                                           ----------------  ----------------  ----------------  ----------------
    Inventory                                                            -          $  9,718                 -          $  8,903
    Property, plant and equipment                                  $   237                 -           $   458                 -
    Goodwill                                                        20,361                 -            23,553                 -
    Accrued pension and postretirement costs                         3,116                 -             2,914                 -
    NOL carryforward                                                 4,948                 -             5,179                 -
    Other                                                            1,056                 -               833                 -
                                                           ----------------  ----------------  ----------------  ----------------

    Deferred income taxes                                         $ 29,718          $  9,718          $ 32,937          $  8,903
                                                           ================  ================  ================  ================

        At December 31, 1999, the Company had NOL carryforwards for income tax purposes of $13,020 which expire in the years beginning in 2012.

        The Company has determined that at December 31, 1999 its ability to realize future benefits of net deferred tax assets meets the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, no valuation allowance has been recorded.

        Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                       1999                  1998                1997
                                                                  ----------------      ----------------    ----------------
Federal statutory rate                                                       35.0 %                35.0 %              35.0 %
State taxes                                                                     -                   3.0                 2.3
Initial set-up of deferred taxes                                                -                     -               (43.0)
Goodwill amortization                                                        29.2                  39.5                10.2
Other                                                                         3.6                  (1.4)                5.8
                                                                  --------------------  -------------------------------------

Effective income tax rate                                                    67.8 %                76.1 %              10.3 %
                                                                  ====================  ==================   =================



10.     PENSION AND POSTRETIREMENT BENEFIT PLANS:

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

        The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1999, and a statement of the funded status as of December 31 (in thousands):

                                                                 PENSION BENEFITS                   POSTRETIREMENT BENEFITS
                                                        ------------------------------------  ------------------------------------
                                                              1999               1998               1999               1998
                                                        -----------------  -----------------  -----------------  -----------------
    Reconciliation of benefit obligation:
    Benefit obligation at January 1                            $   8,887          $   7,478          $   5,126          $   5,283
    Service cost                                                     651                541                335                304
    Interest cost                                                    631                554                348                317
    Actuarial loss (gain)                                            296                653               (645)              (664)
    Benefit  paid                                                   (355)              (339)              (120)              (114)
                                                        -----------------  -----------------  -----------------  -----------------

    Benefit obligation at December 31                          $  10,110          $   8,887          $   5,044          $   5,126
                                                        =================  =================  =================  =================

    Reconciliation of fair value of plan assets:
    Fair value of plan assets at January 1                     $   8,138          $   6,738                  -                  -
    Actual return on plan assets                                     865              1,364                  -                  -
    Employer contributions                                             -                375                  -                  -
    Benefit  paid                                                   (355)              (339)                 -                  -
                                                        -----------------  -----------------  -----------------  -----------------

    Fair value of plan assets at December 31                   $   8,648          $   8,138                  -                  -
                                                        =================  =================  =================  =================

    Funded status:
    Funded status at December 31                               $  (1,462)          $   (749)         $  (5,044)         $  (5,126)
    Unrecognized prior service cost                                    9                 10                  -                  -
    Unrecognized net (gain) loss                                  (1,181)            (1,301)            (1,142)              (502)
                                                        -----------------  -----------------  -----------------  -----------------

    Accrued benefit cost                                       $  (2,634)         $  (2,040)         $  (6,186)         $  (5,628)
                                                        =================  =================  =================  =================


        The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):


                                                                 PENSION BENEFITS                   POSTRETIREMENT BENEFITS
                                                        ------------------------------------  ------------------------------------
                                                              1999               1998               1999               1998
                                                        -----------------  -----------------  -----------------  -----------------

    Accrued benefit cost at January 1                          $  (2,040)         $  (1,850)         $  (5,628)         $  (5,126)
    Net periodic benefit cost                                       (594)              (564)              (678)              (616)
    Contributions                                                      -                374                120                114
                                                        -----------------  -----------------  -----------------  -----------------

    Accrued benefit cost at December 31                        $  (2,634)         $  (2,040)         $  (6,186)         $  (5,628)
                                                        =================  =================  =================  =================

        The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

                                                   PENSION BENEFITS                               POSTRETIREMENT BENEFITS
                                           -----------------------------------------   -----------------------------------------
                                              1999           1998          1997           1999          1998           1997
                                           ------------  -------------  ------------   ------------  ------------   ------------
    Service cost                                $  651         $  541        $  544         $  335        $  304         $  269
    Interest cost                                  631            554           491            348           317            334
    Expected return on plan assets                (676)          (508)       (1,135)             -             -              -
    Amortization of gains and losses               (12)           (23)          733             (5)           (5)             -
                                           ------------  -------------  ------------   ------------  ------------   ------------

    Net periodic benefit cost                   $  594         $  564        $  633         $  678        $  616         $  603
                                           ============  =============  ============   ============  ============   ============


        The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                PENSION BENEFITS                              POSTRETIREMENT BENEFITS
                                           -----------------------------------------  -----------------------------------------
                                              1999           1998          1997          1999           1998          1997
                                           ------------  -------------  ------------  ------------   ------------  ------------

    Discount rate                                 7.0%           7.0%          7.5%          8.0%           7.0%          7.0%
    Expected return on plan assets                8.5%           8.5%          7.5%             -              -             -
    Rate of compensation increase                 4.0%           4.0%          4.0%             -              -             -


        For measurement purposes, the assumed health care cost trend rate for participants under age 65 as of December 31, 1999 and 1998 was 8.5% and 9%, respectively, and for participants age 65 and over the rate was 7.5% and 8%, respectively. The health care cost trend rate was assumed to decline gradually to 5% for pre-age 65 and for post-age 65 costs over 27 years.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects:


                                                                                     1999              1998              1997
                                                                               -----------------  ----------------  ---------------
    Effect on total of service and interest cost
    components of net periodic postretirement
    cost                                                                               $  2,000           $ 2,000          $ 2,000

    Effect on the health care component of
    the accumulated postretirement benefit
    obligation                                                                           27,000            23,000           23,000


        The Company also sponsors a voluntary retirement savings plan (401(k)). Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. Through December 31, 1998, the Company matched 50% of each eligible participant's contribution up to 5% of the participant's compensation for the plan year. Beginning January 1, 1999, the Company changed its matching contribution policy. The Company match for the Hourly employee was increased to 66.7% of each eligible participant's contribution up to 6% of compensation for the plan year. The Company match for the Salaried employees was increased to the greater of (1) 66.7% of each eligible participant's contribution up to 6% of compensation, or (2) 100% of the first 3% plus 50% of the next 2% of each eligible participant's contribution. Company matching is subject to a vesting schedule. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.



11.     MANDATORILY REDEEMABLE PREFERRED STOCK:

        On December 31, 1999 and 1998, the Company had authorized 12 million shares of 12% Senior Payment-In-Kind Preferred Stock (the Preferred Stock) of which 1.83 million shares and 1.62 million shares, respectively, were issued and outstanding. Each share of Preferred Stock has a par value of $0.01 and a liquidation preference of $25, for total liquidation values of approximately $45.7 million and $40.5 million at December 31, 1999 and 1998, respectively. Prior to June 2002, holders of the Preferred Stock are entitled to receive dividends at an annual rate of 12% of the liquidation preference, payable quarterly in cash or by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends, at the Company's option. Following June 15, 2002, dividends must be paid in cash. Preferred stock dividends, including the interest accretion described below, for the years ended December 31, 1999, 1998 and 1997 were $5.4 million, $4.8 million, and $2.4 million, respectively, which were recorded as an increase in the carrying value of the Preferred Stock.

        On June 25, 1997, the holders of the Preferred Stock were issued warrants, with an original fair value of $1.7 million, to purchase 44,440 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount recorded as a discount on the carrying value of the Preferred Stock. This discount is being amortized under the interest method over the 10-year term of the Preferred Stock as a part of the annual preferred stock dividend requirement. Amortization of the discount for the years ended December 31, 1999, 1998 and 1997 was $0.2 million, $0.2 million and $0.1 million, respectively.

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



12.     SHARE INCENTIVE PLAN:

        On June 25, 1997, the Company implemented a share incentive plan covering certain key employees which provides for the grant of options to purchase common stock of the Company and other stock related benefits. As of December 31, 1999, no benefits other than the stock options described below had been granted. The total number of shares available for granting under the plan is 61,856. Stock option activity is summarized below:

                                                                        WEIGHTED           WEIGHTED
                                                                        Average            Average
                                                    Incentive           Exercise          Grant Date
                                                     Shares              Price            Fair Value
                                                 ----------------   -----------------  -----------------
    Outstanding December 31, 1997                         46,894           $   18.19          $   26.51

    Granted                                               14,962               18.19              26.51
    Exercised                                                  -                   -                  -
    Forfeited                                             (7,096)             (18.19)            (26.51)
                                                 ----------------   -----------------  -----------------

    Outstanding December 31, 1998                         54,760               18.19              26.51

    Granted                                                5,000               18.19              26.51
                                                 ----------------   -----------------  -----------------

    Exercised                                                  -                   -                  -
    Forfeited                                                  -                   -                  -
    Outstanding, December 31, 1999                        59,760           $   18.19          $   26.51
                                                 ================   =================  =================

        Of the stock options outstanding on December 31, 1999, 54,760 were exercisable, with an additional 5,000 becoming exercisable at a rate of 25% per year from 2000 to 2003. All stock options expire 15 years from the grant date. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

        A significant percentage of the stock options described above includes a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

        The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is remeasured on each reporting date with the expense amount adjusted for changes in the fair value of the company stock on that date. Compensation expense of $70,000, $819,000 and $900,000 ($43,000, $508,000 and $558,000 net of deferred income tax benefit) has been recognized in the statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively.

13. INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                    ---------------------------------------------------------------
                                                                          Income                Shares               Per Share
                                                                       (Numerator)           (Denomimator)            Amount
                                                                    -------------------  ----------------------  ------------------
    Loss from continuing operations                                         $   (5,054)
    Less: Preferred stock dividends                                             (5,361)
                                                                    -------------------

    Basic and diluted:
      Loss from continuing operations available
           to common stockholders                                           $  (10,415)           $    528,241          $   (19.72)
                                                                    ===================   =====================   =================


                                                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                    ---------------------------------------------------------------
                                                                          INCOME                SHARES               PER SHARE
                                                                       (NUMERATOR)           (DENOMIMATOR)            AMOUNT
                                                                    -------------------  ----------------------  ------------------

    Loss from continuing operations                                         $   (6,816)
    Less: Preferred stock dividends                                             (4,751)
                                                                    -------------------

    Basic and diluted:
      Loss from continuing operations available
           to common stockholders                                           $  (11,567)                528,241          $   (21.90)
                                                                    ===================   =====================   =================


        The calculations above are based on the weighted average number of shares of common stock outstanding during the year. Common equivalent shares from stock options of 25,236 and warrants of 63,490 are excluded from the computations as their effect is antidilutive.

                                                                                FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                     ------------------------------------------------------------
                                                                           Income              Shares              Per Share
                                                                        (Numerator)          (Denomimator)          Amount
                                                                     -------------------  ------------------   ------------------

Income from continuing operations                                            $    4,508
Less: Preferred stock dividends                                                  (2,268)
                                                                     -------------------

Basic:
    Income from continuing operations
available to common stockholders                                                  2,240             528,241            $    4.24
                                                                                                               ==================

Effect of dilutive securities:
Warrants                                                                              -              63,490
Stock options                                                                         -              19,180
                                                                     -------------------  ------------------

Diluted:
Income available to common stockholders
and assumed conversions                                                      $    2,240             610,911            $    3.67
                                                                    ===================   =====================   =================

14.     EXTRAORDINARY LOSS:

        Upon the repayment of the Company's debt on June 25, 1997 as described in Note 1, the Company recorded an extraordinary loss of $7.1 million (net of tax benefit of $4.4 million) for the write-off of deferred financing costs of $4.4 million and debt discount of $7.1 million.



15.     FOURTH QUARTER ADJUSTMENT:

        The fourth quarter of 1999 includes an adjustment to increase the income tax provision by approximately $1,035,000 as a result of the year-end income tax computation.

        The fourth quarter of 1997 includes an adjustment of $8.7 million to increase the income tax benefit which results from the final determination by tax counsel in the fourth quarter of the income tax treatment of certain payments made related to the recapitalization which occurred in the second quarter of 1997.



16.     CONTINGENCIES:

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

        The complaint seeks a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also seek an award of statutory penalties and damages for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Plaintiffs and defendants are in the process of negotiating a settlement and the case has been dismissed pending the completion of those negotiations. Management does not expect that the terms of any settlement will have a materially adverse effect on the Company. If negotiations should fail, the Company would expect the case to be refilled.

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

        The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint. With respect to the claims set forth in the Illinois Complaint, the Company filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believes that Republic Tobacco's claims against the Company are without merit. The Company intends to vigorously defend the Illinois Complaint.

        On April 9, 1999, the Court in the Illinois case ruled on the motion to dismiss, dismissing certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. On September 17, 1999, Republic filed a Second Amended Complaint, which was substantially identical to the original complaint, except that it alleged a series of purportedly monopolistic practices on a regional market basis against the Company. The Company filed a motion to dismiss the allegations for failure to state a claim on which relief could be granted. On December 23, 1999, the Court dismissed the new antitrust claims in Republic's Second Amended Complaint.

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

        Discovery of all tobacco-related (cigarette, cigar, and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. The Company was not named in any additional claims. Currently then, as previously stated, the Company is named in one case in West Virginia, which alleges that lung cancer was caused by consuming the Company's chewing tobacco products.

        On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECHNUT brand and Pinkerton's REDMAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability in negligence, strict liability, breach of warranty, fraud and variations on fraud and misrepresentation. The case has been removed to federal court. Notices to dismiss various counts have been filed and fully briefed. The hearing on the Motion is currently scheduled for April 28, 2000.

        Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

        OTHER EVENTS. Regulations issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999, had been delayed until December 31, 1999 to allow for further review. The Attorney General made minor modifications to the regulations. In January 2000 the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. The regulations, however have been stayed pending appeal, which is scheduled to be heard on April 7, 2000. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco has been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

        In August 1995, the FDA published proposed rules for regulation of tobacco and tobacco products, including smokeless tobacco. Following a year of comment and revision, in August 1996 the FDA promulgated final rules, which were scheduled to take effect on August 1997, except for a portion of the rules prohibiting the sale of tobacco to persons under 18, which have become effective already. The FDA's regulations would restrict access to tobacco and tobacco products, regulate tobacco labeling, and limit promotion and advertising of tobacco.

        On April 25, 1997, a federal court in Greensboro, North Carolina ruled that the FDA has statutory authority to regulate tobacco products. The court upheld the FDA's rules restricting access to tobacco products and regulating tobacco labeling. However, the court ruled that the FDA does not have authority to regulate promotion and advertising of tobacco products. The judge certified the case for interlocutory appeal to the United States Fourth Circuit Court of Appeals, which subsequently ruled that the FDA statue does not provide this authority. The FDA petitioned the Supreme Court of the United States for a writ of certiorari. On April 26, 1999, the Supreme Court granted the writ. The hearing before the Supreme Court was held on December 1, 1999. On March 21, 2000 the Supreme Court affirmed the Fourth Circuit's decisions, ruling that the FDA has no authority over tobacco products.



17.     PARENT-ONLY FINANCIAL INFORMATION:

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

        Following is unaudited parent-only summarized financial information of the Corporation (in thousands):

                                                                                  1999                 1998
                                                                            ------------------  -------------------
    Noncurrent assets                                                               $ 229,453            $ 241,228
    Current liabilities                                                                20,861               19,965
    Noncurrent liabilities                                                            182,862              202,602
    Redeemable preferred stock                                                         44,693               39,332


                                                                                   YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                  1999                 1998
                                                                            ------------------  -------------------

    Equity in earnings of subsidiaries                                              $  27,069            $  13,707
    Income before extraordinary loss and preferred stock dividends                      1,564                4,549


18.     SEGMENT INFORMATION:

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has been historically organized on the basis of product lines which are comprised of two reportable segments. The Smokeless Tobacco segment, which the Company has agreed to sell and has presented as a discontinued operation in these financial statements as described in Note 20, manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The remaining Roll-Your-Own segment imports and distributes cigarette papers and related products through wholesale distributors in the United States.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Elimination and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. Operating results of the discontinued smokeless tobacco segment are presented in
        Note 20.

        The table below presents total asset information about reported segments for 1999, 1998 and 1997 (in thousands):

                  SMOKELESS                                 ELIMINATIONS
                   Tobacco           Roll-Your-Own           and Other             Total
               -----------------  --------------------   -------------------  ----------------
1999                 $   81,483          $    208,539           $   (46,419)        $ 243,603

1998                     87,908               193,713               (21,314)          260,307

1997                     87,485               181,129                 4,469           273,083



19.     NEW ACCOUNTING STANDARDS:

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires formal documentation, designation, and assessment of the effectiveness of derivatives that receive hedge accounting.

        In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS No. 133 effective for fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 as of January 1, 2001. The adoption is not expected to have a material impact on the consolidated financial statements.

20.     SUBSEQUENT EVENT:

        On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology and inventory. The brands to be sold include Beech-nut; Durango; Trophy; and Havana Blossom. The purchase price for these assets is $165 million and will result in a gain of approximately $55 million, net of tax. In addition, the Company will continue to manufacture these brands for Swedish Match for a limited period of time following the sale under a transitional contract manufacturing arrangement. The transaction is subject to regulatory approval and other customary conditions and is expected to close shortly after such regulatory approval is given.

        The smokeless tobacco segment has been presented as a discontinued operation and, accordingly, the consolidated statements of operations have been restated to reflect discontinued operations accounting. Summarized results of operations of the discontinued segment are presented separately in the consolidated statements of operations and include an allocation, based on sales dollars, of common selling, general and administrative costs of the Company. Interest expense of the Company was not allocated to the results of operations of the discontinued segment. The net assets of the discontinued segment, which consist primarily of inventories of $40.3 million and intangible assets of $29.0 million which are to be sold, are included in the consolidated balance sheets and related footnotes. Operating results of the discontinued segment are as follows (in thousands):


                                              1999                1998                 1997
                                       -------------------  ------------------  -------------------
    Net sales                                   $  45,814           $  50,803            $  53,787
    Income before income taxes                     11,151              13,092                4,884
    Net income from
          discontinued operations                   6,649               7,823                2,906


                                  EXHIBIT INDEX

                                       TO

                      NORTH ATLANTIC TRADING COMPANY, INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1*         --   Asset Purchase Agreement, dated February 10, 2000, between
                  National Tobacco Company, L.P. and Swedish Match North America
                  Inc.

3.1(a)       --   Restated Certificate of Incorporation of North Atlantic
                  Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a)(i) the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997).

3.1(b)       --   Certificate of Incorporation of North Atlantic Operating
                  Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

3.1(c)       --   Certificate of Amendment of Certificate of Incorporation of
                  North Atlantic Operating Company, Inc., filed June 17, 1997
                  (incorporated herein by reference to Exhibit 3.1(b)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(d)       --   Restated Certificate of Incorporation of National Tobacco
                  Finance Corporation, filed April 24, 1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(e)       --   Amended and Restated Certificate of Limited Partnership of
                  National Tobacco Company, L.P., filed May 17, 1996
                  (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(f)       --   Certificate of Incorporation of International Flavors and
                  Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1(g)       --   Certificate of Amendment of Certificate of Incorporation of
                  International Flavors and Technology, Inc., filed February 19,
                  1998 (incorporated herein by reference to Exhibit 3.1(e)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(a)       --   Amended and Restated Bylaws of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(b)       --   Bylaws of North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 3.2(b) to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

3.2(c)       --   Bylaws of National Tobacco Finance Corporation (incorporated herein by reference to Exhibit 3.2(c) to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

3.2(d)       --   Third Amended and Restated Agreement of Limited Partnership of
                  National Tobacco Company, L.P., effective May 17, 1996
                  (incorporated herein by reference to Exhibit 3.2(d)(i) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2 (e)      --   Amendment No. 1 to Third Amended and Restated Agreement of
                  Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

3.2(f)       --   Bylaws of International Flavors and Technology, Inc.
                  (incorporated herein by reference to Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(g) *     --   Amendment No. 2 to the Third Amended and Restated Agreement of
                  Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000.

3.3          --   Certificate of Designation of 12% Senior Exchange
                  Payment-In-Kind Preferred Stock of North Atlantic Trading
                  Company, Inc., filed July 22, 1997 (incorporated herein by reference to Exhibit 3.3(b) to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

4.1          --   Indenture, dated as of June 25, 1997, among North Atlantic
                  Trading Company, Inc., as issuer, National Tobacco Company,
                  L.P., North Atlantic Operating Company, Inc. and National
                  Tobacco Finance Corporation, as guarantors, and United States
                  Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

4.2          --   First Supplemental Indenture, dated as of February 26, 1998,
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

9.1          --   Exchange and Stockholders' Agreement, dated as of June 25,
                  1997, by and between North Atlantic Trading Company, Inc. and those stockholders signatory thereto (incorporated herein by reference to Exhibit 9 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

9.2          --   Voting Trust Agreement, dated as of December 17, 1997, among
                  Thomas F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

9.3 *        --   Amendment No. 1 to Voting Trust Agreement, dated as of August
                  2, 1999, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp.

10.1         --   Third Amended and Restated Purchasing and Processing
                  Agreement, dated as of June 25, 1997, between National Tobacco
                  Company, L.P. and Lancaster Leaf Tobacco Company of
                  Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No.
                  333-31931) on Form S-4 filed with the Commission on September
                  3, 1997).

10.2+        --   Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

10.3+        --   Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.4+        --   Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

10.5+        --   Restated Amendment, dated as of June 25, 1997, between Bollore
                  Technologies, S.A. and North Atlantic Operating Company, Inc.
                  (incorporated herein by reference to Exhibit 10.5 to Amendment
                  No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                  S-4 filed with the Commission on September 3, 1997).

10.6         --   Warrant Agreement, dated as of June 25, 1997, between North
                  Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

10.7++       --   1997 Share Incentive Plan of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.8++       --   Employment Agreement, dated May 17, 1996, between North
                  Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.
                  (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.9 ++      --   Employment Agreement, dated April 14, 1997, between National
                  Tobacco Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10++      --   Letter Agreement, dated April 23, 1997, between Thomas F.
                  Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to
                  Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11++      --   Nonqualified Stock Option Agreement, dated as of June 25,
                  1997, between North Atlantic Trading Company, Inc. and David
                  I. Brunson (incorporated herein by reference to Exhibit
                  10.18(c) to Amendment No. 1 to Registration Statement (Reg.
                  No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.12++      --   Amendment No. 1, dated and effective September 2, 1997, to the
                  Nonqualified Stock Option Agreement, dated as of June 25,
                  1997, between North Atlantic Trading Company, Inc. and David
                  I. Brunson (incorporated herein by reference to Exhibit
                  10.18(d) to Amendment No. 1 to Registration Statement (Reg.
                  No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.13++      --   Amendment No. 2, dated as of December 31, 1997, to the
                  Nonqualified Stock Option Agreement, dated as of June 25,
                  1997, between North Atlantic Trading Company, Inc. and David
                  I. Brunson (incorporated herein by reference to Exhibit
                  10.18(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.14++      --   Consulting Agreement, dated as of June 25, 1997, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15        --   Credit Agreement, dated as of June 25, 1997, among North
                  Atlantic Trading Company, Inc., the various lending institutions referenced therein, Gleacher NatWest, Inc., as arranging agent, and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

10.16        --   Subsidiary Guaranty, dated as of June 25, 1997, made by North
                  Atlantic Operating Company, Inc., National Tobacco Finance
                  Corporation, and National Tobacco Company, L.P. in favor of
                  National Westminster Bank plc, as administrative agent for certain lending institutions (incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 3, 1997).

10.17        --   Security Agreement, dated as of June 25, 1997, among North
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

10.18        --   Pledge Agreement, dated as of June 25, 1997, made by North
                  Atlantic Trading Company, Inc., North Atlantic Operating
                  Company, Inc., National Tobacco Finance Corporation, and
                  National Tobacco Company, L.P., in favor of National
                  Westminster Bank plc, as collateral agent for certain secured creditors (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement (Reg. No.
                  333-31931) on Form S-4 filed with the Commission on September
                  3, 1997).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.19++      --   National Tobacco Company Management Bonus Program
                  (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.20++      --   Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading
                  Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.21++      --   Assignment and Assumption, dated as of January 1, 1998,
                  between National Tobacco Company, L.P. and North Atlantic
                  Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.22+       --   Amendment, dated October 27, 1997, to Amended and Restated
                  Distribution and License Agreements, between Bollore and North
                  Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.23        --   Sales Representative Agreement, effective as of January 1,
                  1998, between National Tobacco Company, L.P. and North
                  Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.24        --   Amendment to Credit Agreement, dated as of June 5, 1998, among
                  North Atlantic Trading Company, Inc., the various lending institutions referenced therein, and National Westminster Bank plc, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.25++      --   Amended and Restated Employment Agreement dated as of April
                  30, 1998, between North Atlantic Trading Company, Inc. and
                  David I. Brunson (incorporated herein by reference to Exhibit
                  10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.26        --   Option Grant Letter, dated April 30, 1998, from Helms
                  Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.27        --   Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on 10-Q for the fiscal quarter ended June
                  30, 1998).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.28        --   Amendment, dated as of February 1, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.39 to the Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.29        --   Consent, dated as of March 12, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.40 to the Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.30        --   Subscription Agreement, dated as of March 24, 1998, between
                  North Atlantic Trading Company, Inc. and David I. Brunson
                  (incorporated herein by reference to Exhibit--10.42 to the Registrant's Report on 10-Q for the fiscal quarter ended March
                  31, 1998).

10.31        --   Promissory Note, dated March 24, 1998, issued by David I.
                  Brunson in favor of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 10.44 to the Registrant's Report on 10-Q for the fiscal quarter ended March
                  31, 1998).

10.32        --   Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on 10-Q for the fiscal quarter ended June
                  30, 1998).

10.33++*     --   Letter Agreement dated December 6, 1999, between North
                  Atlantic Trading Company, Inc. and David I. Brunson.

10.34++*     --   Letter Agreement, dated September 24, 1999, between North
                  Atlantic Trading Company, Inc. and Jack Africk.

10.35++*     --   North Atlantic Trading Company, Inc. 1999 Executive Incentive
                  Plan.

10.36++*     --   North Atlantic Trading Company, Inc. 1999 Management Bonus
                  Plan

21           --   Subsidiaries of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 21 to the Registrant's Report on Form 10-K for the fiscal year ended
                  December 31, 1998).

27 *         --   Financial Data Schedules.


                          * Filed herewith.

                          + Portions of this agreement have been omitted
                pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

                          ++ Management contracts or compensatory plan or
                arrangement required to be filed as an exhibit pursuant to
                Item 14(c) of the rules governing the preparation of this Report.