Form 10-Q
period 2000-03-31
NORTH ATLANTIC TRADING CO INC
filed 2000-05-11
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of March 31, 2000.




64980.0003

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                        March 31,                   December 31,
                                                                          2000                          1999
                                                                          ----                          ----
                                                                       (Unaudited)
Current Assets:
      Cash                                                           $       6,688                  $       2,885
      Accounts Receivable                                                    6,947                          4,984
      Inventory                                                             13,155                         53,499
      Income Taxes Receivable                                                  239                            175
      Other Current Assets                                                   1,572                          1,688
                                                                     -------------                  -------------

           Total Current Assets                                             28,601                         63,231

Property, Plant and Equipment (Net)                                          5,526                          5,878

Deferred Income Taxes                                                       22,694                         29,718

Deferred Financing Costs                                                     8,388                          8,956

Goodwill (Net)                                                             104,317                        134,537

Other Assets                                                                 1,250                          1,283

Net Assets of Discontinued Operations                                       68,106                              -
                                                                     -------------                  -------------

           Total Assets                                              $     238,882                  $     243,603
                                                                     =============                  =============

Current Liabilities:
      Accounts Payable                                               $       1,180                  $         314
      Accrued Liabilities                                                    7,436                          3,176
      Deferred Income Taxes                                                  2,905                          9,718
      Current Portion of Long-Term Debt                                     13,931                         13,002
                                                                     -------------                  -------------

           Total Current Liabilities                                        25,452                         26,210

Long-Term Debt                                                             178,683                        182,862
Other Long-Term Liabilities                                                  8,851                          8,851
                                                                     -------------                  -------------

           Total Liabilities                                               212,986                        217,923
                                                                     -------------                  -------------

Preferred Stock, net of discount of $1,216 and $1,259,
      respectively (Mandatory Redemption Value of $47,100)                  46,129                         44,693
                                                                     -------------                 --------------

Stockholders' Deficit:
      Common Stock, voting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, 528,241                            5                              5
      Common Stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                -                              -
      Additional Paid-In Capital                                             9,078                          9,078
      Loans to Stockholders for Stock Purchase                                (183)                          (184)
      Accumulated Deficit                                                  (29,133)                       (27,912)
                                                                     --------------                 -------------

           Total Stockholders' Deficit                                     (20,233)                       (19,013)
                                                                     -------------                  -------------

           Total Liabilities and Stockholders' Deficit               $     238,882                  $     243,603
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

                                                                                 Three Months                  Three Months
                                                                                     Ended                         Ended
                                                                                 March 31,2000                March 31, 1999
                                                                                 -------------                --------------
Net Sales                                                                       $      14,627                  $     10,244

Cost of Sales                                                                           4,092                          3,116
                                                                                -------------                  -------------

           Gross Profit                                                                10,535                          7,128

Selling, General and Administrative Expenses                                            3,308                          2,413
Amortization of Goodwill                                                                1,173                          1,173
                                                                                -------------                  -------------

      Operating Income                                                                  6,054                          3,542

Interest Expense and Financing Costs, Net                                               5,736                          6,038
Other Income                                                                                1                              1
                                                                                -------------                  -------------

      Income (Loss) before Income Tax (Benefit) from Continuing Operations                319                         (2,495)

Income Tax (Benefit) from Continuing Operations                                           791                         (1,051)
                                                                                -------------                  --------------

      Loss from Continuing Operations                                                    (472)                        (1,444)

Income from Discontinued Operations,
      net of Income Taxes of $526 and $998                                                686                          1,393
                                                                                -------------                  --------------

      Net Income (Loss)                                                                   214                            (51)

Preferred Stock Dividends                                                              (1,436)                        (1,266)
                                                                                --------------                 --------------

           Net Loss Applicable to Common Shares                                 $      (1,222)                 $      (1,317)
                                                                                ==============                 ==============

Basic Earnings per Common Share:
      Loss from Continuing Operations                                           $       (3.61)                 $       (5.13)
      Income from Discontinued Operations                                                1.30                           2.64
                                                                                --------------                 --------------
      Net Loss                                                                  $        (2.31)                $       (2.49)
                                                                                ==============                 ==============

Diluted Earnings per Common Share:
      Loss from Continuing Operations                                           $       (3.61)                 $       (5.13)
      Income from Discontinued Operations                                                1.30                           2.64
                                                                                --------------                 --------------
      Net Loss                                                                  $        (2.31)                $       (2.49)
                                                                                ==============                 ==============

Weighted average Common Shares Outstanding:
      Basic                                                                             528.2                          528.2
      Diluted                                                                           528.2                          528.2

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 Three Months                  Three Months
                                                                                     Ended                         Ended
                                                                                March 31, 2000                March 31, 1999
                                                                                --------------                --------------
Cash Flows from Operating Activities:
      Net Income (Loss)                                                         $         214                  $         (51)
      Adjustments to Reconcile Net Income (Loss)
      to Net Cash Used in Operating Activities:
           Depreciation                                                                   450                            450
           Amortization of Intangible Assets                                            1,173                          1,373
           Amortization of Deferred Financing Costs                                       569                            569
           Compensation Expense                                                            25                             29
           Changes in Operating Assets and Liabilities:
                Accounts Receivable                                                    (1,963)                        (2,428)
                Inventory                                                                  43                            842
                Other Current Assets                                                      116                           (162)
                Income Tax Receivable                                                     (64)                             -
                Accounts Payable                                                          866                            (40)
                Deferred Income Taxes                                                   1,317                            (53)
                Other Assets                                                               33                           (166)
                Net Assets of Discontinued Operations                                     136                              -
                Accrued Expenses and Other                                              4,235                          4,423
                                                                                -------------                  -------------
                Net Cash Provided by Operating Activities                               7,150                          4,786
                                                                                -------------                  -------------

Cash Flows from Investing Activities:
      Capital Expenditures                                                                (98)                          (125)
                                                                                -------------                  -------------

                     Net Cash Used in Investing Activities                                (98)                          (125)
                                                                                -------------                  -------------

Cash Flows from Financing Activities:
      Payments on Term Loans                                                           (3,250)                        (4,646)
      Repayment of Loans to Stockholders for Stock Purchases                                1                              7
                                                                                -------------                  -------------

                     Net Cash Used In Financing Activities                             (3,249)                        (4,639)
                                                                                -------------                  --------------

                     Net Increase in Cash                                               3,803                             22

Cash, Beginning of Period                                                               2,885                          2,817
                                                                                -------------                  -------------

Cash, End of Period                                                             $       6,688                  $       2,839
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

2.    INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories. As of March 31, 2000, the inventories of the discontinued Smokeless Tobacco segment have been reclassified into Net Assets of Discontinued Operations.

                                                                  3/31/00                        12/31/99
                                                                  -------                        --------
           Raw Materials and Work In Process                   $         527                  $       1,704
           Leaf Tobacco                                                    -                         17,028
           Finished Goods - Loose Leaf                                     -                          2,631
           Finished Goods - Cigarette Papers                           3,543                          3,854
           Finished Goods - Make Your Own                              1,224                          1,074
           Other                                                         215                            460
                                                               -------------                  -------------

                                                                       5,509                         26,751
           LIFO reserve                                                7,646                         26,748
                                                               -------------                  -------------
                                                               $      13,155                  $      53,499
                                                               =============                  =============

3.         PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended March 31, 2000 and March 31, 1999 was computed based on the estimated annual effective income tax rates of 86% and 51%, respectively. The primary differences between the effective income tax rate and the statutory income tax rate are certain goodwill amortization, which is not deductible for income tax purposes, and the treatment of operations from the discontinued segment.

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

Following is unaudited parent-only summarized financial information of the
Company:

                                                                                     3/31/00                       12/31/99
                                                                                     -------                       --------
           Current Assets                                                        $          -                  $           -
           Noncurrent Assets                                                          230,545                        229,453
           Current Liabilities                                                         25,948                         20,861
           Noncurrent Liabilities                                                     178,683                        182,862
           Redeemable Preferred Stock                                                  46,129                         44,693

      For the Three Months Ended March 31:                                               2000                           1999
                                                                                ----------------                --------------

           Equity in Earnings of Subsidiaries                                    $      2,076                          4,025
           Net Income (Loss) before Payment of Preferred
                Stock Dividends                                                           227                            (23)

5. RECONCILIATION OF LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                         Three Months Ended March 31, 2000
                                                                         ---------------------------------
                                                                Income                Shares                   Per Share
                                                              (Numerator)          (Denominator)                 Amount
                                                              -----------          -------------                 ------
Net Loss from Continuing Operations                         $        (472)
Less: Preferred Stock Dividends                                    (1,436)
                                                            --------------

Basic and Diluted:
      Net Loss from Continuing Operations Available
      to Common Stockholders                                $      (1,908)                528,241             $     (3.61)
                                                            ==============         ==============             ============


                                                                         Three Months Ended March 31, 1999
                                                                         ---------------------------------
                                                                Income                Shares                   Per Share
                                                              (Numerator)          (Denominator)                 Amount
                                                              -----------          -------------                 ------

Net Loss from Continuing Operations                         $      (1,444)
Less: Preferred Stock Dividends                                    (1,266)
                                                            --------------

Basic and Diluted:
      Net Loss from Continuing Operations Available
      to Common Stockholders                                $      (2,710)                528,241             $     (5.13)
                                                            ==============         ==============             ============

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants of 63.5 and stock options of 25.2 and 23.5 were excluded from the computation for the three months ended March 31, 2000, and March 31, 1999, as their effect is antidilutive.

6.         PENDING DISPOSITION

On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. The brands to be sold include Beech-nut; Durango; Trophy; and Havana Blossom. The purchase price for these assets is $165 million and will result in an after-tax gain of approximately $55 million and after-tax proceeds of approximately $120 million. In addition, the Company will continue to manufacture these brands for Swedish Match for a limited time following the sale under a transitional manufacturing arrangement. The transaction is subject to regulatory approval and other customary conditions. The parties made required filings pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and are now in the process of responding to a request for additional information from the Federal Trade Commission. Subject to satisfactory completion of this antitrust review process, the parties intend to consummate the transaction at the earliest practicable date.

As a result of this pending disposition, the smokeless tobacco segment has been presented as a discontinued operation and, accordingly, the income of this segment has been presented separately in the consolidated statement of operations for the three-month periods ended March 31. Summarized results of the operations of the discontinued segment for both periods are presented separately in the consolidated statement of operations and include an allocation, based on sales dollars, of common selling, general and administrative costs of the Company. Interest expense of the Company was not allocated to the results of operations of the discontinued segment. The net assets, at March 31, 2000, of the discontinued segment, which are to be sold, consist of inventories of $40.4 million, intangible assets of $28.8 million and related net deferred tax liabilities of $1.1 million. These net assets of discontinued operations of $68.1 million have been separately stated in the consolidated balance sheets. At December 31, 1999, the net assets of the discontinued segment, which consist primarily of inventories of $40.3 million and intangible assets of $29.0 million, are included in the consolidated balance sheets and related footnotes. Operating results of the discontinued segment are as follows (in thousands):

                                                THREE MONTHS ENDED MARCH 31,
                                                 2000                   1999
                                              -----------            ----------

      Net Sales                               $   8,407               $  10,504
      Income before Income Taxes                  1,212                   2,392
      Net Income from
       Discontinued Operations                      686                   1,393

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

                     The complaint sought a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also sought an award of statutory penalties and damage for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Plaintiffs and defendants are in the process of negotiating a settlement, and the case has been dismissed pending the completion of those negotiations. Management does not expect that the terms of any settlement will have a materially adverse effect on the Company. If negotiations should fail, the Company would expect the case to be refiled.

                     Kentucky and Illinois Complaints. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells Roll-Your-Own ("RYO") cigarette papers under the JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of RYO cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point of purchase vendor displays for RYO cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

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

                     Discovery of all tobacco-related (cigarette, cigar and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. No individual plaintiff in the Akers cases alleged use of a product manufactured by the Company, although the Company remains a defendant in those actions. Accordingly, of the approximately 120 separate claims currently pending before the Mass Litigation Panel in West Virginia, only one individual plaintiff (who alleges lung cancer as a result of the use of various types of tobacco products) claims to have used smokeless tobacco manufactured by the Company during the relevant time period.

                     On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss various counts have been filed and fully briefed. The hearing on the motion was held on April 28, 2000, and a decision is pending.

                     Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

                     Regulatory and Other Events. Regulations issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999, have been delayed until December 31, 1999 to allow for further review. The Attorney General made minor modifications to the regulations. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. The regulations have been stayed pending appeal, which was heard on April 7, 2000, and a decision is pending. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

                     In Bollore, S.A. v. Import Warehouses, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants. A full trial, to obtain permanent injunctive relief and damages, is currently scheduled for September 2000 for all other defendants. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its RYO cigarette paper business.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net Sales. Net sales for the three months ended March 31, 2000 were $14.6 million, an increase of 42.8%, or $4.4 million, from the prior year's period. This increase was due to a more successful promotion in March 2000 as compared to March 1999 and to the growth in the Make-Your-Own ("MYO") area.

Gross Profit. Gross profit for the three months ended March 31, 2000, was $10.6 million, an increase of $3.4 million, or 47.8%, from the prior year's period due to the increase in net sales described above and its associated product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $3.3 million, an increase of 37.1% from the last year's $2.4 million. This was due primarily to an increase in customer incentives and associated shipping costs related to the increase in volume for the March 2000 promotion.

Amortization of Goodwill. Amortization of goodwill was $1.2 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $5.7 million for the three months ended March 31, 2000, from $6.0 million for the prior year's period. This decrease was the result of a lower average term loan balance.

Income Tax (Benefit). Income taxes were $0.8 million for the three months ended March 31, 2000 compared to a benefit of $1.1 million for the prior year period due to increased profitability associated with the sales increase described above.

Income from Discontinued Operations. Income from Discontinued Operations decreased $0.7 million or 50.8% to $0.7 million for the three months ended March 31, 2000 compared to the prior year's period. This was due primarily to a 24.2% decline in volume. This volume decline was due to two factors. The first was a disagreement with a major customer, which the Company believes has now been resolved. Second, the Company sought to change its free goods packaging to save costs; however, the marketplace rejected the concept. The Company has now reverted back to standard industry packaging and expects to resume its historical volume trend.

Net Income (Loss). Due to the factors described above, the net income for the three months ended March 31, 2000, was $0.2 million compared to a net loss of $0.05 million for the prior year's period.


                       LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 2000, working capital was $3.1 million compared to $37.0 million at December 31, 1999. Due to the pending disposition and its classification of Net Assets of Discontinued Operations, items relating to the pending disposition were excluded from the working capital total. If such items were included, working capital would have been $36.7 million at March 31, 2000. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $24 million under its committed $25 million revolving credit facility.

The Company believes that it maintains adequate inventories based on its past and estimated future sales activity and that its ability to source its inventory requirements will be able to be met for the foreseeable future.

The Company believes that any effect of inflation at current anticipated levels will be minimal. Historically, the Company has been able to increase prices at a rate greater than that of inflation and believes that this trend will continue. In addition, the Company believes that it will be able to maintain its relatively stable variable cost structure.

Given its current operation, the Company believes that its capital expenditure requirements for 2000 will be approximately $750,000. The Company believes that its current operating cash flows, together with its revolving credit facility, should be adequate to satisfy the capital requirements for its current operations; however, the financing of any significant future products, business or property acquisitions may require additional debt or equity refinancing.

Pursuant to the proposed asset sale, the Company will receive gross proceeds of $165 million and estimated after-tax proceeds of approximately $120 million. The Company intends to immediately repay its Senior Secured Term Facility and will then review and evaluate various alternatives for the use of the remaining funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. SAFES No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires formal documentation, designation, and assessment of the effectiveness of derivatives that receive hedge accounting.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity-Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS No. 133 effective for fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 as of January 1, 2001. The adoption is not expected to have a material impact on the consolidated financial statements.

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

                     The complaint sought a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also sought an award of statutory penalties and damage for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Plaintiffs and defendants are in the process of negotiating a settlement, and the case has been dismissed pending the completion of those negotiations. Management does not expect that the terms of any settlement will have a materially adverse effect on the Company. If negotiations should fail, the Company would expect the case to be refiled.

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

                     Discovery of all tobacco-related (cigarette, cigar and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. No individual plaintiff in the Akers cases alleged use of a product manufactured by the Company, although the Company remains a defendant in those actions. Accordingly, of the approximately 120 separate claims currently pending before the Mass Litigation Panel in West Virginia, only one individual plaintiff (who alleges lung cancer as a result of the use of various types of tobacco products) claims to have used smokeless tobacco manufactured by the Company during the relevant time period.

                     On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss various counts have been filed and fully briefed. The hearing on the motion was held on April 28, 2000, and a decision is pending.

                     Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

                     Regulatory and Other Events. Regulations issued by the previous Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products, which were to become effective August 1, 1999, have been delayed until December 31, 1999 to allow for further review. The Attorney General made minor modifications to the regulations. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. The regulations have been stayed pending appeal, which was heard on April 7, 2000, and a decision is pending. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

                     In Bollore, S.A. v. Import Warehouses, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants. A full trial, to obtain permanent injunctive relief and damages, is currently scheduled for September 2000 for all other defendants. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its RYO cigarette paper business.

Item 6.    Exhibits and Reports on Form 8-K

a.         Exhibits

     Exhibit
     Number                        Description
     ------                        -----------

      27.1                    Financial Data Schedule




b.         Reports on Form 8-K

           There were no reports on Form 8-K in the First Quarter of 2000.

                                   SIGNATURES


                     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NORTH ATLANTIC TRADING COMPANY, INC.

Date: May 11, 2000                        /s/ Thomas F. Helms. Jr.
                                          --------------------------------------
                                          Thomas F. Helms, Jr.
                                          President & Chief Executive Officer



Date: May 11, 2000                        /s/ David I. Brunson
                                          --------------------------------------
                                          David I. Brunson
                                          Chief Financial Office

                                 EXHIBIT INDEX
                                 -------------

     Exhibit
     Number                        Description
     ------                        -----------

      27.1                    Financial Data Schedule