Form 10-Q
period 2000-06-30
NORTH ATLANTIC TRADING CO INC
filed 2000-08-02
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of June 30, 2000.



64980.0003

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                              June 30,                    December 31,
                                                                                2000                          1999
                                                                                ----                          ----
                                                                             (Unaudited)
Current Assets:
      Cash                                                                 $         274                  $       2,885
      Accounts Receivable                                                          4,997                          4,984
      Inventory                                                                   15,920                         53,499
      Income Taxes Receivable                                                        334                            175
      Other Current Assets                                                         1,740                          1,688
                                                                           -------------                  -------------

           Total Current Assets                                                   23,265                         63,231

Property, Plant and Equipment (Net)                                                5,192                          5,878

Deferred Income Taxes                                                             25,096                         29,718

Deferred Financing Costs                                                           7,819                          8,956

Goodwill (Net)                                                                   103,144                        134,537

Other Assets                                                                       1,265                          1,283

Net Assets of Discontinued Operations                                             66,095                              -
                                                                           -------------                  -------------

           Total Assets                                                    $     231,876                  $     243,603
                                                                           =============                  =============

Current Liabilities:
      Revolving Credit Facility                                            $       2,000                  $           -
      Accounts Payable                                                               695                            314
      Accrued Liabilities                                                          3,098                          3,176
      Deferred Income Taxes                                                        2,905                          9,718
      Current Portion of Long-Term Debt                                           14,860                         13,002
                                                                           -------------                  -------------

           Total Current Liabilities                                              23,558                         26,210

Long-Term Debt                                                                   174,503                        182,862
Other Long-Term Liabilities                                                        8,851                          8,851
                                                                           -------------                  -------------

           Total Liabilities                                                     206,912                        217,923
                                                                           -------------                  -------------

Preferred Stock, net of discount of $1,174 and $1,259,
      respectively (Mandatory Redemption Value of $48,500)                        47,592                         44,693
                                                                           -------------                  -------------

Stockholders' Deficit:
      Common Stock, voting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, 528,241                                  5                              5
      Common Stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                      -                              -
Additional Paid-In Capital                                                         9,078                          9,078
      Loans to Stockholders for Stock Purchase                                      (178)                          (184)
      Accumulated Deficit                                                        (31,533)                       (27,912)
                                                                           -------------                  -------------

           Total Stockholders' Deficit                                           (22,158)                       (19,013)
                                                                           -------------                  -------------

           Total Liabilities and Stockholders' Deficit                     $     231,876                  $     243,603
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

                                                                                Three Months                   Three Months
                                                                                    Ended                          Ended
                                                                                June 30, 2000                  June 30, 1999
                                                                                -------------                  -------------
Net Sales                                                                       $       6,013                  $       5,128

Cost of Sales                                                                           2,698                          1,977
                                                                                -------------                  -------------

           Gross Profit                                                                 3,315                          3,151

Selling, General and Administrative Expenses                                            3,136                          2,350
Amortization of Goodwill                                                                1,173                          1,173
                                                                                -------------                  -------------

      Operating Income (Loss)                                                            (994)                          (372)

Interest Expense and Financing Costs, Net                                               5,654                          5,954
Other Income                                                                                1                              2
                                                                                -------------                  -------------

      Income (Loss) before Income Tax Benefit from Continuing Operations               (6,647)                        (6,324)

Income Tax Benefit from Continuing Operations                                           3,766                          2,829
                                                                                -------------                  -------------

      Income (Loss) from Continuing Operations                                         (2,881)                        (3,495)

Income from Discontinued Operations,
      Net of Income Taxes of $1,364 and $1,613                                          1,943                          2,316
                                                                                --------------                 --------------

      Net Income (Loss)                                                                  (938)                        (1,179)

Preferred Stock Dividends                                                              (1,463)                        (1,301)
                                                                                --------------                 --------------

           Net Income (Loss) Applicable to Common Shares                        $      (2,401)                 $      (2,480)
                                                                                ==============                 ==============

Basic Earnings per Common Share:
      Income (Loss) from Continuing Operations                                  $       (8.22)                 $       (9.08)
      Income from Discontinued Operations                                                3.68                           4.38
                                                                                --------------                 ---------------
      Net Income (Loss)                                                         $       (4.54)                 $        (4.70)
                                                                                ==============                 ===============

Diluted Earnings per Common Share:
      Income (Loss) from Continuing Operations                                  $        (8.22)                $        (9.08)
      Income from Discontinued Operations                                                3.68                           4.38
                                                                                --------------                 ---------------
      Net Income (Loss)                                                         $        (4.54)                $        (4.70)
                                                                                ==============                 ===============

Weighted average Common Shares Outstanding:
      Basic                                                                             528.2                          528.2
      Diluted                                                                           528.2                          528.2

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                 Six Months                     Six Months
                                                                                    Ended                          Ended
                                                                                June 30, 2000                  June 30, 1999
                                                                                -------------                  -------------
Net Sales                                                                       $      20,641                  $     15,372

Cost of Sales                                                                           6,790                          5,094
                                                                                -------------                  -------------

           Gross Profit                                                                13,851                         10,278

Selling, General and Administrative Expenses                                            6,444                          4,764
Amortization of Goodwill                                                                2,346                          2,346
                                                                                -------------                  -------------

      Operating Income                                                                  5,061                          3,168

Interest Expense and Financing Costs, Net                                              11,390                         11,992
Other Income                                                                                2                              3
                                                                                -------------                  -------------

      Income (Loss) before Income Tax Benefit from Continuing Operations               (6,327)                        (8,821)

Income Tax Benefit from Continuing Operations                                           2,934                          3,845
                                                                                -------------                  -------------

      Income (Loss) from Continuing Operations                                         (3,393)                        (4,976)

Income from Discontinued Operations,
      Net of Income Taxes of $1,849 and $2,570                                          2,670                          3,751
                                                                                --------------                 -------------

      Net Income (Loss)                                                                  (723)                        (1,225)

Preferred Stock Dividends                                                              (2,899)                        (2,567)
                                                                                --------------                 -------------

           Net Income (Loss) Applicable to Common Shares                        $      (3,622)                 $      (3,792)
                                                                                ==============                 =============

Basic Earnings per Common Share:
      Income (Loss) from Continuing Operations                                  $      (11.91)                 $      (14.28)
      Income from Discontinued Operations                                                5.05                           7.10
                                                                                -------------                  -------------
      Net Income (Loss)                                                         $       (6.86)                 $       (7.18)
                                                                                =============                  =============

Diluted Earnings per Common Share:
      Income (Loss) from Continuing Operations                                  $      (11.91)                 $      (14.28)
      Income from Discontinued Operations                                                5.05                           7.10
                                                                                --------------                 -------------
      Net Income (Loss)                                                         $       (6.86)                 $       (7.18)
                                                                                ==============                 =============

Weighted average Common Shares Outstanding:
      Basic                                                                             528.2                         528.2
      Diluted                                                                           528.2                         528.2

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Six Months                     Six Months
                                                                                    Ended                          Ended
                                                                                June 30, 2000                  June 30, 1999
                                                                                -------------                  -------------
Cash Flows from Operating Activities:
      Net Income (Loss)                                                         $        (723)                 $      (1,225)
      Adjustments to Reconcile Net Income (Loss)
      to Net Cash Used in Operating Activities:
           Depreciation                                                                   900                            900
           Amortization of Intangible Assets                                            2,346                          2,745
           Amortization of Deferred Financing Costs                                     1,138                          1,138
           Compensation Expense                                                            50                             58
           Changes in Operating Assets and Liabilities:
                Accounts Receivable                                                       (13)                        (1,086)
                Inventory                                                              (2,721)                           214
                Other Current Assets                                                      (52)                           151
                Income Tax Receivable                                                    (159)                             -
                Accounts Payable                                                          381                             68
                Deferred Income Taxes                                                  (1,086)                        (1,275)
                Other Assets                                                               18                           (176)
                Net Assets of Discontinued Operations                                   2,147                              -
                Accrued Expenses and Other                                               (128)                           436
                                                                                -------------                  -------------

                Net Cash Provided by Operating Activities                               2,098                          1,948
                                                                                -------------                  -------------

Cash Flows from Investing Activities:
      Capital Expenditures                                                               (214)                          (316)
                                                                                -------------                  -------------

                     Net Cash Used in Investing Activities                               (214)                          (316)
                                                                                -------------                  -------------

Cash Flows from Financing Activities:
      Proceeds from Revolving Credit Facility                                           2,000                          4,000
      Payments on Term Loans                                                           (6,501)                        (7,812)
      Repayment of Loans to Stockholders for Stock Purchases                                6                              3
                                                                                -------------                  -------------

                     Net Cash Used In Financing Activities                             (4,495)                        (3,809)
                                                                                -------------                  -------------

                     Net Decrease in Cash                                              (2,611)                        (2,117)

Cash, Beginning of Period                                                               2,885                          2,817
                                                                                -------------                  -------------

Cash, End of Period                                                             $         274                  $         640
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

2.    INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories. As of June 30, 2000, the inventories of the discontinued Smokeless Tobacco segment have been reclassified into Net Assets of Discontinued Operations.

                                                  6/30/00            12/31/99
                                                  -------            --------

   Raw Materials and Work In Process          $         908       $       1,704
   Leaf Tobacco                                           -              17,028
   Finished Goods - Loose Leaf                            -               2,631
   Finished Goods - Cigarette Papers                  6,583               3,854
   Finished Goods - Make Your Own                       571               1,074
   Other                                                212                 460
                                              -------------       -------------

                                                      8,274              26,751
   LIFO reserve                                       7,646              26,748
                                              -------------       -------------
                                              $      15,920       $      53,499
                                              =============       =============

3.         PROVISION FOR INCOME TAXES

The provision for income taxes for the six months ended June 30, 2000 and June 30, 1999 was computed based on the estimated annual effective income tax rates of 60% and 51%, respectively. The primary differences between the effective income tax rate and the statutory income tax rate are certain goodwill amortization, which is not deductible for income tax purposes, and the treatment of operations from the discontinued segment. The income tax benefit for the three months ended June 30, 2000 includes an adjustment of $0.4 million for the first quarter 2000 as a result of the change in the estimated annual effective income tax rate from 86% to 60%.

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


Following is unaudited parent-only summarized financial information of the
Company:

                                                                                    6/30/00                        12/31/99
                                                                                ----------------               ---------------
           Current Assets                                                        $          -                  $           -
           Noncurrent Assets                                                          222,453                        229,453
           Current Liabilities                                                         24,384                         20,861
           Noncurrent Liabilities                                                     174,503                        182,862
           Redeemable Preferred Stock                                                  47,592                         44,693


      For the Three Months Ended June 30:                                             2000                           1999
                                                                                ----------------               ---------------

           Equity in Earnings of Subsidiaries                                    $      3,209                          3,939
           Net Income (Loss) before Payment of Preferred
                Stock Dividends                                                        (2,244)                        (1,139)


      For the Six Months Ended June 30:                                               2000                           1999
                                                                                ----------------               ---------------

           Equity in Earnings of Subsidiaries                                    $      5,285                          7,821
           Net Income (Loss) before Payment of Preferred
                Stock Dividends                                                        (2,018)                        (1,305)


5. RECONCILIATION OF LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                                             --------------------------------
                                                                  Income                  Shares                   Per Share
                                                                (Numerator)           (Denominator)                  Amount
                                                                -----------           -------------                  ------
Net Income (Loss) from Continuing Operations                  $      (2,881)
Preferred Stock Dividends                                            (1,463)
                                                              --------------

Basic and Diluted:
      Net Income (Loss) from Continuing Operations Available
      to Common Stockholders                                  $      (4,344)               528,241                $   (8.22)
                                                              ==============          =============               ==========


                                                                             THREE MONTHS ENDED JUNE 30, 1999
                                                                             --------------------------------
                                                                  Income                  Shares                   Per Share
                                                                (Numerator)           (Denominator)                  Amount
                                                                -----------           -------------                  ------

Net Income (Loss) from Continuing Operations                  $      (3,495)
Preferred Stock Dividends                                            (1,301)
                                                              --------------

Basic and Diluted:
      Net Income (Loss) from Continuing Operations Available
      to Common Stockholders                                  $      (4,796)               528,241                $   (9.08)
                                                              ==============          =============               ==========


                                                                             SIX MONTHS ENDED JUNE 30, 2000
                                                                             ------------------------------
                                                                  Income                  Shares                   Per Share
                                                                (Numerator)           (Denominator)                  Amount
                                                                -----------           -------------                  ------

Net Income (Loss) from Continuing Operations                  $      (3,393)
Preferred Stock Dividends                                            (2,899)
                                                              --------------

Basic and Diluted:
      Net Income (Loss) from Continuing Operations Available
      to Common Stockholders                                  $      (6,292)               528,241                $  (11.91)
                                                              ==============          =============               ==========


                                                                             SIX MONTHS ENDED JUNE 30, 1999
                                                                             ------------------------------
                                                                  Income                  Shares                   Per Share
                                                                (Numerator)           (Denominator)                  Amount
                                                                -----------           -------------                  ------

Net Income (Loss) from Continuing Operations                  $      (4,976)
Preferred Stock Dividends                                            (2,567)
                                                              --------------

Basic and Diluted:
      Net Income (Loss) from Continuing Operations Available
      to Common Stockholders                                  $      (7,543)               528,241                $  (14.28)
                                                              ==============          =============               ==========

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants of 63.5 and stock options of 25.2 and 23.5 were excluded from the computation for the three months and six months ended June 30, 2000, and June 30, 1999, as their effect is antidilutive.

6.         PENDING DISPOSITION

On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. The brands to be sold include Beech-nut; Durango; Trophy; and Havana Blossom. The purchase price for these assets is $165 million and will result in an after-tax gain of approximately $60 million and after-tax proceeds of approximately $120 million. In addition, the Company will continue to manufacture these brands for Swedish Match for a limited time following the sale under a transitional manufacturing arrangement. The transaction is subject to regulatory approval and other customary conditions. The parties made required filings with the Federal Trade Commission ("FTC") pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On June 22, 2000, the FTC voted to challenge the sale of assets by commencing an administrative action. The next day the Commission staff filed an action in the United States District Court for the District of Columbia seeking a preliminary injunction pending the FTC administrative hearing and decision. The Company agreed to delay the closing of the transaction pending the resolution of the application for injunctive relief. That hearing is scheduled to begin September 5 and end September 8, 2000. Although the Company believes that it has good defenses to the action, no assurances can be given as to its outcome. If the Commission staff were to prevail, the Asset Purchase Agreement would likely be terminated. In such event, the Company intends to retain these assets and operate them as a Smokeless Tobacco Segment and account for such a segment as a continuing operation. The transaction related costs of approximately $800,000 would be expensed.

If the Company were to prevail, the transaction would likely close, although, theoretically, the Commission could continue its administrative action even though the transaction had closed. Management believes that such a result would be highly unlikely.

As a result of this pending disposition, the smokeless tobacco segment has been presented as a discontinued operation and, accordingly, the income of this segment has been presented separately in the consolidated statement of operations for the three-month and six-month periods ended June 30. Summarized results of the operations of the discontinued segment for both periods are presented separately in the consolidated statement of operations and include an allocation, based on sales dollars, of common selling, general and administrative costs of the Company. Interest expense of the Company was not allocated to the results of operations of the discontinued segment. The net assets, at June 30, 2000, of the discontinued segment, which are to be sold, consist of inventories of $38.6 million, intangible assets of $28.6 million and related net deferred tax liabilities of $1.1 million. These net assets of discontinued operations of $66.1 million have been separately stated in the consolidated balance sheets. At December 31, 1999, the net assets of the discontinued segment, which consist primarily of inventories of $40.3 million and intangible assets of $29.0 million, are included in the consolidated balance sheets and related footnotes. Operating results of the discontinued segment are as follows (in thousands):


                                                                       THREE MONTHS                        SIX MONTHS
                                                                       ENDED JUNE 30                     ENDED JUNE 30
                                                                    2000          1999                2000          1999
                                                               ---------------------------      ---------------------------------
Net Sales                                                        $ 11,918      $ 12,902             $ 20,325      $ 23,406
Income before Income Taxes                                          3,307         3,929                4,519         6,321
Net Income from
           Discontinued Operations                                  1,943         2,316                2,670         3,751

7.         CONTINGENCIES

                     FTC Action. See Note 6 "Pending Disposition."

                     California Complaint. On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco, Swisher International Group Inc., Brown & Williamson Tobacco Corporation, Merrill Reese Inc., Lucky Stores Inc., Quick Stop Markets Inc., Raley's, Inc., Save Mart Supermarkets Inc., Save-On Drug Stores Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiff amended their claim on June 10, 1998 and subsequently served the complaint on National Tobacco. The complaint purports to be brought by the City and County of San Francisco on behalf of the people of the State of California and by the Environmental Law Foundation on behalf of the general public.

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

                     Minnesota Complaint. On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss various counts have been filed and fully briefed. The hearing on the motion was held on April 28, 2000, and a decision is pending.

                     Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

                     Regulatory and Other Events. Regulations were issued in 1999 by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products. In January 2000, the

Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's decision. The Company has been informed that some of the plaintiff tobacco companies intend to request that the United States Supreme Court review the case, and request a stay of the regulations pending the disposition of that request. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

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

In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. None of these proceedings are considered material.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net Sales. Net sales for the three months ended June 30, 2000 were $6.0 million, an increase of 17.3%, or $0.9 million, from the prior year's period. This increase was due to more successful promotional activity in 2000 as compared to that of 1999, to the growth in the Make-Your-Own ("MYO") area and to increased shipments to Canada. The Company announced a price increase of approximately 5.0% on its Roll-Your-Own paper products effective March 27, 2000. Management believes that this will have a positive impact on net sales in the future.

Gross Profit. Gross profit for the three months ended June 30, 2000, was $3.3 million, an increase of $0.2 million, or 5.2%, from the prior year's period. The gross margin declined to 55.1% from 61.4% due to the change in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 were $3.1 million, an increase of 33.4% from the prior year's period. This was due primarily to an increase in customer incentives and associated shipping costs related to the increase in volume.

Amortization of Goodwill. Amortization of goodwill was $1.2 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $5.7 million for the three months ended June 30, 2000, from $6.0 million for the prior year's period. This decrease was the result of a lower average term loan balance, more than off-setting an increase in interest rates.

Income Tax Benefit. Income tax benefits were $3.8 million for the three months ended June 30, 2000 compared to $2.8 million for the prior year's period due to an increase in the operating loss and an adjustment of $0.4 million for the first quarter 2000 as a result of the change in the estimated annual effective income tax rate from 86% to 60%.

Income from Discontinued Operations. Income from Discontinued Operations decreased $0.4 million or 16.1% to $1.9 million for the three months ended June 30, 2000 compared to the prior year's period. This was due to an 11.2% decline in volume and to increased promotional activity. In January, the Company changed its free goods packaging as a cost savings measure; however, this change was unsuccessful. In May, the Company reverted back to standard industry packaging and expects its volume to return to its historical level and trend.

Net Loss. Due to the factors described above, the net loss for the three months ended June 30, 2000, was $0.9 million compared to a net loss of $1.2 million for the prior year's period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net Sales. Net sales for the six months ended June 30, 2000 were $20.6 million, an increase of 34.3%, or $5.3 million, from the prior year's period. This increase was due to more successful promotional activity in 2000 as compared to that of 1999, to the growth in the Make-Your-Own ("MYO") area and to increased shipments to Canada. The Company announced a price increase of approximately 5.0% on its Roll-Your-Own paper products effective March 27, 2000. Management believes that this will have a positive impact on net sales in the future.

Gross Profit. Gross profit for the six months ended June 30, 2000, was $13.9 million, an increase of $3.6 million, or 34.8%, from the prior year's period due to the increase in net sales described above and its associated product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 were $6.4 million, an increase of 35.3% from the prior year's period. This was due primarily to an increase in customer incentives and associated shipping costs related to the increase in volume.

Amortization of Goodwill. Amortization of goodwill was $2.3 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $11.4 million for the six months ended June 30, 2000, from $12.0 million for the prior year's period. This decrease was the result of a lower average term loan balance, more than off-setting an increase in interest rates.

Income Tax Benefit. Income tax benefits were $2.9 million for the six months ended June 30, 2000 compared to $3.8 million for the prior year's period due to increased profitability associated with the sales increase described above.

Income from Discontinued Operations. Income from Discontinued Operations decreased $1.1 million or 28.8% to $2.7 million compared to the prior year's period. This was due primarily to a 17.0% decline in volume. This volume decline was primarily due to two factors. The first was a disagreement with a major customer, which the Company believes has now been resolved. Second, in January, the Company changed its free goods packaging as a cost savings measure; however, this change was unsuccessful. In May, the Company reverted back to standard industry packaging and expects its volume to return to its historical level and trend.

Net Loss. Due to the factors described above, the net loss for the six months ended June 30, 2000, was $0.7 million compared to a net loss of $1.2 million for the prior year's period.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2000, working capital was ($0.3) million compared to $37.0 million at December 31, 1999. Due to the pending disposition and its classification of Net Assets of Discontinued Operations, items relating to the pending disposition were excluded from the working capital total. If such items were included, working capital would have been $31.4 million at June 30, 2000. This pro-forma difference was primarily the result of a Revolving Credit Facility borrowing of $2.0 million in June 2000 to fund short term operating requirements, a related decrease in cash of $2.6 million and an increase of $1.8 million in the Current Portion of Long Term Debt. Further, the $2.0 million borrowing under the Revolving Credit Facility was repaid on July 26, 2000. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company, as of June 30, 2000 has an undrawn availability of $22 million under its committed $25 million revolving credit facility.

The Company believes that it maintains adequate inventories based on its past and estimated future sales activity and that its ability to source its inventory requirements will be met for the foreseeable future.

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

If the proposed asset sale is completed, the Company will receive gross proceeds of $165 million and estimated after-tax proceeds of approximately $120 million.

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

Item 3.     Not Applicable

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

           Sale of Assets. On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. The brands to be sold include Beech-nut; Durango; Trophy; and Havana Blossom. The purchase price for these assets is $165 million and will result in an after-tax gain of approximately $60 million and after-tax proceeds of approximately $120 million. In addition, the Company will continue to manufacture these brands for Swedish Match for a limited time following the sale under a transitional manufacturing arrangement. The transaction is subject to regulatory approval and other customary conditions. The parties made required filings with the Federal Trade Commission ("FTC") pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On June 22, 2000, the FTC voted to challenge the sale of assets by commencing an administrative action. The next day the Commission staff filed an action in the United States District Court for the District of Columbia seeking a preliminary injunction pending the FTC administrative hearing and decision. The Company agreed to delay the closing of the transaction pending the resolution of the application for injunction relief. That hearing is scheduled to begin September 5 and end September 8, 2000. Although the Company believes that it has good defenses to the action, no assurances can be given as to its outcome. If the Commission staff were to prevail, the Asset Purchase Agreement would likely be terminated. In such event, the Company intends to retain these assets and operate them as a Smokeless Tobacco Segment and account for such a segment as a continuing operation. The transaction related costs of approximately $800,000 would be expensed.

If the Company were to prevail, the transaction would likely close, although, theoretically, the Commission could continue its administrative action even though the transaction had closed. Management believes that such a result would be highly unlikely.

                     California Complaint. On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco, Swisher International Group Inc., Brown & Williamson Tobacco Corporation, Merrill Reese Inc., Lucky Stores Inc., Quick Stop Markets Inc., Raley's, Inc., Save Mart Supermarkets Inc., Save-On Drug Stores Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiff amended their claim on June 10, 1998 and subsequently served the complaint on National Tobacco. The complaint purports to be brought by the City and County of San Francisco on behalf of the people of the State of California and by the Environmental Law Foundation on behalf of the general public.

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

                     Minnesota Complaint. On September 24, 1999, the Company was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using the Company's (and, prior to the formation of the Company, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss various counts have been filed and fully briefed. The hearing on the motion was held on April 28, 2000, and a decision is pending.

                     Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

                     Regulatory and Other Events. Regulations were issued in 1999 by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's decision. The Company has been informed that some of the plaintiff tobacco companies intend to request that the United States Supreme Court review the case, and request a stay of the regulations pending the disposition of that request. The regulations have been stayed pending appeal, which was heard on April 7, 2000, and a decision is pending. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

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

In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. None of these proceedings are considered material.


Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits

     Exhibit
     Number              Description
     ------              -----------

      27.1               Financial Data Schedule


           b.   Reports on Form 8-K

           There were no reports on Form 8-K in the Second Quarter of 2000.

                                   SIGNATURES


           The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORTH ATLANTIC TRADING COMPANY, INC.

Date: August 2, 2000                /s/ Thomas F. Helms. Jr.
                                    ------------------------------------------
                                    Thomas F. Helms, Jr.
                                    President & Chief Executive Officer



Date: August 2, 2000                /s/ David I. Brunson
                                    ------------------------------------------
                                    David I. Brunson
                                    Chief Financial Office

                                 EXHIBIT INDEX
                                 -------------

     Exhibit
     Number              Description
     ------              -----------

      27.1               Financial Data Schedule