Form 10-Q
period 2000-09-30
NORTH ATLANTIC TRADING CO INC
filed 2000-11-06
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

                                          or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of November 3, 2000.



64980.0003

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                          September 30,                 December 31,
                                                                              2000                          1999
                                                                              ----                          ----
                                                                           (Unaudited)
Current Assets:
      Cash                                                               $       4,487                  $       2,885
      Accounts Receivable                                                        5,281                          4,984
      Inventory                                                                 14,955                         53,499
      Income Taxes Receivable                                                      334                            175
      Other Current Assets                                                       2,330                          1,688
                                                                         -------------                  -------------

           Total Current Assets                                                 27,387                         63,231

Property, Plant and Equipment (Net)                                              4,837                          5,878

Deferred Income Taxes                                                           22,876                         29,718

Deferred Financing Costs                                                         7,250                          8,956

Goodwill (Net)                                                                 101,971                        134,537

Other Assets                                                                     1,540                          1,283

Net Assets of Discontinued Operations                                           64,257                              -
                                                                         -------------                  -------------

           Total Assets                                                  $     230,118                  $     243,603
                                                                         =============                  =============

Current Liabilities:
      Revolving Credit Facility                                          $           -                  $           -
      Accounts Payable                                                             619                            314
      Accrued Liabilities                                                        8,189                          3,176
      Deferred Income Taxes                                                      2,905                          9,718
      Current Portion of Long-Term Debt                                         14,266                         13,002
                                                                         -------------                  -------------

           Total Current Liabilities                                            25,979                         26,210

Long-Term Debt                                                                 168,847                        182,862
Other Long-Term Liabilities                                                      8,851                          8,851
                                                                         -------------                  -------------

           Total Liabilities                                                   203,677                        217,923
                                                                         -------------                  -------------

Preferred Stock, net of discount of $1,131 and $1,259,
      respectively (Mandatory Redemption Value of $49,980)                      49,131                         44,693
                                                                         -------------                  -------------

Stockholders' Deficit:
      Common Stock, voting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, 528,241                                5                              5
      Common Stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                    -                              -
Additional Paid-In Capital                                                       9,078                          9,078
      Loans to Stockholders for Stock Purchase                                    (181)                          (184)
      Accumulated Deficit                                                      (31,592)                       (27,912)
                                                                         -------------                  -------------

           Total Stockholders' Deficit                                         (22,690)                       (19,013)
                                                                         -------------                  -------------

           Total Liabilities and Stockholders' Deficit                   $     230,118                  $     243,603
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

                                                                                 Three Months                  Three Months
                                                                                     Ended                         Ended
                                                                              September 30, 2000            September 30, 1999
                                                                              ------------------            ------------------
Net Sales                                                                       $      17,231                  $      17,326

Cost of Sales                                                                           4,644                          5,169
                                                                                -------------                  -------------

           Gross Profit                                                                12,587                         12,157

Selling, General and Administrative Expenses                                            4,013                          3,371
Amortization of Goodwill                                                                1,173                          1,173
                                                                                -------------                  -------------

      Operating Income                                                                  7,401                          7,613

Interest Expense and Financing Costs, Net                                               5,601                          5,927
Other Income                                                                                1                             (5)
                                                                                -------------                  --------------

      Income before Income Tax Expense from Continuing Operations                       1,801                          1,681

Income Tax Expense from Continuing Operations                                           1,419                          1,292
                                                                                -------------                  -------------

      Income from Continuing Operations                                                   382                            389

Income from Discontinued Operations,
      Net of Income Taxes of $801 and $1,203                                            1,098                          1,702
                                                                                -------------                  -------------

      Net Income                                                                        1,480                          2,091

Preferred Stock Dividends                                                              (1,538)                        (1,369)
                                                                                -------------                  -------------

           Net Income (Loss) Applicable to Common Shares                        $         (58)                 $         722
                                                                                =============                  =============

Basic Earnings per Common Share:
      Loss from Continuing Operations                                           $       (2.19)                 $       (1.85)
      Income from Discontinued Operations                                                2.08                           3.22
                                                                                -------------                  -------------
      Net Income (Loss)                                                         $       (0.11)                 $        1.37
                                                                                =============                  =============

Diluted Earnings per Common Share:
      Loss from Continuing Operations                                           $       (2.19)                 $       (1.59)
      Income from Discontinued Operations                                                2.08                           2.76
                                                                                -------------                  -------------
      Net Income (Loss)                                                         $       (0.11)                 $        1.17
                                                                                =============                  =============

Weighted average Common Shares Outstanding:
      Basic                                                                             528.2                          528.2
      Diluted                                                                           528.2                          617.0


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                  Nine Months                   Nine Months
                                                                                     Ended                         Ended
                                                                              September 30, 2000            September 30, 1999
                                                                              ------------------            ------------------
Net Sales                                                                       $      37,872                  $      32,698

Cost of Sales                                                                          11,434                         10,263
                                                                                -------------                  -------------

           Gross Profit                                                                26,438                         22,435

Selling, General and Administrative Expenses                                           10,457                          8,134
Amortization of Goodwill                                                                3,518                          3,518
                                                                                -------------                  -------------

      Operating Income                                                                 12,463                         10,783

Interest Expense and Financing Costs, Net                                              16,991                         17,919
Other Income                                                                                3                             (2)
                                                                                -------------                  -------------

      Loss before Income Tax Benefit from Continuing Operations                        (4,525)                        (7,138)

Income Tax Benefit from Continuing Operations                                          (1,473)                        (2,511)
                                                                                -------------                  -------------

      Loss from Continuing Operations                                                  (3,052)                        (4,627)

Income from Discontinued Operations,
      Net of Income Taxes of $2,609 and $3,732                                          3,809                          5,493
                                                                                -------------                  -------------

      Net Income                                                                          757                            866

Preferred Stock Dividends                                                              (4,438)                        (3,936)
                                                                                -------------                 --------------

           Net Loss Applicable to Common Shares                                 $      (3,681)                 $      (3,070)
                                                                                =============                 ==============

Basic Earnings per Common Share:
      Loss from Continuing Operations                                           $      (14.18)                 $      (16.21)
      Income from Discontinued Operations                                                7.21                          10.40
                                                                                -------------                  -------------
      Net Loss                                                                  $       (6.97)                 $       (5.81)
                                                                                =============                  =============

Diluted Earnings per Common Share:
      Loss from Continuing Operations                                           $      (14.81)                 $      (16.21)
      Income from Discontinued Operations                                                7.21                          10.40
                                                                                -------------                  -------------
      Net Loss                                                                  $       (6.97)                 $       (5.81)
                                                                                =============                  =============

Weighted average Common Shares Outstanding:
      Basic                                                                             528.2                          528.2
      Diluted                                                                           528.2                          528.2

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Nine Months                   Nine Months
                                                                                     Ended                         Ended
                                                                              September 30, 2000            September 30, 1999
                                                                              ------------------            ------------------
Cash Flows from Operating Activities:
      Net Income                                                                $         757                  $         866
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
           Depreciation                                                                 1,350                          1,350
           Amortization of Intangible Assets                                            3,518                          4,117
           Amortization of Deferred Financing Costs                                     1,706                          1,707
           Compensation Expense                                                            75                             87
           Changes in Operating Assets and Liabilities:
                Accounts Receivable                                                      (297)                        (1,722)
                Inventory                                                              (1,756)                         2,801
                Other Current Assets                                                     (642)                             -
                Income Tax Receivable                                                    (159)                             -
                Accounts Payable                                                          305                              8
                Deferred Income Taxes                                                   1,135                          1,220
                Other Assets                                                             (257)                          (198)
                Net Assets of Discontinued Operations                                   3,985                              -
                Accrued Expenses and Other                                              4,939                          5,659
                                                                                -------------                  -------------

                Net Cash Provided by Operating Activities                              14,659                         15,895
                                                                                -------------                  -------------

Cash Flows from Investing Activities:
      Capital Expenditures                                                               (309)                          (573)
                                                                                -------------                  -------------

                     Net Cash Used in Investing Activities                               (309)                          (573)
                                                                                -------------                  -------------

Cash Flows from Financing Activities:
      Proceeds from Revolving Credit Facility                                           2,000                          4,000
      Payments on Revolving Credit Facility                                            (2,000)                        (4,000)
      Payments on Term Loans                                                          (12,751)                       (14,799)
      Repayment of Loans to Stockholders for Stock Purchases                                3                              4
                                                                                -------------                  -------------

                     Net Cash Used In Financing Activities                            (12,748)                       (14,795)
                                                                                -------------                  -------------

                     Net Increase in Cash                                               1,602                            527

Cash, Beginning of Period                                                               2,885                          2,817
                                                                                -------------                  -------------

Cash, End of Period                                                             $       4,487                  $       3,344
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

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share amounts)

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with North Atlantic Trading Company, Inc.'s (the "Company's") customary accounting practices and have not been audited. In the opinion of Management, all adjustments necessary to fairly present the results for the reported interim periods have been made and were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.    INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories. As of September 30, 2000, the inventories of the discontinued Smokeless Tobacco segment have been reclassified into Net Assets of Discontinued Operations.

                                                         9/30/00                        12/31/99
                                                         -------                        --------
           Raw Materials and Work In Process          $         802                  $       1,704
           Leaf Tobacco                                           -                         17,028
           Finished Goods - Loose Leaf                            -                          2,631
           Finished Goods - Cigarette Papers                  5,310                          3,854
           Finished Goods - Make Your Own                       856                          1,074
           Other                                                341                            460
                                                      -------------                  -------------

                                                              7,309                         26,751
           LIFO reserve                                       7,646                         26,748
                                                      -------------                  -------------
                                                      $      14,955                  $      53,499
                                                      =============                  =============

3.         PROVISION FOR INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2000 and September 30, 1999 was computed based on the estimated annual effective income tax rates of 60% and 58%, respectively. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes.

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

Following is unaudited parent-only summarized financial information of the
Company:

                                                                                      9/30/00                       12/31/99
                                                                                -------------                  -------------
           Current Assets                                                       $           -                  $           -
           Noncurrent Assets                                                          221,217                        229,453
           Current Liabilities                                                         26,060                         20,861
           Noncurrent Liabilities                                                     168,847                        182,862
           Redeemable Preferred Stock                                                  49,131                         44,693


      For the Three Months Ended September 30:                                           2000                           1999
                                                                                -------------                  -------------

           Equity in Earnings of Subsidiaries                                   $       4,915                          3,939
           Net Income (Loss) before Payment of Preferred
                Stock Dividends                                                         1,499                         (1,139)


      For the Nine Months Ended September 30:                                            2000                           1999
                                                                                -------------                  -------------

           Equity in Earnings of Subsidiaries                                   $      11,539                          7,821
           Net Income (Loss) before Payment of Preferred
                Stock Dividends                                                           821                         (1,305)


5. RECONCILIATION OF LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                           -------------------------------------
                                                                  Income                  Shares                     Per Share
                                                                (Numerator)           (Denominator)                    Amount
                                                                -----------           -------------                    ------
Net Income from Continuing Operations                          $      382
Preferred Stock Dividends                                          (1,538)
                                                               ----------

Basic and Diluted:
      Net Loss from Continuing Operations
      Available to Common Stockholders                         $   (1,156)                 528,241                   $   (2.19)
                                                               ==========              ===========                   =========


                                                                           THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                           -------------------------------------
                                                                  Income                  Shares                     Per Share
                                                                (Numerator)           (Denominator)                    Amount
                                                                -----------           -------------                    ------

Net Income from Continuing Operations                          $       389
Preferred Stock Dividends                                           (1,538)
                                                               -----------
      Net Loss from Continuing Operations
      Available to Common Stockholders                         $      (980)
                                                               ===========
Basic                                                                                      528,241                    $   (1.85)
                                                                                       ===========                    =========
Effect of Dilutive Securities:

      Warrants                                                                              63,490
      Stock Options                                                                         25,300
                                                                                       -----------

Diluted                                                                                    617,031                    $   (1.59)
                                                                                       ===========                    =========


                                                                            NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                            ------------------------------------
                                                                  Income                  Shares                     Per Share
                                                                (Numerator)           (Denominator)                    Amount
                                                                -----------           -------------                    ------

Net Loss from Continuing Operations                            $    (3,052)
Preferred Stock Dividends                                           (4,438)
                                                               -----------

Basic and Diluted:
      Net Loss from Continuing Operations
      Available to Common Stockholders                         $    (7,490)                528,241                    $  (14.18)
                                                               ===========             ===========                    =========


                                                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                            ------------------------------------
                                                                  Income                  Shares                    Per Share
                                                                (Numerator)           (Denominator)                  Amount
                                                                -----------           -------------                  ------

Net Loss from Continuing Operations                            $   (4,627)
Preferred Stock Dividends                                          (3,936)
                                                               ----------

Basic and Diluted:
      Net Loss from Continuing Operations
      Available to Common Stockholders                         $   (8,563)                 528,241                    $  (16.21)
                                                               ==========              ===========                    =========

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants of 63.5 and stock options of 21.2 and 25.3 were excluded from the computation for the three month and nine month periods ended September 30, 2000, and the nine month period ended September 30, 1999, as their effect is antidilutive.

6.         PENDING DISPOSITION

On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North America Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. The brands to be sold include Beech-nut; Durango; Trophy; and Havana Blossom. The purchase price for these assets is $165 million and will result in an after-tax gain of approximately $60 million and after-tax proceeds of approximately $120 million. In addition, the Company will continue to manufacture these brands for Swedish Match for a limited time following the sale under a transitional manufacturing arrangement. The transaction is subject to regulatory approval and other customary conditions. The parties made required filings with the Federal Trade Commission ("FTC") pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On June 22, 2000, the FTC voted to challenge the sale of assets by commencing an administrative action. The next day the FTC staff filed an action in the United States District Court for the District of Columbia seeking a preliminary injunction pending the FTC administrative hearing and decision. The Company agreed to delay the closing of the transaction pending the resolution of the application for injunctive relief. That hearing began on September 5 and ended on September 11, 2000. Closing arguments were heard on September 27, 2000. To date, the Court has yet to issue its ruling. Although the Company believes that it has good defenses to the action, no assurances can be given as to its outcome. If the FTC staff were to prevail, the Asset Purchase Agreement would likely be terminated. In such an event, the Company intends to retain these assets and operate them as a Smokeless Tobacco Segment and account for such a segment as a continuing operation. The transaction related costs of approximately $1,500,000 would be expensed, of which $706,000 was deferred on the Balance Sheet at September 30, 2000.

If the Company prevails with respect to the FTC's preliminary injunction motion and related appeals, if any, the Company expects the transaction to be consummated promptly thereafter. The FTC may nevertheless continue an administrative action against Swedish Match after such consummation.

As a result of this pending disposition, the smokeless tobacco segment has been presented as a discontinued operation and, accordingly, the income of this segment has been presented separately in the consolidated statement of operations for the three-month and nine-month periods ended September 30. Summarized results of the operations of the discontinued segment for both periods are presented separately in the consolidated statement of operations and include an allocation, based on sales dollars, of common selling, general and administrative costs of the Company. Interest expense of the Company was not allocated to the results of operations of the discontinued segment. The net assets, at September 30, 2000, of the discontinued segment, which are to be sold, consist of inventories of $36.9 million, intangible assets of $28.4 million and related net deferred tax liabilities of $1.1 million. These net assets of discontinued operations of $64.2 million have been separately stated in the consolidated balance sheets. At December 31, 1999, the net assets of the discontinued segment, which consist primarily of inventories of $40.3 million and intangible assets of $29.0 million, are included in the consolidated balance sheets and related footnotes. Operating results of the discontinued segment are as follows (in thousands):


                                                                     THREE MONTHS                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                  2000          1999                2000          1999
                                                               ----------------------            ------------------------
Net Sales                                                      $ 10,605      $ 12,902             $ 30,930      $ 35,880
Income before Income Taxes                                        1,899         2,904                6,418         9,225
Net Income from
           Discontinued Operations                                1,098         1,702                3,809         5,493

7.         CONTINGENCIES

           FTC Action. See Note 6 "Pending Disposition."

           California Complaint. On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco, Swisher International Group Inc., Brown & Williamson Tobacco Corporation, Merrill Reese Inc., Lucky Stores Inc., Quick Stop Markets Inc., Raley's, Inc., Save Mart Supermarkets Inc., Save-On Drug Stores Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiff amended their claim on June 10, 1998 and subsequently served the complaint on National Tobacco. The complaint purported to be brought by the City and County of San Francisco on behalf of the people of the State of California and by the Environmental Law Foundation on behalf of the general public.

           Plaintiffs claimed that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code 25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable" warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and

"known to the state to cause reproductive toxicity." Plaintiffs further claimed that the defendants violated California Unfair Competition Act, Business & Professions Code 17200, et seq., by marketing smokeless tobacco to children, and by fraudulently concealing from the public the alleged adverse consequences and addiction allegedly associated with smokeless tobacco products.

           The complaint sought a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also sought an award of statutory penalties and damage for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Plaintiffs and defendants are in the process of negotiating a settlement, and the case has been dismissed pending the completion of those negotiations. Management does not expect that the terms of any settlement will have a materially adverse effect on the Company. If negotiations should fail, the Company expects that the case would be refiled.

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

           On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and National Tobacco in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

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

           On October 20, 2000 Republic filed a motion to dismiss, stay, or transfer the Kentucky proceeding to the Illinois Court. The Company's response is due November 7, 2000. The Company intends to vigorously oppose the application.

           Discovery is continuing in the case.

           West Virginia Complaints. On October 6, 1998 National Tobacco Company, L.P. ("National") was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Phillip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). While National was served with a single service and complaint, the caption lists 65 separate plaintiffs, each with an individual case number.

           In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. National was named in only six of the cases, five of which alleged consumption prior to the existence of National of products bearing the trademarks currently owned by National. The remaining case alleges lung cancer as the injury. National has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

           On November 13, 1998, National was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Phillip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While National was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

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

           Discovery of all tobacco-related (cigarette, cigar and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. No individual plaintiff in the Akers cases alleged use of a product manufactured by National, although National remains a defendant in those actions.

           Ohio Complaints. On September 14, 2000, National was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). While National was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 539 separate plaintiffs, each with an individual case number. Only one of these plaintiffs alleged use of a product currently manufactured by National. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether National is a proper defendant in this case.

           On September 19, 2000, National was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). While National was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 561 separate plaintiffs, each with an individual case number. A total of five of these plaintiffs allege use of a product currently manufactured by National. One of these plaintiffs does not specify the time period during which the product was allegedly used, and one alleges use that covers, in part, a period when National did not manufacture the product. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and National Tobacco's Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of National Tobacco's Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

           Minnesota Complaint. On September 24, 1999, National was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using National's (and, prior to the formation of National, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss were filed on all counts except for negligence and, on September 28, 2000, the Court granted all of National's motions. The sole cause of action remaining is for negligence. The Court, however, granted leave to the plaintiff to replead within sixty days those alleged causes of action based on alleged fraud.

           Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

           Regulatory and Other Events. Regulations were issued in 1999 by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's decision. The cigarette company plaintiffs have requested that the United States Supreme Court review the case, and a stay of the regulations pending the disposition of that request has been granted. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

           In Bollore, S.A. v. Import Warehouses, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants. A full trial, to obtain permanent injunctive relief and damages, is currently scheduled for the January, 2001 term for all other defendants. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its RYO cigarette paper business.

In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. None of these proceedings are considered material.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Sales. Net sales for the three months ended September 30, 2000 were $17.2 million compared to $17.3 million for the prior year's period. An increase in Make-Your-Own ("MYO") products of $1.1 million was offset by a like decrease in the Roll-Your-Own paper products. While the July 2000 promotion met Management's expectations, its results were less than the July 1999 promotion, which received an exceptional benefit due to the resolution of the infringing goods case (Bollore, S.A. v. Import Warehouses, Inc.).

Gross Profit. Gross profit for the three months ended September 30, 2000, was $12.6 million, an increase of $0.4 million, or 3.3%, from the prior year's period. The gross margin increased to 73.0% from 70.2% due primarily to the impact of a price increase of approximately 5.0% on Roll-Your-Own paper products effective March 27, 2000 and the benefits of the Company's foreign exchange position with regard to the French franc.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 were $4.0 million, an increase of $0.6 million or 17.6% from the prior year's period. This was due to a $0.4 million increase in customer incentives and associated shipping costs to increase distribution of the MYO products and a $0.2 million increase in allocated SG&A as a result of the Company's allocation methodology which has been in place since the purchase of the business in 1997.

Amortization of Goodwill. Amortization of goodwill was $1.2 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $5.6 million for the three months ended September 30, 2000, from $5.9 million for the prior year's period. This decrease was the result of a lower average term loan balance, more than off-setting an increase in interest rates.

Income Taxes. Income taxes were $1.4 million for the three months ended September 30, 2000 compared to $1.3 million for the prior year's period.

Income from Discontinued Operations. Income from Discontinued Operations decreased $0.6 million or 35.5% to $1.1 million for the three months ended September 30, 2000 compared to the prior year's period. This was due to a 17.3% decline in net sales volume as a result of lower than expected sales to a significant customer, packaging for certain free goods did not meet market acceptance and has been subsequently changed and to an increase in resignations in the field sales organization, adversely affecting sales coverage, due to the pending asset sale.

Net Income. Due to the factors described above, the net income for the three months ended September 30, 2000, was $1.5 million compared to $2.1 million for the prior year's period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Sales. Net sales for the nine months ended September 30, 2000 were $37.9 million, an increase of 15.9%, or $5.2 million, from the prior year's period. This increase was due, in part, to the 5% price increase on March 27, 2000, to the growth in the Make-Your-Own ("MYO") area and to increased shipments to Canada.

Gross Profit. Gross profit for the nine months ended September 30, 2000, was $26.4 million, an increase of $4.0 million, or 17.9%, from the prior year's period due to the increase in net sales described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $10.5 million, an increase of 29.6% from the prior year's period. This was due primarily to an increase in marketing costs associated with customer incentives and associated shipping costs to increase distribution of the MYO products and to increased legal expenses associated with the Company's antitrust litigation.

Amortization of Goodwill. Amortization of goodwill was $3.5 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $17.0 million for the nine months ended September 30, 2000, from $17.9 million for the prior year's period. This decrease was the result of a lower average term loan balance, more than off-setting an increase in interest rates.

Income Tax Benefit. Income tax benefits were $1.5 million for the nine months ended September 30, 2000 compared to $2.5 million for the prior year's period due to increased profitability associated with the sales increase described above.

Income from Discontinued Operations. Income from Discontinued Operations decreased $1.7 million or 30.9% to $3.8 million compared to the prior year's period. This was due primarily to a 16.5% decline in volume. This volume decline was primarily due to three factors. The first was the impact of the previously reported disagreement with a major customer, which the Company believes has now been resolved. Second, in January, the Company made certain free goods packaging changes as a cost savings measure; however, these changes did not meet with market acceptance. In May, the Company reverted back to standard industry packaging and expects its volume to gradually return to its historical level and trend. Third, due to the length of time the proposed asset sale has been pending, there has occurred an increase in resignations among the field sales organization, which has adversely affected sales coverage.

Net Income. Due to the factors described above, the net income for the nine months ended September 30, 2000, was $0.8 million compared to $0.9 million for the prior year's period.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2000, working capital was $1.4 million compared to $37.0 million at December 31, 1999. Due to the pending disposition and its classification of Net Assets of Discontinued Operations, items relating to the pending disposition were excluded from the working capital total. If such items were included, working capital would have been $31.5 million at September 30, 2000. This pro-forma difference was primarily the result of a $4.3 million increase in accrued interest on Senior Notes which is paid semi-annually in June and December and a $1.3 million increase in the Current portion of Long Term Debt. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company, as of September 30, 2000 has an undrawn availability of $24 million under its committed $25 million revolving credit facility.

The Company believes that it maintains adequate inventories based on its past and estimated future sales activity and that its ability to source its inventory requirements will be met for the foreseeable future.

The Company believes that any effect of inflation at current anticipated levels will be minimal. Historically, the Company has been able to increase prices at a rate greater than that of inflation. In addition, the Company believes that it will be able to maintain its relatively stable variable cost structure.

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

Item 3.     Not Applicable


                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

           Sale of Assets. On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North America Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. The brands to be sold include Beech-nut; Durango; Trophy; and Havana Blossom. The purchase price for these assets is $165 million and will result in an after-tax gain of approximately $60 million and after-tax proceeds of approximately $120 million. In addition, the Company will continue to manufacture these brands for Swedish Match for a limited time following the sale under a transitional manufacturing arrangement. The transaction is subject to regulatory approval and other customary conditions. The parties made required filings with the Federal Trade Commission ("FTC") pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On June 22, 2000, the FTC voted to challenge the sale of assets by commencing an administrative action. The next day the FTC staff filed an action in the United States District Court for the District of Columbia seeking a preliminary injunction pending the FTC administrative hearing and decision. The Company agreed to delay the closing of the transaction pending the resolution of the application for injunction relief. That hearing began on September 5 and ended on September 11, 2000. Closing arguments were heard on September 27, 2000. To date, the Court has yet to issue its ruling. Although the Company believes that it has good defenses to the action, no assurances can be given as to its outcome. If the FTC staff were to prevail, the Asset Purchase Agreement would likely be terminated. In such an event, the Company intends to retain these assets and operate them as a Smokeless Tobacco Segment and account for such a segment as a continuing operation. The transaction related costs of approximately $1,500,000 would be expensed, of which $706,000 was deferred on the Balance Sheet at September 30, 2000.

If the Company prevails with respect to the FTC's preliminary injunction motion and related appeals, if any, the Company expects the transaction to be consummated promptly thereafter. The FTC may nevertheless continue an administrative action against Swedish Match after such consummation.

           California Complaint. On March 30, 1998, an action was filed in California State Court, in the City and County of San Francisco, against defendants United States Tobacco Company, Inc., Conwood Company, L.P., Pinkerton Tobacco Company, Inc., National Tobacco, Swisher International Group Inc., Brown & Williamson Tobacco Corporation, Merrill Reese Inc., Lucky Stores Inc., Quick Stop Markets Inc., Raley's, Inc., Save Mart Supermarkets Inc., Save-On Drug Stores Inc., The Southland Corporation, Circle K Stores, Inc., Longs Drug Stores Corporation, Walgreen Co., Safeway, Inc. and DOES 1-500. The plaintiff amended their claim on June 10, 1998 and subsequently served the complaint on National Tobacco. The complaint purported to be brought by the City and County of San Francisco on behalf of the people of the State of California and by the Environmental Law Foundation on behalf of the general public.

           Plaintiffs claimed that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code 25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable" warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claimed that the defendants violated California Unfair Competition Act, Business & Professions Code 17200, et seq., by marketing smokeless tobacco to children, and by fraudulently concealing from the public the alleged adverse consequences and addiction allegedly associated with smokeless tobacco products.

           The complaint sought a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also sought an award of statutory penalties and damage for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. Plaintiffs and defendants are in the process of negotiating a settlement, and the case has been dismissed pending the completion of those negotiations. Management does not expect that the terms of any settlement will have a materially adverse effect on the Company. If negotiations should fail, the Company expects that the case would be refiled.

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

           On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and National Tobacco in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for RYO cigarette papers.

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

           On October 20, 2000 Republic filed a motion to dismiss, stay, or transfer the Kentucky proceeding to the Illinois Court. The Company's response is due November 7, 2000. The Company intends to vigorously oppose the application.

           Discovery is continuing in the case.

           West Virginia Complaints. On October 6, 1998 National Tobacco Company, L.P. ("National") was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Phillip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). While National was served with a single service and complaint, the caption lists 65 separate plaintiffs, each with an individual case number.

           In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. National was named in only six of the cases, five of which alleged consumption prior to the existence of National of products bearing the trademarks currently owned by National. The remaining case alleges lung cancer as the injury. National has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

           On November 13, 1998, National was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Phillip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While National was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

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

           Discovery of all tobacco-related (cigarette, cigar and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. No individual plaintiff in the Akers cases alleged use of a product manufactured by National, although National remains a defendant in those actions.

           Ohio Complaints. On September 14, 2000, National was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). While National was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 539 separate plaintiffs, each with an individual case number. Only one of these plaintiffs alleged use of a product currently manufactured by National. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether National is a proper defendant in this case.

           On September 19, 2000, National was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). While National was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 561 separate plaintiffs, each with an individual case number. A total of five of these plaintiffs allege use of a product currently manufactured by National. One of these plaintiffs does not specify the time period during which the product was allegedly used, and one alleges use that covers, in part, a period when National did not manufacture the product. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and National Tobacco's Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of National Tobacco's Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

           Minnesota Complaint. On September 24, 1999, National was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using National's (and, prior to the formation of National, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss were filed on all counts except for negligence and, on September 28, 2000, the Court granted all of National's motions. The sole cause of action remaining is for negligence. The Court, however, granted leave to the plaintiff to replead within sixty days those alleged causes of action based on alleged fraud.

           Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

           Regulatory and Other Events. Regulations were issued in 1999 by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's decision. The cigarette company plaintiffs have requested that the United States Supreme Court review the case, and a stay of the regulations pending the disposition of that request has been granted. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

           In Bollore, S.A. v. Import Warehouses, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants. A full trial, to obtain permanent injunctive relief and damages, is currently scheduled for the January, 2001 term for all other defendants. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its RYO cigarette paper business.

In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. None of these proceedings are considered material.

Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits

          Exhibit
          Number                             Description
          ------                             -----------

           27.1                         Financial Data Schedule


           b. Reports on Form 8-K

          There were no reports on Form 8-K in the Third Quarter of 2000.

                                   SIGNATURES


           The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NORTH ATLANTIC TRADING COMPANY, INC.

Date: November 6, 2000                 /s/ Thomas F. Helms. Jr.
                                       ----------------------------------------
                                       Thomas F. Helms, Jr.
                                       President & Chief Executive Officer



Date: November 6, 2000                 /s/ David I. Brunson
                                       ----------------------------------------
                                       David I. Brunson
                                       Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

     Exhibit
     Number              Description
     ------              -----------

      27.1               Financial Data Schedule