Form 10-K405
period 2000-12-31
NORTH ATLANTIC TRADING CO INC
filed 2001-04-02
CIK 1042787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



(MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001, the only class of voting or non-voting common equity issued and outstanding is the Registrant's Voting Common Stock, par value $.01 per share, 100% of which is owned by 47 holders of record, 41 of whom are affiliates or employees of the Registrant. There is no trading market for the Voting Common Stock.

As of February 28, 2001, 528,241 shares of the Registrant's Voting Common Stock, par value $.01 per share, and no shares of the Registrant's Non-Voting Common Stock, par value $.01 per share, were outstanding.


64980.0003

                      North Atlantic Trading Company, Inc.
                          2000 Form 10-K Annual Report

                                TABLE OF CONTENTS
                                                                                                               PAGE
                                     PART I
    Item 1.       Business........................................................................................1
    Item 2.       Properties.....................................................................................11
    Item 3.       Legal Proceedings..............................................................................12
    Item 4.       Submission of Matters to a Vote of Security Holders............................................17

                                     PART II

    Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters...........................18
    Item 6.       Selected Financial Data........................................................................18
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.................................................................................20
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................25
    Item 8.       Financial Statements and Supplementary Data....................................................25
    Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........26

                                    PART III

    Item 10.      Directors and Executive Officers of the Registrant.............................................27
    Item 11.      Executive Compensation.........................................................................28
    Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................36
    Item 13.      Certain Relationships and Related Transactions.................................................38

                                     PART IV

    Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................39


                                     PART I

Item 1.    Business
           --------

OVERVIEW

                  North Atlantic Trading Company, Inc. (the "Company") is a holding company, which is organized under the laws of the State of Delaware. The Company has two significant wholly owned subsidiaries: National Tobacco Company, L.P. ("National Tobacco") and North Atlantic Operating Company, Inc. ("NAOC"). National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the brand names BEECH-NUT REGULAR, BEECH-NUT WINTERGREEN, TROPHY, HAVANA BLOSSOM and DURANGO. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG brand name pursuant to an exclusive long-term distribution agreement with Bollore, S.A. ("Bollore"). NAOC also contracts for the manufacture of and distributes Make-Your-Own ("MYO") tobaccos and related products under the ZIG-ZAG brand name, pursuant to its trademarks.

RECENT EVENTS

                  On February 10, 2000, National Tobacco entered into a definitive Asset Purchase Agreement with Swedish Match North America Inc. ("Swedish Match"). Under the terms of this agreement, National Tobacco agreed to sell its chewing tobacco brands and related formulation, technology and inventory. The purchase price for these assets was $165 million. Therefore, these assets were reported in the Company's financial statements for the fiscal year ended December 31, 1999 as a discontinued operation. The transaction was challenged by the Federal Trade Commission ("FTC") as anti-competitive under the antitrust laws. The FTC moved for a preliminary injunction in the United States District Court for the District of Columbia. After a one-week trial in September 2000, the Court granted a preliminary injunction on December 14, 2000, barring the closing of the transaction pending a full administrative hearing. On December 22, 2000, the Company and Swedish Match mutually agreed to terminate the agreement. Accordingly, these assets have been reclassified as continuing operations and the Company's financial statements have been restated to reflect this change.

EVOLUTION OF THE COMPANY

                  The Company was formed in 1997 to facilitate a corporate reorganization and related financing in connection with the simultaneous acquisition of NATC Holdings USA, Inc. ("NATC") and its ZIG-ZAG business (the "Acquisition"). Prior to the Acquisition, National Tobacco and its corporate general partner, National Tobacco Finance Corporation ("NTFC"), were wholly owned subsidiaries of NTC Holding, LLC, a Delaware limited liability company ("LLC"). All of the outstanding interests in LLC, together with certain subordinated debt obligations, were acquired by the Company in connection with the Acquisition. LLC transferred all of its assets to the Company, including the limited and general partnership interests in National Tobacco, and was subsequently dissolved.

                  In 1988, Thomas F. Helms, Jr., Chairman and Chief Executive Officer, and an investor group led by Lehman Brothers, formed National Tobacco to acquire the smokeless tobacco division of Lorillard, which had introduced the popular BEECH-NUT brand in 1897. Together with the management team he assembled in connection with this initial buyout, Mr. Helms participated in two subsequent leveraged buyouts prior to 1997, each of which increased the percentage of management ownership.

                  Upon consummation of the Acquisition, NATC and its operating subsidiary were merged into NAOC. NATC was originally formed by an investor group to acquire certain assets from UST, Inc. ("UST") in March 1993, including, among other rights, the exclusive rights to market and distribute ZIG-ZAG premium cigarette papers in the United States, Canada and certain other international markets. In 1938, UST obtained the North American distribution rights for the ZIG-ZAG brands, which had been originally introduced in France in 1869, from Bollore, a major French industrial concern.

                  The Company's principal executive offices are located in New York, New York at 257 Park Avenue South, 7th Floor, New York, New York 10010, and its telephone number is (212) 253-8185.

BUSINESS STRATEGY

                  The Company's current business strategy, whether through internal growth or through acquisitions, is to (i) continue to cultivate the sales, marketing and distribution synergies of its subsidiaries; (ii) capitalize on the strong brand-name identities of its products; and (iii) increase operating efficiencies of its subsidiaries.

INDUSTRY AND MARKETS

                  The Company competes in two distinct markets: (1) the Smokeless Tobacco market and (2) the MYO cigarette market. The Company believes that both the Smokeless Tobacco market, which includes the loose leaf chewing tobacco segment, and the MYO cigarette market, which is comprised of the premium cigarette papers sector and the rapidly emerging MYO tobaccos and related products sector, are each characterized by non-cyclical demand, relative brand loyalty, meaningful barriers to entry, minimal capital expenditure requirements, relatively high profit margins, generally stable wholesale prices and the ability to generate significant and consistent free cash flows.

Smokeless Tobacco

                  Smokeless tobacco products, including chewing tobacco, have a long, established tradition of use in the United States dating back to colonial times. Loose leaf chewing tobacco has generally been most popular in the Southeast, Southwest and rural Northeast and North Central regions of the United States. An estimated 7 million Americans are regular users of smokeless tobacco products, according to the Smokeless Tobacco Council.

                  The smokeless tobacco industry is comprised of the five product categories listed below. The Company believes that many consumers of smokeless tobacco regularly use products in more than one of the following categories. In addition to the Company, other major manufacturers and marketers in the smokeless tobacco industry include UST, Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. The Company currently offers only loose leaf chewing tobacco products; whereas, most other competitors offer more than a single smokeless category.

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

                  According to information provided by the Smokeless Tobacco Council, manufacturers' sales for the smokeless tobacco industry were $991 million in 1989 and $1.98 billion in 1999, representing a compound annual growth rate of 7.3%. This increase is primarily related to the increase in manufacturers' sales of moist snuff which have grown from $608 million in 1989 to $1.60 billion in 1999, representing a compound annual growth rate of 10.4% and whose volume has grown from 39.9 million pounds in 1989 to 57.2 million pounds in 1999 for a compounded annual growth rate of 8.0%. Manufacturers' sales of loose leaf chewing tobacco were $280 million in 1989 and $291.4 million in 1999, representing a compound annual growth rate of 1.1% during the same period; however, its volume during this same period declined from 59.7 million pounds to
44.6 million pounds, a compound annual rate of decline of 0.9%.

                  Loose leaf chewing tobacco products are typically sold through the following retail distribution channels: mass merchandisers, convenience stores, discount tobacco stores, food stores, chain and independent drug stores. Discount tobacco retailers are becoming an increasingly important distribution channel for all tobacco products, including loose leaf chewing tobacco, for their volume has grown to be approximately 20% of all tobacco sales. Certain retailers purchase loose leaf chewing tobacco direct from manufacturers, although most purchase through wholesale distributors.

MYO Cigarettes

                  Although rapidly emerging, the MYO cigarette market remains a minor component of the overall United States cigarette industry which, if viewed in total as a part of that industry, would represent an estimated market share of 1%. In 2000, the United States cigarette industry sold approximately 400 billion cigarettes, which were consumed by approximately 24% of the adult population.

                  The MYO products are typically sold through the following retail distribution channels: convenience stores, mass merchandisers, discount tobacco stores, food stores and chain and independent drug stores. Certain retailers purchase MYO products direct from manufacturers, although most purchase through wholesale distributors.

PRODUCTS

                  Currently, the Company manufactures and markets loose leaf chewing tobacco and imports and distributes premium cigarette papers and related products and contract manufactures and markets MYO tobaccos and related products.

Loose Leaf Chewing Tobacco

                  Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild. According to A.C. Nielsen, in 2000 full-flavored products accounted for approximately 45% of the loose leaf volume and mild flavored products comprised an estimated 55%. Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. The BEECH-NUT brands are available in two flavors: Regular and Wintergreen. BEECH-NUT REGULAR is a full-flavored product and ranked second in sales in the full-flavored loose leaf chewing tobacco category, and third overall. BEECH-NUT WINTERGREEN was introduced by Lorillard in 1979 and has the largest market share of any flavored loose leaf brand. National Tobacco introduced its TROPHY brand into the mild product category in 1992. In addition to the BEECH-NUT brands and TROPHY, National Tobacco currently produces a regional brand, HAVANA BLOSSOM, sold primarily in West Virginia, Pennsylvania and Ohio and a value brand, DURANGO, which was introduced in March 1998.

Premium Cigarette Papers and MYO Tobaccos and Related Products

                  Although premium cigarette papers are sold in a variety of different widths and styles, the Company's primary styles are its standard width ZIG-ZAG White, ZIG-ZAG 1 1/4 width French Orange and ZIG-ZAG Kutcorners, which is designed for easier hand-rolling. Other paper products sold under the ZIG-ZAG name are 1 1/2 sized cigarette papers and a ZIG-ZAG waterproof paper that is sold in Canada. MYO products include ZIG-ZAG Gold Standard and Classic American Blend tobaccos, ZIG-ZAG cigarette tubes and ZIG-ZAG cigarette rolling and injector machines.

SALES AND MARKETING

                  Currently, National Tobacco has a 92 person nationwide sales organization. Since January 1, 1998, National Tobacco and NAOC have operated under a Sales Representation Agreement, pursuant to which National Tobacco markets NAOC's products.

                  Historically, NAOC's sales force focused on wholesalers in the large chain convenience store, drug store and mass merchandising channels without calling on retail outlets, while National Tobacco's larger sales force called on both wholesalers and retail merchants in these channels as well as the food store and discount tobacco store channels. The Company believes that the resources and longstanding relationships of its sales force has enabled the Company to move each of its product lines into geographical markets and retail channels where they previously had been underdeveloped.

                  National Tobacco's loose leaf chewing tobacco has historically been distributed through approximately 1,300 wholesale tobacco and food distributors. In 2000, BEECH-NUT REGULAR and TROPHY represented 58% and 23% of National Tobacco's loose leaf chewing tobacco sales. At the retail level, National Tobacco's loose leaf chewing tobacco products are promoted through in-store volume and price-discount programs and the use of innovative, high visibility point-of-purchase floor and shelf displays, banners and posters. National Tobacco has not been reliant upon nor does it conduct any advertising in the consumer media.

                  NAOC's premium cigarette papers have historically been distributed through approximately 1,100 wholesale distributors. Sales by NAOC of its ZIG-ZAG White and ZIG-ZAG French Orange premium cigarette papers are the most important products in terms of volume, accounting for more than 78% of NAOC's sales in 2000. The majority of ZIG-ZAG premium cigarette papers promotional activity is at the distributor level and consists of distributor promotions, trade shows and trade advertising. The MYO tobaccos and related products promotional activity is more focused at the retail level with spending on POS and space management and at the consumer level with price off promotions, primarily through the use of coupons.

                  The Company's largest customer is The McLane Company ("McLane"), which accounted for approximately 10.2% of its smokeless tobacco and MYO revenues in 2000. The Company believes that the loss of any other customer or distributor account would not have a material impact on the financial condition or operations of the Company.

TRADEMARKS AND TRADE SECRETS

                  National Tobacco has numerous registered trademarks relating to its loose leaf chewing tobacco products, including the trademarks for its BEECH-NUT and TROPHY products. These trademarks, which are significant to National Tobacco's business, expire periodically and are renewable for additional 20-year terms upon expiration. Flavor formulae relating to National Tobacco's and NAOC's tobacco products, which are key assets of their businesses, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark for premium cigarette papers and related products are owned by Bollore and have been exclusively licensed to NAOC. NAOC owns the ZIG-ZAG trademark with respect to tobacco and related products.

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

                  National Tobacco's loose leaf chewing tobacco is produced from air-cured leaf tobacco. National Tobacco utilizes tobaccos grown domestically in Pennsylvania and Wisconsin and imported from many countries, including but not limited to, Argentina, Brazil, Columbia, France, Germany, Indonesia, Italy, Mexico, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to an agreement with Lancaster Leaf Tobacco Company of Pennsylvania ("Lancaster"), Lancaster, under instructions from National Tobacco, (i) purchases and processes tobacco on an exclusive basis, (ii) stores tobacco inventory purchased on behalf of National Tobacco and (iii) generally maintains a 12- to 24-month supply of National Tobacco's various tobacco types at its facilities. National Tobacco generally maintains a one- to two-month operating supply of tobacco in its Louisville facility.

                  Other than raw tobacco, the ingredients used in National Tobacco's finished loose leaf chewing tobacco products include food grade flavorings, all of which have been approved by the FDA and other federal agencies. National Tobacco is not dependent upon any one supplier for those raw materials or for the supply of its products' packaging.

Premium Cigarette Paper and MYO Tobaccos and Related Products

                  Pursuant to the Distribution Agreements (as defined below), NAOC must purchase its premium cigarette papers from Bollore, subject to Bollore fulfilling its obligations under these agreements. If Bollore is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, NAOC may seek third-party suppliers and continue the use of the ZIG-ZAG trademark. See "Distribution Agreements." Additionally, to maintain a steady supply of product, Bollore is required to maintain in a public warehouse in the United States a two-month supply of emergency inventory at Bollore's expense.

                  The Distribution Agreements establish the purchase price for papers through 2004, subject to certain annual adjustments to reflect increases or decreases in the U.S. and Canadian consumer price indices. Export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days after the bill of lading date and its invoices are payable in French francs. The Distribution Agreements also contain a provision to reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels that are fixed through 2004. The exchange rate risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 along with the prices to be paid by NAOC to Bollore for the premium cigarette papers.

                  NAOC maintains an adequate supply of product in addition to the immediately available, two-month emergency inventory on hand at the expense of Bollore. By its purchasing patterns, NAOC builds inventory outside promotional periods in order to have adequate inventory to meet increased demand during promotional periods. NAOC's inventory is maintained at the Company's manufacturing facility in Louisville, Kentucky and in bonded public warehouses located in Reno, Nevada and Pittsburgh, Pennsylvania.

                  NAOC obtains its MYO tobaccos primarily from international sources and is not dependent on any one type of tobacco for its blend. The MYO related products are purchased in finished form from several suppliers. Management believes adequate inventories are maintained and that its sources of supply are adequate for projected needs.

MANUFACTURING

                  National Tobacco manufactures its loose leaf chewing tobacco products and NAOC contracts for the manufacture of its premium cigarette papers, cigarette tubes, rolling and injecting machines and MYO tobaccos. The Company believes that National Tobacco's production capabilities, quality control, research and development and overall facilities and equipment are vital to maintaining the high-quality brand image and operating efficiency of its loose leaf tobacco operations.

Production and Quality Control

                  National Tobacco's production process utilizes proprietary techniques and is subject to strict quality control. During each production day, National Tobacco's quality control group periodically tests the quality of the tobacco, casings (flavorings in syrup form), application of casings and packaging. National Tobacco utilizes sophisticated quality control and pilot plant production equipment to test and closely monitor the quality of its products. The quality of National Tobacco's products is largely the result of using high grade, air-cured tobacco leaf, food-grade flavorings and an ongoing analysis of tobacco cut, flavorings and moisture content.

                  Given the importance of contract manufacturing to the Company, a primary responsibility of the Quality Control group is to insure that established standards are strictly adhered to in this area, especially as it relates to the MYO products.

Research and Development

                  National Tobacco has a Research and Development Department that reformulates existing loose leaf and MYO tobacco products in an effort to maintain a high level of product consistency and to facilitate the use of less costly raw materials without sacrificing product quality. The Company believes that for all of its tobacco products, including MYO, it has been and will continue to be able to develop cost effective blends of tobacco and flavorings that will maintain or reduce overall costs without compromising high product quality. In addition, the Research and Development Department is also responsible for new product development.

                  The Company, primarily through National Tobacco, spent approximately $553,000, $532,000 and $464,000 on its research and development and quality control efforts for the years 1998, 1999 and 2000, respectively.

Facilities and Equipment

                  The Louisville, Kentucky plant, which is owned by National Tobacco, was formerly used by Lorillard for the manufacture of cigarettes, cigars and chewing tobacco. This approximately 600,000 square foot facility occupies a 26 acre urban site near downtown Louisville. The facility's structures occupy approximately one-half of the total acreage. The facilities are in good condition and have received regular maintenance and capital improvement. Approximately two-thirds of the plant is currently utilized, thus, there is substantial excess manufacturing and storage capacity. The existing structures provide ample space to accommodate an expansion of the Company.

COMPETITION

                  National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with National Tobacco, generate approximately 95% of this segment's sales, are Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. Due to increased competition with moist snuff, another smokeless product that is used interchangeably with loose leaf by many consumers, the major competitor marketing this product is UST, Inc., the largest moist snuff as well as the largest smokeless tobacco company in the United States. In addition, the three previously named companies in the loose leaf segment also manufacture and market moist snuff. NAOC is the largest importer and distributor in North America of premium cigarette papers. NAOC's two major competitors for premium cigarette paper sales, which, together with NAOC, generate approximately 95% of such sales, are Republic Tobacco Company and Robert Burton Associates, a wholly-owned subsidiary of Imperial Tobacco Group plc. Primary competitors in the MYO area also, include Lane Ltd., a subsidiary of Brown & Williamson Tobacco Corporation, and Republic Tobacco Company.

                  Certain competitors of the Company are better capitalized than the Company and have greater financial and other resources than those available to the Company. The Company believes that its strong market positions in its principal product lines are due to its high brand recognition and the perceived quality of each of its products, its manufacturing and operating efficiencies, and its sales, marketing and distribution efforts.

EMPLOYEES

                  As of February 28, 2001, the Company employed a total of 229 full-time employees. With the exception of 88 manufacturing employees, all other operations are non-union. The manufacturing employees are covered by three collective bargaining agreements. One of these agreements, covering 83 employees, will expire in December 2001. The other two agreements will expire during 2002.

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

                  Producers of tobacco products are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations, including increases in various taxes, has been a major cause of the overall decline in consumption of tobacco products since the early 1970's. Moreover, the future trend is toward increasing regulation of the tobacco industry.

                  Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish the minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues has been introduced in the United States Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, additional warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the FTC to the Food and Drug Administration ("FDA"); (v) increase tobacco excise taxes; and (vi) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been enacted by Congress. Future enactment of such proposals or similar bills, depending upon their content, could have a material adverse effect on the sales, operations or financial condition of the Company.

                  In 1996, Massachusetts enacted a statute which requires all tobacco companies to disclose information regarding the ingredients and nicotine content of their products, which information will, subject to certain conditions, be made publicly available. The ingredients of National Tobacco's products are considered by the Company to be proprietary and such disclosure could result in the manufacture and sale of imitations, which could have a material adverse effect on its tobacco business. On December 10, 1997, U.S. District Judge O'Toole (D. Mass.) entered a preliminary injunction on behalf of five smokeless tobacco companies (including National Tobacco) against the Attorney General of Massachusetts and the Commissioner of Public Health. The order bars the officials from taking any steps to enforce the ingredient-reporting requirements of the Massachusetts statute pending a trial on the merits. On November 6, 1998, the United States Court of Appeals for the First Circuit affirmed the injunction. The tobacco companies did not seek an injunction against the nicotine reporting requirements of the Massachusetts statute.

                  On September 7, 2000, upon motion, the District Court granted summary judgement in favor of the tobacco plaintiffs, ruling that the Massachusetts disclosure statute violated among other things, the Takings and Commence Clauses of the U.S. Constitution. Massachusetts has filed an appeal which is currently being briefed.

                  Regulations issued by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products which were to become effective August 1, 1999, were delayed until December 31, 1999 to allow for further review. The Attorney General made minor modifications to the regulations. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's opinion. The cigarette company plaintiffs petitioned the U.S. Supreme Court to review the case, and on January 8, 2001, the Court agreed to hear the case. The stay of the regulations continues pending further action by the Court. The case is expected to be decided before the end of this year's term in July 2001. The Massachusetts regulations, among other things, would restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

                  While there is no current regulation materially and adversely affecting the sale of premium cigarette papers, there can be no assurance that federal, state or local regulations will not be enacted which will seek to regulate premium cigarette papers. In the event such regulations are enacted, depending upon their parameters, they could have an adverse effect on the business of NAOC and, consequently, the financial condition of the Company.

STATE ATTORNEY GENERAL SETTLEMENT AGREEMENTS

                  In November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General, signed two contracts: the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the best of the Company's knowledge, the signatories to the MSA are 23 cigarette manufacturers and/or distributors and the only signatory to the STMSA is UST Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

                  Pursuant to the MSA and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with subaccounts on behalf of each settling state. The escrow accounts are governed by states' statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of settling. The Company is entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a final judgment against the Company. Either option - becoming a MSA signatory or establishing an escrow account - is permissible. NAOC has chosen to open and fund an escrow account. The STMSA has no similar provisions. There can be no assurance as to whether entering into one or both settlement agreements or choosing not to do so or establishing and maintaining an escrow account pursuant to the above would have a material adverse effect on the Company's financial position, results of operations or cash flows.

EXCISE TAXES

                  Tobacco products and premium cigarette papers have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to federal excise tax. Smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. From July 1, 1986 through December 31, 1990, the excise tax on chewing tobacco was $0.08 per pound. Effective January 1, 1991 the federal excise tax on chewing tobacco was increased to $0.10 per pound, and again increased to $0.12 per pound effective January 1, 1993. Effective January 1, 2000, the tax was increased to $0.17 per pound.

                  Effective January 1, 2000, the excise tax on premium cigarette paper is $.0106 per fifty papers, the tax on cigarette tubes is $.0213 per fifty tubes, and the tax on MYO tobacco is $.9567 per pound. Future enactment of increases in excise taxes could have a material adverse effect on the Company. The Company is unable to predict the likelihood of passage of future increases in excise taxes. Tobacco products and premium cigarette papers are also subject to certain state and local taxes. The imposition of state and local taxes can have a detrimental impact on sales in that state or locality. Any enactment of new state excise taxes or an increase in existing excise taxes is likely to have an adverse effect on sales in such situations.

ENVIRONMENTAL REGULATIONS

                  The Company believes that it is currently in substantial compliance with all material environmental regulations and pollution control laws.

DISTRIBUTION AGREEMENTS

                  As part of the acquisition of the ZIG-ZAG premium cigarette paper business in 1997, NAOC entered into three long-term distribution and licensing agreements with Bollore with respect to sales of premium cigarette papers in the United States, Canada and Hong Kong, Singapore, Dubai, Qatar, Oman and Jordan (respectively, the "U.S. Distribution Agreement," the "Canada Distribution Agreement" and the "Other Countries Distribution Agreement," and, collectively, the "Distribution Agreements"). Under the Distribution Agreements, Bollore has granted NAOC the exclusive right to purchase premium cigarette papers bearing the ZIG-ZAG brand name from Bollore for resale in the countries noted above. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bollore, including the right to determine the distributors of such products within the countries noted above.

                  The Distribution Agreements establish the purchase price through 2004, subject to certain annual adjustments to reflect increases or decreases in the U.S. and Canadian Consumer Price Indices. Export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days after the bill of lading date and its invoices are payable in French francs. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004. The catastrophic exchange rate risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 along with the prices to be paid by NAOC to Bollore for the premium cigarette papers.

                  According to the Distribution Agreements, NAOC must purchase finished premium cigarette paper products from Bollore, subject to Bollore fulfilling its obligations under these agreements. Bollore is required by the agreements to provide NAOC with the quantities and quality of the products that it desires. The Distribution Agreements provide NAOC with safeguards in order for NAOC to maintain a steady supply of product. Such safeguards include (i) granting NAOC the right to seek third party suppliers with continued use of the ZIG-ZAG trademark if Bollore is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, and (ii) maintaining a two month supply of emergency inventory in the United States at Bollore's expense.

                  Under the Distribution Agreements, NAOC has agreed for the term of the Distribution Agreements and for a period of five years after termination of such Distribution Agreements not to engage, directly or indirectly, in the manufacturing, selling, distributing, marketing or otherwise promoting in the countries identified above premium cigarette paper or premium cigarette paper booklets of a competitor without Bollore's consent, except for certain de minimis acquisitions of debt or equity securities of such competitor and certain activities with respect to an alternative supplier used by NAOC as permitted under the Distribution Agreements.

                  Each of the Distribution Agreements was executed on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial term of twenty years commencing from the effective date of such agreement and will be renewed automatically for successive twenty year terms unless sooner terminated in accordance with the provisions of such agreement. The Other Countries Distribution Agreement was for an initial term of ten years commencing from the effective date of such agreement and will be renewed automatically for successive ten year terms unless sooner terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which were exceeded in 2000) of premium cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year, (ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company), (iii) upon a change of control of the NAOC or any parent of NAOC without the consent of Bollore, (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, premium cigarette paper or premium cigarette paper booklets of a competitor. Additionally, each of the Canada Distribution Agreement and the Other Countries Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

Item 2.    Properties
           ----------

                  As of December 31, 2000, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 610,351 square feet. Of this footage, approximately 10,351 square feet are leased and approximately 600,000 square feet are owned.

                  To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of manufacturing and nationwide distribution facilities. National Tobacco has one manufacturing and distribution facility located in Louisville, Kentucky and five other public warehouse distribution facilities in locations throughout the United States. NAOC utilizes the facility in Louisville as well as two public warehouse distribution facilities that are located in Pittsburgh and Reno.

                  The following table describes the principal properties of the Company (other than sales service centers, sales office space or warehouse space) as of December 31, 2000.

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

Item 3.      Legal Proceedings
             -----------------

                  FTC Action. On February 10, 2000, National Tobacco entered into a definitive Asset Purchase Agreement with Swedish Match. Under the terms of this agreement, National Tobacco agreed to sell its chewing tobacco brands and related formulation, technology and inventory. The purchase price for these assets was $165 million. The transaction was challenged by the Federal Trade Commission as anti-competitive under the antitrust laws. The FTC moved for a preliminary injunction in the United States District Court for the District of Columbia. After a one-week trial in September 2000, the Court granted a preliminary injunction on December 14, 2000, barring the closing of the transaction pending full administrative hearing. On December 22, 2000 the Company and Swedish Match mutually agreed to terminate the Agreement. No permanent order or consent judgment was entered with respect to the FTC action.

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

                  Plaintiffs claimed that the defendants violated the California Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code 25249.6 ("Proposition 65") by "knowingly and intentionally" exposing California consumers to carcinogens and reproductive toxins in smokeless tobacco products while failing to provide a "clear and reasonable" warning that smokeless tobacco products contain substances that are "known to the state to cause cancer" and "known to the state to cause reproductive toxicity." Plaintiffs further claimed that the defendants violated California Unfair Competition Act, Business & Professions Code 17200, et seq., by marketing smokeless tobacco to children, and

--------------------------
(1) Encumbered by a mortgage securing all obligations and liabilities under the Senior Secured Facilities.

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

                  Kentucky and Illinois Complaints. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells Roll-Your-Own ("RYO") cigarette papers under the JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

                  On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and National Tobacco in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for premium cigarette papers.

                  The Company has alleged that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted the Company's ability to expand the distribution of ZIG-ZAG premium cigarette papers in the southeast, where sales have been historically underdeveloped.

                  The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint and intends to vigorously defend against the claims asserted in the Illinois Complaint. With respect to the claims set forth in the Illinois Complaint, the Company filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believes that the claims against the Company are without merit.

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

                  On October 20, 2000 Republic filed a motion to dismiss, stay, or transfer the Kentucky proceeding to the Illinois Court. On December 19, 2000, the Court denied Republic's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic may not be entitled to any preference on forum selection because it was the first to file.

                  Fact discovery has been concluded. Expert discovery has commenced, is continuing and is currently scheduled to conclude in May 2001.

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

                  In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. National was named in only six of the cases, five of which alleged consumption prior to National's existence of products bearing the trademarks currently owned by National. The remaining case alleges lung cancer as the injury. National has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

                  On November 13, 1998, National was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While National was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

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

                  Trial of these matters is planned in two phases. In the initial phase, a trial will be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed. The trial date for the initial phase has not been set. However, the court has stated that it will not go forward until after the trial of an unrelated cigarette class action, which is currently scheduled for September 2001.

                  On March 19, 2001, the manufacturers of the different products moved to sever the claims against their products, requesting separate trials. National joined the motion filed by Swedish Match requesting a separate trial for chewing tobacco.

                  Minnesota Complaint. On September 24, 1999, National was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using National's (and, prior to the formation of National, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss were filed on all counts except for negligence and, on September 28, 2000, the Court granted all of National's motions. The sole cause of action remaining is for negligence. The Court, however, granted leave to the plaintiff to replead within sixty days those alleged causes of action based on alleged fraud. On December 18, 2000, the Plaintiff filed an amended complaint reasserting fraud claims. On January 19, 2001, defendents again moved to dismiss the fraud claims. Briefing has been completed and hearing on the motions is scheduled for May 11, 2001. Discovery is continuing in the case.

                  Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

                  Regulatory and Other Events. Regulations were issued in 1999 by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's decision. The cigarette company plaintiffs have requested that the United States Supreme Court review the case, and a stay of the regulations pending the disposition of that request has been granted. On January 8, 2001, the United States Supreme Court agreed to review the case and the stay has been extended pending that review. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

                  In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants. Settlement discussions are ongoing with all other defendants. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its premium cigarette paper business.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

                  None.

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters
           --------------------------------------------------------------------

                  There is no trading market for the Company's Voting Common Stock, par value $.01 per share (the "Common Stock"), and, as of February 28, 2001, such stock was held by 47 stockholders of record, 41 of whom are affiliates or employees of the Company.

                  There have been no dividends declared on the Common Stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business; however, the Board of Directors will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. In addition, the payment of dividends by the Company is subject to certain restrictions contained in (i) the Company's senior secured credit facility and
(ii) the indenture and certificate of designation, respectively, with regard to the Company's outstanding senior notes and preferred stock.

Item 6.    Selected Financial Data
           -----------------------

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)

                  On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology and inventory. Therefore, the smokeless tobacco segment was reported in the Company's financial statements for the fiscal year ended December 31, 1999 as a discontinued operation. The transaction was challenged by the Federal Trade Commission ("FTC") as anti-competitive under the antitrust laws. The FTC moved for a preliminary injunction with United States District Court for the District of Columbia. After a one-week trial in September 2000, the Court granted a preliminary injunction on December 14, 2000, barring the closing of the transaction pending full administrative review. On December 22, 2000, the Company and Swedish Match mutually agreed to terminate the Asset Purchase Agreement. The smokeless tobacco segment has been reclassified as continuing operations and the Company's financial statements for the fiscal year ended December 31, 1999 have been restated accordingly. Costs related to the proposed sale of $1.8 million, which had previously been deferred, have been recognized in other expenses for the year ended December 31, 2000.

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

                                                                                The Company                         The Predecessor
                                                      ------------------------------------------------------------  -----------
                                                                  Year Ended December 31,
                                                                                                       Period from  Period from
                                                                                                       5/17/96 to   1/1/96 to
                                                         2000        1999      1998       1997(1)       12/31/96    5/16/96
                                                         ----        ----      ----       -------       --------    -------
STATEMENT OF OPERATIONS DATA:
  Net Sales.........................................  $ 93,145  $    94,461 $  93,081    $ 84,430    $ 36,126        $ 19,810
  Income (loss) from continuing
      operations (net of preferred stock
      dividends of $6,005 in 2000, $5,361 in 1999,
      $4,751 in 1998 and $2,268 in 1997) applicable
      to common shares............................     (8,104)      (3,766)    (3,744)        5,146        383           1,132
  Net Income/(loss) applicable to common
      Shares(2).....................................   (9,205)      (3,766)    (3,744)       (1,975)       383           1,132
  Basic earnings per common share:
      Income/(loss) from continuing operations        ($15.35)     ($ 7.13)   ($ 7.09)       $ 9.75         --             --
      Extraordinary loss...........................   (  1.61)           --         --       (13.48)        --             --
      Cumulative effect of change in accounting
       principle....................................  (   .47)           --         --           --         --             --
                                                     ---------  ----------- -----------  ----------

    Net Loss applicable to common shares              ($17.43)     ($ 7.13)     ($7.09)     ($ 3.73)        --             --
                                                     =========  =========== ===========  ==========

  Diluted earnings per common share:
      Income/(loss) from continuing operations        ($15.35)     ($ 7.13)    ($ 7.09)       $ 8.43        --             --
      Extraordinary loss............................  (  1.61)           --          --      (11.66)        --             --
      Cumulative effect of change in accounting
       principle....................................  (   .47)           --          --          --         --             --
                                                     ---------  ----------- -----------  ----------

      Net Loss applicable to common shares....        ($17.43)     ($ 7.13)    ($ 7.09)    ($ 3.23)         --             --
                                                     =========  =========== ===========  ==========
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets...................................... $227,757      $243,603    $260,307     $273,083    $96,553        $81,887
                                                     ========   =========== ===========  =========== ==========   ============
  Total debt, including current
  maturities........................................ $180,000      $195,864    $215,586     $230,000    $70,696        $43,388
                                                     ========   =========== ===========  =========== ==========   ============
  Mandatorily redeemable preferred
  stock                                              $ 50,698      $ 44,693    $ 39,332     $ 34,581    $    --        $     --
                                                    =========   =========== ===========  =========== ==========    ============
OTHER DATA:
  Adjusted EBITDA(3)................................ $ 33,182      $ 37,688    $ 38,503     $ 32,668    $10,885        $  4,810
                                                    =========   =========== ===========  =========== ===========   =============

(1) The selected data for the year ended December 31, 1997 includes the results of operations of NAOC since its acquisition on June 25, 1997.

(2) Net income (loss) attributable to common shares for the year ended December 31, 2000 includes an extraordinary loss of $850 (net of income tax benefit of $521) related to the write-off of deferred financing costs upon the refinancing of the Company's term loan and a cumulative effect of change in accounting principle of $251 (net of income tax benefit of $153) as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

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

(3) Adjusted EBITDA represents net income plus interest, taxes, depreciation, amortization and certain non-cash charges and expenses. Adjusted EBITDA is presented because management believes that Adjusted EBITDA is useful as an indicator of the Company's historical cash flow available to service its debt. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) (as determined in accordance with generally accepted accounting principles (GAAP)) as a measure of the Company's operating results or cash flows (as determined in accordance with GAAP) as a measure of the Company's liquidity.

Following is a reconciliation of Net Income to Adjusted EBITDA:

                                                       The Company                                 The Predecessor
                                          -------------------------------------------------------  ---------------

                                                      Year Ended December 31,              Period
                                          ------------------------------------------        from      Period from
                                                                                         5/17/96 to    1/1/96 to
                                          2000         1999          1998       1997      12/31/96      5/16/96
                                          ----         ----          ----       ----      --------      -------
Net Income (Loss) ...................   $ (3,200)   $  1,595    $  1,007    $    293    $    383      $  1,132
   Interest expense, net ............     22,261      23,488      24,927      18,361       6,398         2,453
   Income tax expense ...............      1,529       3,813       3,213         852          --            --
   Depreciation .....................      1,067       1,923       1,687       1,619       1,034           454
   Amortization .....................      5,490       5,490       5,490       3,213         504           365
   Other (income) expense ...........      1,801       (117)         (5)        (16)        (46)          (34)
    Financial advisory fee expense            --          --          --          --          --           114
   Unfunded pension obligation ......        201         594          --          --          --            --
   LIFO adjustment ..................      2,434         174         904        (129)      2,619           187
   Stock option compensation expense          33          70         819         900          --            --
   Postretirement expense ...........        465         557         502         472          64           110
   Cumulative effective of accounting
     change .........................        251          --          --          --          --            --
   Extraordinary loss, net of income
     tax benefit ....................        850          --          --       7,121          --            --
                                        --------    --------    --------    --------    --------      --------
Adjusted EBITDA .....................   $ 33,182    $ 37,688    $ 38,503    $ 32,668    $ 10,885      $  4,810
                                        ========    ========    ========    ========    ========      ========


Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

RESULTS OF OPERATIONS

                  The discussion set forth below relates to the consolidated results of continuing operations and financial condition of the Company for the years ended December 31, 2000, 1999 and 1998. The following table sets forth certain statement of operations data and the related percentage of net sales as adjusted to give retroactive effect to the restatement of smokeless tobacco assets as a continuing operation (dollars in thousands):

                                                                   Year Ended December 31,
                                          ------------------------------------------------------------------------
                                                   2000                     1999                      1998
                                                   ----                     ----                      ----
Net Sales..........................       $93,145         100.0%     $94,461        100.0%     $93,081       100.0%
Cost of sales......................        33,689          36.2       32,151         34.0       32,222        34.6
                                          -------     ---------    ---------     --------    ---------    --------
Gross Profit.......................        59,456          63.8       62,310         66.0       60,859        65.4
Selling, general and
   administrative expenses.........        30,474          32.7       27,940         29.6       26,268        28.2
Amortization of goodwill...........         5,490           5.9        5,490          5.8        5,490         5.9
                                          ---------   -----------  ---------     --------    ---------    --------
Operating income...................        23,492          25.2       28,880         30.6       29,101        31.3
Interest expense & financing costs, net    22,261          23.9       23,488         24.9       24,927        26.8
Other expense (income).............         1,801           1.9         (16)           --         (46)          --
                                          ---------   -----------  ---------     --------    ---------    --------
Income/(loss) from operations before
income tax expense.................          (570)         (0.6)       5,408          5.7        4,220         4.5
Income tax expense.................         1,529           1.6        3,813          4.0        3,213         3.4
                                          ---------   -----------  ---------     --------    ---------    --------
Income (loss) before extraordinary loss
and cumulative effect of change in
accounting principle...............        (2,099)         (2.2)       1,595          1.7        1,007         1.1
Extraordinary loss.................          (850)         (0.9)          --           --           --          --
Cumulative effect of change in
accounting principle...............          (251)         (0.3)          --           --           --          --
                                          ---------   -----------  ---------     --------    ---------    --------
Net income (loss)..................       ($3,200)        (3.4%)      $1,595         1.7%     $  1,007        1.1%
                                          =========   ===========  =========     ========    =========    ========

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

                  Net Sales. For the year ended December 31, 2000, net sales were $93.1 million, a decrease of $1.3 million or 1.4% from the prior year. Sales of the Smokeless Tobacco segment decreased $6.1 million, or 13.3% from the prior year reflecting, in part, a 16.0% volume decrease, which was partially offset by manufacturers' price increases during 2000. Net sales in 2000 were adversely impacted primarily by a dispute with a substantial customer; an unsuccessful cost savings attempt to change the Smokeless Tobacco segment's Buy 1/Get 1 Free packaging; and reduced market coverage resulting from increased resignations of field sales personnel during the period which certain assets of the Smokeless Tobacco segment were under agreement to be sold. In addition, net sales continued to be adversly impacted by competitive pressures, including increased discounting, from looseleaf and moist snuff manufacturers.For the Smokeless Tobacco segment, these factors had an estimated aggregate unfavorable impact on net sales of $4.4 million. Sales of the MYO segment increased $4.8 million, or 9.8% from the prior year. This increase was due primarily to an increase of $3.4 million in sales of the expanded MYO product line and an increase of $1.5 million in sales to Canada as a result of an increase in sales and in inventory levels to avoid out-of-stock situations.

                  Gross Profits. For the year ended December 31, 2000, gross profit decreased 4.6% to $59.5 million from $62.3 million from the prior year and the gross profit percentage declined to 63.8% from 66.0%. Gross profit and gross profit percentage of the Smokeless Tobacco segment decreased to $22.5 million or 56.7% of net sales in 2000 from $28.7 million or 62.6% of net sales for the prior year. The non-cash LIFO inventory adjustment of $2.1 million in 2000 accounted for 34% of the $6.2 million decline. Management believes that the factors discussed above, which adversely impacted net sales by $4.4 million, had an estimated adverse impact on gross profits of $2.8 million. Gross profit and gross profit percentage of the MYO segment increased to $37.0 million or 69.2% of net sales in 2000 from $33.6 million or 69.1% of net sales for the prior year due, in part, to the rapid growth in this segment resulting from increased distribution and new product introductions and, in part, to the strong identity of the Zig-Zag brand.

                  Currency. Currency movements and price increases are the primary adjustment factors for changes in costs of goods sold. Cigarette papers are purchased from Bollore on terms of net 45 days in French francs. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To hedge this risk, NAOC utilizes short-term forward currency contracts, through which NAOC secures French francs in order to provide payment for its monthly purchases of inventory. In addition, Bollore provides a contractual hedge against significant currency fluctuation in its agreement with NAOC. For the year ended December 31, 2000, currency rates were generally favorable for the Company due to the strength of the U.S. dollar versus the French franc. The Company was able to successfully hedge its currency risk by utilizing short-term forward currency contracts. In the event that the trend of the French franc were to strengthen against the U.S. dollar, the Company would reassess its currency strategy.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased 9.1% to $30.5 million from the prior year's $28.0 million. This increase was due primarily to increased legal and litigation expenses and marketing and sales incentives, the latter of which was to create enhanced distribution of the expanded MYO product line.

                  Amortization of Goodwill. Amortization of goodwill was unchanged at $5.5 million from the prior year.

                  Interest Expense and Financing Costs. Interest expense and financing costs decreased to $22.3 million from $23.5 million for the prior year. This decrease was the result of a lower average term loan balance, despite a higher average interest rate environment.

                  Other Expense (Income). Other expense (income) increased to an expense of $1.8 million. This expense was for legal fees and other costs associated with the proposed sale of the smokeless tobacco segment, which was terminated in December 2000.

                  Income Tax Expense. Income tax expense decreased to $1.5 million from $3.8 million for the prior year as a result of the decrease in taxable income from the prior year. Despite a loss from operations, the Company incurred an income tax expense due to the non-deductibility of certain goodwill charges associated with the 1997 acquisition and recapitalization.

                  Extraordinary Loss. The Company recorded an extraordinary loss of $0.9 million (net of income tax benefit of $0.5 million) for the year ended December 31, 2000 related to the write-off of deferred financing costs associated with the initial acquisition financing in June 1997 and the subsequent refinancing of the Company's term loan on December 29, 2000.

                  Cumulative Effect of Change in Accounting Principle. The Company recorded a cumulative effect of change in accounting principle of $0.3 million (net of income tax benefit of $0.1 million) for the year ended December 31, 2000, as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

                  Net Income (Loss). Due to the factors described above, there was a net loss of $3.2 million for the year ended December 31, 2000 compared to net income of $1.6 million for the prior year.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

                  Net Sales. For the year ended December 31, 1999, net sales were $94.5 million, an increase of $1.4 million or 1.5%, from the prior year. Sales of the Smokeless Tobacco segment decreased $5.0 million, or 9.8% from the prior year reflecting a 11.5% volume decrease which was partially offset by manufacturers' price increases during 1999. The primary reason for the decline in volume was management's decision to reduce its free goods discounting activity in favor of a cents-off strategy. Secondly, competitive pressures and increased industry discounting adversely affected full price sales. Sales of the MYO segment increased $6.4 million, or 15.1% from the prior year. This increase was due primarily to an increase of $4.3 million in sales of the expanded MYO product line and an increase of $1.3 million in premium cigarette papers.

                  Gross Profits. For the year ended December 31, 1999, gross profit increased 2.4% to $62.3 million from $60.9 million from the prior year, while the gross profit percentage increased to 66.0% from 65.4%. Gross profit of the Smokeless Tobacco segment decreased to $28.7 million from $31.1 million due to the decline in net sales; however, the gross profit percentage increased to 62.6% of net sales from 61.3% for the prior year due primarily to the impact of the LIFO inventory adjustment in 1998. Gross profit of the MYO segment increased to $33.6 million from $29.7 million but gross profit percentage decreased to 69.1% of net sales from 70.3% from the prior year due to a change in product mix in connection with the expanded development of the MYO product line.

                  Currency. Currency movements and price increases are the primary adjustment factors for changes in costs of goods sold. Cigarette papers are purchased from Bollore on terms of net 45 days in French francs. Thus, NAOC bears certain foreign exchange risks in its inventory purchases. To hedge this risk, NAOC utilizes short-term forward currency contracts, through which NAOC secures French francs in order to provide payment for its monthly purchases of inventory. In addition, Bollore provides a contractual hedge against substantial currency fluctuation in its agreement with NAOC. For the year ended December 31, 1999, currency rates were generally favorable for the Company due to the strength of the U.S. dollar versus the French franc. The Company was able to successfully hedge its currency risk by utilizing short-term forward currency contracts. In the event that the trend of the French franc were to strengthen against the U.S. dollar, the Company would reassess its currency strategy.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 increased to 6.4% to $28.0 million from the prior year's expense of $26.3 million. This increase was due primarily to increased marketing and sales incentives related to the expansion of the MYO product category.

                  Amortization of Goodwill. Amortization of goodwill was unchanged at $5.5 million from the prior year.

                  Interest Expense and Financing Costs. Interest expense and financing costs decreased to $23.5 from $24.9 million for the prior year. This decrease was primarily the result of a lower average term loan balance.

                  Income Tax Expense. Income tax expense increased to $3.8 million from $3.2 million for the prior year as a result of the increase in taxable income from the prior year.

                  Net Income. Due to the factors described above, net income was $1.6 million for the year ended December 31, 1999 compared to $1.0 million for the prior year.

LIQUIDITY AND CAPITAL REQUIREMENTS

                  Working capital was $28.9 million at December 31, 2000 compared to $37.0 million at December 31, 1999. This decrease was primarily the result of a reduction in inventory of $4.3 million due to the timing of purchase commitments in anticipation of the proposed asset sale; a decrease in cash of $1.4 million due, in part, to the refinancing of the Company's senior secured credit facilities in December 2000; a decrease in receivables of $0.8 million; and an increase in payables of $2.1 million. The Company funds its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. As of December 31, 2000, the Company had an undrawn availability of $9.0 million under its committed $10.0 million revolving credit facility.

                  On December 29, 2000 the Company entered into a Loan Agreement (the "Loan Agreement") with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein to refinance its existing bank credit facility described below. The Loan Agreement provides for a $25 million term loan and a $10 million revolving line of credit. Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, at the Agent's prime, or LIBOR rates. The term loan is payable in eight (8) quarterly installments of $3,125,000 each plus accrued interest, commencing on March 31, 2001. Both the term loan and the revolver mature on December 31, 2002. As part of the revolving line of credit, the lenders agreed to issue up to $10 million of standby letters of credit. The Company's obligations under the Loan Agreement are guaranteed by National Tobacco, NAOC, and NTFC. In addition, the Company's obligations are secured by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Loan Agreement was 8.9875% at December 31, 2000. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

                  The Loan Agreement replaces a credit agreement (the "Old Credit Agreement") entered into on June 25, 1997 with a syndicate of lenders which provided borrowings of $85 million under a term facility and a revolver with available credit of up to $25 million, including a letter of credit sub-limit of $10 million. Borrowings under the Old Credit Agreement also bore interest at variable rates based, at the Company's option, on prime, federal funds or LIBOR rates. In addition, the Company also was required to pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

                  The tobacco for loose leaf chewing tobacco requires aging of approximately two years before being processed into finished products. The Company believes that National Tobacco maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical and projected sales activity. The Company also believes that NAOC maintains adequate inventories based on its historical and projected sales activity and that the supply of such inventory will remain stable for the foreseeable future.

                  The Company believes that any effect of inflation at current levels will be minimal. Historically, the Company has been able to increase prices at a rate equal to or greater than that of inflation and believes that it will continue to be able to do so for the foreseeable future. In addition, the Company has been able to maintain a relatively stable variable cost structure for its smokeless tobacco products due, in part, to its successful procurement and reformulation activities.

                  For 2000, the Company spent $456,000 in capital expenditures. Given its current operation, the Company believes that its annual capital expenditure requirements for 2001 will be in the range of $500,000 - $750,000.

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

                  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS No. 133 effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001, and management does not expect the adoption to have a material impact on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

                  The Company cautions you that certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company's business strategy.

                  The Company cautions you not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk
              ----------------------------------------------------------

                  Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to term and revolving loans under its senior secured credit facility. The Company's credit facility bears interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by the Federal Reserve. The Company does not speculate on the future direction of interest rates. As of December 31, 2000, $25.0 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

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

                  NAOC regularly reviews its hedging programs and may as part of this review determine at any time to change its hedging policy. As of December 31, 2000, NAOC had an outstanding forward currency contract with a notional value of $511,000 which resulted in a $45,000 payable on a mark-to-market basis.

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

Name                                    Age      Position
----                                    ---      --------
Thomas F. Helms, Jr................     60       Chief Executive Officer, President and Chairman of the Board
David I. Brunson...................     50       Executive  Vice  President--Finance  and  Administration,   Chief
                                                 Financial Officer, Treasurer, Secretary  and Director
Jack Africk........................     72       Director
Arnold Sheiffer....................     68       Director

                  Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chief Executive Officer, Chairman of the Board and the sole member of the Administration Committee of the Company since June 1997. On January 1, 1999, Mr. Helms assumed the additional responsibilities of President of the Company. He had previously held the position of President of the Company and its subsidiaries (other than International Flavors and Technology, Inc. ("IFT")) prior to January 1998. He currently serves as Chairman of the Board of each of the Company's corporate subsidiaries. He has been Chief Executive Officer of National Tobacco and NTFC since 1988 and has held the same office with NAOC and IFT since October 1997. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation's smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. Prior to that time, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon Consumer Products Corporation.

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

                  Jack Africk. Jack Africk has been a Director since October 1997 and has been serving as a consultant to the Company since January 1999. From January through December 1998 he served as President and Chief Operating Officer of the Company and each of its subsidiaries (other than IFT). From February to December 1998, Mr. Africk was also a Director of each of the Company's corporate subsidiaries. Beginning in 1996 and until the consummation of the Acquisition, he was Chief Executive Officer of NATC. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC. Mr. Africk is a former Vice Chairman of UST. From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as Managing Partner of Evolution Partners and as a Director of Tanger Factory Outlets and Crown Central Petroleum.

                  Arnold Sheiffer. Arnold Sheiffer has served as a Director of the Company since June 1997. He has also served as a member of the Audit and Compensation Committees of the Board of Directors since November and December 1997, respectively. Since July 2000, Mr. Sheiffer's principal occupation is serving as a Managing Director of Sandler Capital Management, a company engaged in investment management in the media and communications industries. From May 1999 through November 2000, he served as Chairman and Chief Executive Officer of SmartRoute Systems, Inc., a nationwide provider of real time traffic. From February 1995 until May 1999, he was a Managing Director of Shenkman Capital Management, Inc., a company engaged in the management of investments in high yield securities. He currently serves as a director of James Cable Inc., an owner and operator of cable systems, and as a director of Petry Media Corp., a leading representative of television stations in the sale of national spot advertising.

                  Mr. Leonard Pickett was elected by the Board of Directors of the Company to serve as a director in January 2000 and served until his accidental death in December 2000.

                  No family relationships exist between any director and executive officer of the Company.

ELECTION OF DIRECTORS

                  Pursuant to the terms of an Exchange and Stockholders' Agreement, dated as of June 25, 1997, among the Company and certain of the stockholders of the Company (the "Stockholders' Agreement"), Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all of the directors of the Company unless dividends are not paid in cash to the holders of the Company's Senior Preferred Stock when such dividends are required to be paid in cash, in which event such holders have the right to elect two directors. Each director is to serve until the next annual meeting of shareholders (or written consent in lieu thereof) and until his successor is elected and duly qualified.

COMMITTEES OF THE BOARD

                  The Board of Directors currently has two committees: an Audit Committee, and an Administration Committee, which administers the Company's 1997 Share Incentive Plan. The sole member of the Audit Committee during 2000 was Mr. Sheiffer. The sole member of the Administration Committee was Mr. Helms.

Item 11.     Executive Compensation
             ----------------------

                  The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the Chief Executive Officer and Executive Vice-President of the Company (the "Executive Officers") for the fiscal years ended December 31, 1998, 1999 and 2000 (each person appearing in the table is referred to as a "Named Executive"):

                           SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation
                                                                  -------------------           All Other
NAME AND PRINCIPAL POSITION                         Year        Salary ($)    Bonus ($)      Compensation ($)
---------------------------                         ----        ----------    ---------      ----------------
Thomas F. Helms, Jr. ..........................     2000          $525,000       $336,500         $48,720 (1)
     Chief Executive Officer and President          1999           525,000              0          48,320 (2)
                                                    1998           441,108        175,000         163,799 (3)
David I. Brunson...............................     2000           406,538        200,000          19,193 (4)
     Executive Vice President--Finance and          1999           354,231        300,000          18,793 (5)
     Administration and Chief Financial Officer     1998           333,339        450,000          13,980 (6)

------------------------------

(1) Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, and contributions by the Company of $6,803 to a defined contribution plan.

(2) Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, and contributions by the Company of $6,403 to a defined contribution plan.

(3) Includes insurance premiums of $34,132 paid by the Company with respect to term life insurance, contributions by the Company of $4,800 to a defined contribution plan and payment of a $124,867 non-cash bonus in satisfaction of an employee loan.

(4) Includes insurance premiums of $12,390 paid by the Company with respect to term life and disability insurance and contributions by the Company of $6,803 to a defined contribution plan.

(5) Includes insurance premiums of $12,390 paid by the Company with respect to term life and disability insurance and contributions by the Company of $6,403 to a defined contribution plan.

(6) Includes insurance premiums of $9,180 paid by the Company with respect to term life insurance and contribution by the Company of $4,800 to a defined contribution plan.


STOCK OPTIONS

                  The Company did not award any stock options to any of the Named Executives during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  Thomas F. Helms, Jr., President and Chief Executive Officer of the Company, is the sole member of the Company's Administration Committee and was, until October 1997, the sole director of the Board of Directors of NTFC. As such, he performed the equivalent function of a compensation committee for these entities. Mr. Helms' relationship with NTFC, National Tobacco, and the Company is set forth under "Board of Directors and Executive Officers." On April 26, 1988 and December 15, 1988, Mr. Helms borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interests in National Tobacco and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr. Helms for the benefit of his children owns all of the non-voting capital stock, issued a promissory note to the Company in the aggregate principal amount of $886,900, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686.30 to cover certain income tax liabilities of Helms Management Corp. resulting from the conversion of LLC to a "C" corporation in connection with the Acquisition. Upon execution of the $886,900 note, the prior notes issued by Mr. Helms were cancelled. The current note bears interest at the rate of 6.5% per annum and has a final maturity on March 31, 2003. On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned conversion of LLC. This note bears interest at the rate of 6.5% per annum and has a final maturity on December 31, 2003. As of February 28, 2001, the aggregate amount outstanding under the above notes was approximately $1,036,900.

COMPENSATION OF DIRECTORS

                  Generally, directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees. Mr. Africk and Mr. Sheiffer each receives compensation of $25,000 as a member of the Company's Board of Directors.

EMPLOYMENT AND CONSULTING AGREEMENTS

THOMAS F. HELMS JR.

                  Thomas F. Helms, Jr., Chief Executive Officer of the Company, is party to an employment agreement with the Company, dated May 17, 1996 (the "Helms Employment Agreement"), pursuant to which Mr. Helms is currently receiving an annual base salary of $525,000 which is reviewed annually, plus a bonus in accordance with the Company's Executive Plan (as defined). The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms will receive various other benefits, including life insurance and health, hospitalization, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, except that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I. BRUNSON

                  David I. Brunson, Executive Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 (as so amended and restated, the "Brunson Employment Agreement"). Pursuant to the Brunson Employment Agreement, Mr. Brunson is currently receiving an annual base salary of $425,000, which is reviewed annually, plus a bonus in accordance with the Company's Executive Plan. The Brunson Employment Agreement provides for a term ending on the later of April 30, 2002 or the second anniversary of the date notice of termination is first given, and is terminable at will except with respect to severance. Mr. Brunson received signing and stay bonuses, each in the amount of $300,000, upon the execution of the Brunson Employment Agreement and on February 28, 1999, respectively. In addition, Mr. Brunson will receive various other benefits, including life insurance and medical, disability, pension benefits, club memberships, stock options and reimbursements of certain expenses. The Brunson Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Brunson's employment and for any subsequent period during which severance is paid to Mr. Brunson.

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

                                                             Annual Benefits at Retirement with
                                                                 Years of Credited Service(1)
                     Average
                  Compensation       10              15             20              25             30             35
                  ------------   ----------      ----------     ----------      ----------     ----------     ------
                    $125,000        $ 15,000       $ 22,500        $ 30,000       $ 37,500       $ 45,000        $ 52,500
                     150,000          18,000         27,000          36,000         45,000         54,000          63,000
                     175,000          21,000         31,500          42,000         52,500         63,000          73,500
                     200,000          24,000         36,000          48,000         60,000         72,000          84,000
                     225,000          27,000         40,500          54,000         67,500         81,000          94,500
                     250,000          30,000         45,000          60,000         75,000         90,000         105,000
                     300,000          36,000         54,000          72,000         90,000        108,000         126,000
                     400,000          48,000         72,000          96,000        120,000        144,000         168,000
                     450,000          54,000         81,000         108,000        135,000        162,000         189,000
                     500,000          60,000         90,000         120,000        150,000        180,000         210,000

----------------------

(1) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.



                  The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

                  A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment, or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executives are as follows: Thomas F. Helms, Jr., 13 years; and David I. Brunson, 3 years.

BONUS PLANS

                  In March 1999, the Compensation Committee of the Company's Board of Directors adopted the 1999 Executive Incentive Plan (the "Executive Plan"), the 1999 Management Bonus Plan (the "Management Plan") and the 1999 Discretionary Bonus Plan (the "Discretionary Plan"). The Executive Plan provides executive members of the Company with the opportunity to receive bonus pay based on the Company's annual EBITDA performance, subject to approval of the Board of

Directors. In addition, the Board of Directors can make discretionary bonus payments to one or more participants in the Executive Plan. The Management Plan provides certain members of senior management of the Operating Companies with the opportunity to receive bonus pay based on the Company's annual EBITDA performance as well as the individual performance of participants, subject to approval of Executive Management. If the Company's annual EBITDA performance is not achieved, Executive Management, subject to approval of the Board of Directors, can make discretionary bonus payments. Under the Discretionary Bonus Plan, Executive Management, subject to approval of the Board of Directors, may provide discretionary bonus payments to employees who are not participants in any other bonus plan established by the Company based on individual levels of performance. In addition, the Board of Directors may, from time to time, pay discretionary bonuses outside of the above mentioned plans.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

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

                                                                                          Percent Owned(a)
                                                                                -------------------------------------
                                                                                 Before Exercise    After Exercise
           Beneficial Owner                            Number of Shares             of Warrants        of Warrants
           ----------------                            ----------------           -------------      -------------
           Thomas F. Helms, Jr. (b)..................   478,911                        90.7%              80.9%
               Helms Management Corp.
           David I. Brunson(c).......................   304,478                        54.5               48.9
           Herbert Morris(d).........................    37,990                         7.2                6.4
               Flowing Velvet Productions, Inc.
               3 Points of View
               Warwick, New York 10990
           Maurice R. Langston(d)....................    37,038                         7.0                6.3
               Langston Enterprises, Inc.
           Alan R. Minsterketter(d)..................    27,613                         5.2                4.7
               Alan M. Inc.
           Jack Africk(e)............................    21,212                         3.9                3.5
           Arnold Sheiffer...........................    11,225                         2.1                1.9
           DIRECTORS AND EXECUTIVE OFFICERS
               AS A GROUP (5 PERSONS) (C) (D) (E)....   490,136                         92.8%              82.8%

--------------------------

(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants to purchase an aggregate of 63,490 shares at an exercise price of $.01 per share is exercised and, in the column entitled "After Exercise of Warrants," that all of such warrants will be exercised.

(b) Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 271,300 shares of Common Stock, which represents approximately 51.4% of the outstanding shares assuming that none of the outstanding warrants are exercised, or 45.8% of the outstanding shares assumes that all such warrants are exercised. The 271,300 shares owned by Helms Management Corp. are subject to a voting trust agreement pursuant to which Mr. Helms and David I. Brunson exercise certain voting powers and which may result in each of them being deemed a beneficial owner of such shares. See "Voting Trust Agreement." Because of Mr. Helms' ability to vote an additional 151,231 shares of Common Stock held by members of the Company's management in respect of the election of the Company's directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "Stockholders' Agreement." In connection with the transfer of 18,390 shares of Common Stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 37,990 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Productions, Inc. See "Voting Agreement."

(c) Includes (i) 2,250 shares of Common Stock owned by Mr. Brunson, (ii) 30,928 shares subject to currently exercisable stock options held by Mr. Brunson and (iii) 271,300 shares owned by Helms Management Corp. that are subject to a voting trust agreement pursuant to which Mr. Brunson exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "Voting Trust Agreement." In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.

(d) Reflects shares held by the corporation listed below the name of such natural person. Such natural person owns all of the issued and outstanding shares of capital stock of the corporation listed below the name of such natural person.

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

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

                  On March 24, 1998, David I. Brunson, Executive Vice President-Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company, purchased 2,250 shares of Common Stock from the Company at a price of $40 per share. As part of the purchase price, Mr. Brunson issued a note to the Company in the aggregate principal amount of $60,000. The note bears interest at 6.5% per annum and has a final maturity on March 31, 2003.

                  For information concerning loans made by the Company to Thomas
F. Helms, Jr., see "Compensation Committee Interlocks and Insider
Participation."

                  Kent Helms, son of Thomas F. Helms, Jr., Chief Executive Officer and President of the Company, served as a consultant to the Company in connection with the design of its internet site from January through September 2000 and received aggregate compensation for such services of approximately $56,000. Since October 2000, Kent Helms has been employed by the Company as Director, e Business Development and receives a salary from the Company of $65,000 per annum.

                  Jack Africk, a director of the Company, also serves as a consultant to the Company. See "Employment and Consulting Agreements" above.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

                  (a) 1. Financial Statements:

                  The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                          INDEX TO FINANCIAL STATEMENTS

NORTH ATLANTIC TRADING COMPANY, INC.                                     PAGE
------------------------------------                                     ----

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants....................................... F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999............ F-2
Consolidated Statements of Operations for the
     years ended December 31, 2000, 1999, and 1998...................... F-3
Consolidated Statements of Cash Flows for the
     years ended December 31, 2000, 1999, and 1998.                      F-4
Consolidated Statements of Changes in Stockholders' Deficit for the
     years ended December 31, 2000, 1999, and 1998...................... F-5
Notes to Consolidated Financial Statements.............................. F-6

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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------
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

3.2(g)          --     Amendment  No. 2 to the Third  Amended  and  Restated  Agreement  of  Limited  Partnership  of
                       National  Tobacco Company,  L.P.,  effective  February 10, 2000  (incorporated by reference to
                       Exhibit 3.2 (g) to the  Registrant's  Report on Form 10-K for the fiscal  year ended  December
                       31, 2000).

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

9.3             --     Amendment No. 1 to Voting Trust Agreement,  dated as of August 2, 1999, among Thomas F. Helms,
                       Jr. and David I. Brunson,  as voting trustees,  and Helms  Management  Corp.  (incorporated by reference  to Exhibit  9.3 to the  Registrant's  Report on Form 10-K for the fiscal year ended
                       December 31, 2000).

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

10.15++         --     National  Tobacco  Company  Management  Bonus  Program  (incorporated  herein by  reference to
                       Exhibit 10.25 to Amendment  No. 1 to Registration  Statement (Reg. No.  333-31931) on Form S-4
                       filed with the Commission on September 3, 1997).

10.16++         --     Amended and  Restated  Nonqualified  Stock  Option  Agreement  dated as of  January 12,  1998, between  North  Atlantic  Trading  Company,  Inc.  And Jack  Africk  (incorporated  herein  by reference to Exhibit 10.28 to the Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17++         --     Assignment and Assumption,  dated as of January 1,  1998,  between  National  Tobacco Company,
                       L.P. and North Atlantic Trading  Company,  Inc.  (incorporated  herein by reference to Exhibit
                       10.30 to the  Registrant's  Annual Report on Form 10-K for the fiscal year ended  December 31,
                       1997).

10.18+          --     Amendment,  dated  October 27,   1997,  to  Amended  and  Restated  Distribution  and  License
                       Agreements,  between Bollore and North Atlantic Operating Company,  Inc.  (incorporated herein by reference to Exhibit  10.31 to the  Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19           --     Sales  Representative  Agreement,  effective as of January 1,  1998,  between National Tobacco
                       Company, L.P. and North Atlantic Operating Company, Inc.  (incorporated herein by reference to
                       Exhibit  10.32 to the  Registrant's  Annual  Report on Form  10-K for the  fiscal  year  ended
                       December 31, 1997).

10.20           --     Amendment  to  Credit  Agreement,  dated as of June 5,  1998,  among  North  Atlantic  Trading
                       Company,  Inc., the various lending institutions  referenced therein, and National Westminster
                       Bank plc, as  Administrative  Agent  (incorporated  herein by reference to Exhibit 10.1 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21++         --     Amended and Restated Employment  Agreement dated as of April 30,  1998, between North Atlantic
                       Trading Company,  Inc. and David I. Brunson  (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.22           --     Option Grant Letter,  dated April 30,  1998, from Helms  Management  Corp. to David I. Brunson
                       (incorporated  herein by reference to Exhibit 10.5 to the Registrant's  Report on 10-Q for the
                       fiscal quarter ended June 30, 1998).



EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

10.23           --     Promissory  Note,  dated April 14,  1998,  issued by Helms  Management Corp. in favor of North
                       Atlantic  Trading  Company,  Inc.  (incorporated  herein by  reference  to Exhibit 10.7 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.24           --     Amendment,  dated as of February 1,  1998,  among North Atlantic  Trading  Company,  Inc., the various  lending  institutions  referenced  therein  and  National  Westminster  Bank plc,  as administrative  agent  (incorporated  herein by reference to Exhibit 10.39 to the Registrant's
                       Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.25           --     Consent,  dated as of March 12,  1998, among North Atlantic Trading Company, Inc., the various lending  institutions  referenced therein and National Westminster Bank plc, as administrative agent  (incorporated  herein by reference to Exhibit 10.40 to the Registrant's  Report on 10-Q
                       for the fiscal quarter ended March 31, 1998).

10.26           --     Subscription  Agreement,  dated as of March 24,  1998, between North Atlantic Trading Company,
                       Inc.  and  David I.  Brunson  (incorporated  herein  by  reference  to  Exhibit --10.42 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.27           --     Promissory Note, dated March 24,  1998,  issued by David I. Brunson in favor of North Atlantic
                       Trading Company,  Inc.  (incorporated herein by reference to Exhibit 10.44 to the Registrant's
                       Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.28           --     Promissory  Note,  dated April 14,  1998,  issued by Helms  Management Corp. in favor of North
                       Atlantic  Trading  Company,  Inc.  (incorporated  herein by  reference  to Exhibit 10.7 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.29++         --     Letter Agreement,  dated September 24, 1999, between North Atlantic Trading Company,  Inc. and
                       Jack Africk  (incorporated  by reference to Exhibit 10.34 to the  Registrant's  Report on Form
                       10-K for the fiscal year ended December 31, 2000).

10.30++         --     North Atlantic Trading Company,  Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the  Registrant's  Report on Form 10-K for the fiscal year ended  December
                       31, 2000).

10.31++         --     North Atlantic Trading Company,  Inc. 1999 Management Bonus Plan (incorporated by reference to
                       Exhibit 10.36 to the Registrant's Report on Form 10-K for
                       the fiscal year ended December 31, 2000).

10.32*          --     Loan Agreement,  dated as of December 29, 2000, by and among North Atlantic  Trading  Company,
                       Inc.,  National  Tobacco Company,  L.P.,  North Atlantic  Operating  Company,  Inc.,  National
                       Tobacco  Finance  Corporation  and Bank One,  Kentucky  N.A.,  as agent  bank and the  various lending institutions named therein.



EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

10.33*          --     Security  Agreement,  dated as of December 29, 2000,  among North  Atlantic  Trading  Company,
                       Inc.,  National  Tobacco Company,  L.P.,  North Atlantic  Operating  Company,  Inc.,  National
                       Tobacco  Finance  Corporation  and Bank One  Kentucky,  N.A.,  as agent  for  certain  lending institutions.

10.34*          --     Guaranty  Agreement,  dated as of December 29, 2000,  among National  Tobacco  Company,  L.P.,
                       North Atlantic Operating  Company,  Inc.,  National Tobacco Finance  Corporation and Bank One,
                       Kentucky, N.A., as agent for certain lending institutions.

10.35*          --     Pledge  Agreement,  dated as of December 29, 2000 among and North  Atlantic  Trading  Company,
                       Inc.,  National  Tobacco Company,  L.P.,  North Atlantic  Operating  Company,  Inc.,  National
                       Tobacco  Finance  Corporation  and Bank One  Kentucky,  N.A.,  as agent  for  certain  lending institutions.

21              --     Subsidiaries of North Atlantic  Trading  Company,  Inc.  (incorporated  herein by reference to
                       Exhibit 21 to the Registrant's Report on Form 10-K forthe fiscal year ended December 31, 1998).


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

Date:     March 30, 2001

                                  NORTH ATLANTIC TRADING COMPANY, INC.


                                  By:  /s/ Thomas F. Helms, Jr.
                                      -----------------------------------------
                                           Thomas F. Helms, Jr.
                                           Chairman and Chief Executive Officer

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

SIGNATURE                                      TITLE                                         DATE
---------                                      -----                                         ----

       /s/ Thomas F. Helms, Jr.                Chairman of the Board                         March 30, 2001
------------------------------------------     and Chief Executive Officer
       Thomas F. Helms, Jr.                    (Principal Executive Officer)



       /s/ David I. Brunson                    Director, Executive Vice President            March 30, 2001
------------------------------------------     Finance and Administration, Chief Financial
       David I. Brunson                        Officer (Principal Financial and Accounting
                                               Officer)



       /s/ Jack Africk                         Director                                      March 30, 2001
------------------------------------------
       Jack Africk


       /s/ Arnold Sheiffer                     Director                                      March 30, 2001
------------------------------------------
       Arnold Sheiffer


NORTH ATLANTIC TRADING COMPANY, INC.
AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
CASH FLOWS AND CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 C O N T E N T S

                                                                      PAGES

Report of Independent Accountants                                      F-1


Financial Statements:

Consolidated Balance Sheets as of December 31,
2000 and 1999                                                          F-2

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998                                       F-3

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                       F-4

Consolidated Statements of Changes in Stockholders' Deficit for
the years ended December 31, 2000, 1999 and 1998                       F-5

Notes to Consolidated  Financial Statements                            F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit present fairly, in all material respects, the financial position of North Atlantic Trading Company, Inc. and Subsidiaries (the Company) at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition".





/s/ PricewaterhouseCoopers LLP


February 8, 2001

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
for the years ended December 31, 2000, 1999 and 1998
(dollars in thousands except share data)

                                     ASSETS                                            2000                1999
                                                                                 -----------------   -----------------
Current assets:
Cash                                                                             $          1,453    $          2,885
Accounts receivable                                                                         4,182               4,984
Inventories                                                                                49,172              53,499
Income taxes receivable                                                                       233                 175
Other current assets                                                                        2,070               1,688
                                                                                 -----------------   -----------------

Total current assets                                                                       57,110              63,231

Property, plant and equipment, net                                                          5,267               5,878
Deferred income taxes                                                                      29,294              29,718
Deferred financing costs                                                                    5,360               8,956
Goodwill, net                                                                             129,047             134,537
Other assets                                                                                1,679               1,283
                                                                                 -----------------   -----------------

Total assets                                                                     $        227,757    $        243,603
                                                                                 =================   =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                 $          2,454    $            314
Accrued expenses                                                                            3,124               3,176
Deferred income taxes                                                                      10,149               9,718
Current portion of notes payable and long-term debt                                        12,500              13,002
                                                                                 -----------------   -----------------

Total current liabilities                                                                  28,227              26,210

Notes payable and long-term debt                                                          167,500             182,862
Other long-term liabilities                                                                 9,517               8,851
                                                                                 -----------------   -----------------

Total liabilities                                                                         205,244             217,923
                                                                                 -----------------   -----------------

Preferred stock, net of unamortized discount of $1,089 in 2000 and $1,259 in
1999; mandatory redemption value of $51,500 in 2000 and $45,700
in 1999                                                                                    50,698              44,693
                                                                                 -----------------   -----------------

Stockholders' deficit:
Common stock, voting, $.01 par value; authorized shares, 750,000;
issued and outstanding shares, 528,241                                                          5                   5
Common stock, nonvoting, $.01 par value; authorized shares, 750,000;
issued and outstanding shares, -0-
Additional paid-in capital                                                                  9,111               9,078
Loans to stockholders for stock purchases                                                   (184)               (184)
Accumulated deficit                                                                      (37,117)            (27,912)
                                                                                 -----------------   -----------------

Total stockholders' deficit                                                              (28,185)            (19,013)
                                                                                 -----------------   -----------------

     Total liabilities and stockholders' deficit                                 $        227,757    $        243,603
                                                                                 =================   =================

The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands except share data)

                                                                       2000              1999              1998
                                                                  ----------------  ----------------  ----------------
Net sales                                                               $  93,145         $  94,461         $  93,081
Cost of sales                                                              33,689            32,151            32,222
                                                                  ----------------  ----------------  ----------------

Gross profit                                                               59,456            62,310            60,859

Selling, general and administrative expenses                               30,474            27,940            26,268
Amortization of Goodwill                                                    5,490             5,490             5,490
                                                                  ----------------  ----------------  ----------------

Operating income                                                           23,492            28,880            29,101

Interest expense and financing costs                                       22,261            23,488            24,927
Other income (expense)                                                    (1,801)                16                46
                                                                  ----------------  ----------------  ----------------

Income (loss) before income tax                                             (570)             5,408             4,220

Income tax expense                                                          1,529             3,813             3,213
                                                                  ----------------  ----------------  ----------------

Income (loss) before extraordinary loss &
cumulative effect of change in
accounting principle                                                      (2,099)             1,595             1,007

Extraordinary loss, net of income tax benefit of $521                       (850)                 -                 -
                                                                  ----------------  ----------------  ----------------

Income (loss) before cumulative effect
of change in accounting principle                                         (2,949)             1,595             1,007

Cumulative effect of change in accounting principle,
net of income tax benefit of $153                                           (251)                 -                 -
                                                                  ----------------  ----------------  ----------------

Net income (loss)                                                         (3,200)             1,595             1,007

Preferred stock dividends                                                   6,005             5,361             4,751
                                                                  ----------------  ----------------  ----------------

Net loss applicable to common shares                                   $  (9,205)        $  (3,766)        $  (3,744)
                                                                  ================  ================  ================

Basic and Diluted earnings per common share:
Net income (loss) before extraordinary loss &
cumulative effect of change in accounting principle                     $  (3.98)          $   3.02          $   1.91
Extraordinary loss, net of income tax benefit                              (1.61)
                                                                                                  -                 -
Cumulative effect of change in accounting principle
net of income tax benefit                                                  (0.47)                 -                 -
Preferred stock dividends                                                 (11.37)           (10.15)            (9.00)
                                                                  ----------------  ----------------  ----------------

Net loss                                                               $  (17.43)         $  (7.13)         $  (7.09)
                                                                  ================  ================  ================

Weighted average common shares outstanding:
Basic and Diluted                                                         528,241           528,241           528,241


The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2000, 1999 and 1998
(dollars in thousands)

                                                                       2000              1999              1998
                                                                  ----------------  ----------------  ----------------
Cash flows from operating activities:
Net income (loss)                                                    $    (3,200)       $     1,595       $     1,007
Adjustments to reconcile net income to net
cash provided by operating activities:
Extraordinary loss                                                          1,371                 -                 -
Depreciation                                                                1,067             1,923             1,687
Amortization of goodwill                                                    5,490             5,490             5,490
Amortization of deferred financing costs                                    2,275             2,276             2,274
Change in accrued pension liabilities                                         201               594               190
Change in accrued postretirement liabilities                                  465               557               502
Compensation expense                                                           33                70               819
Changes in operating assets and liabilities:
Accounts receivable                                                           802               502             (853)
Inventories                                                                 4,327             4,988           (2,377)
Income tax receivable                                                        (58)             (175)             5,326
Other current assets                                                        (382)             (414)                47
Deferred income taxes                                                         855             4,034             3,336
Other assets                                                                (396)             (267)             (775)
Accounts payable                                                            2,140             (144)             (201)
Accrued expenses and other                                                  (102)             (533)           (2,770)
                                                                  ----------------  ----------------  ----------------

Net cash provided by operating activities                                  14,888            20,496            13,702
                                                                  ----------------  ----------------  ----------------

Cash flows from investing activities:
Capital expenditures, net                                                   (456)             (770)             (467)
                                                                  ----------------  ----------------  ----------------

Net cash used in investing activities                                       (456)             (770)             (467)
                                                                  ----------------  ----------------  ----------------

Cash flows from financing activities:
Payments on senior term loans                                            (15,864)          (19,721)          (14,414)
Net loans to stockholders for stock purchases                                   -                63              (91)
                                                                  ----------------  ----------------  ----------------

Net cash provided by (used in) financing activities                      (15,864)          (19,658)          (14,505)
                                                                  ----------------  ----------------  ----------------

Net increase (decrease) in cash                                           (1,432)                68           (1,270)
Cash, beginning of period                                                   2,885             2,817             4,087

Cash, end of period                                                   $     1,453       $     2,885       $     2,817
                                                                  ================  ================  ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                              $    20,737       $    21,563       $    23,126
                                                                  ================  ================  ================

Cash paid during the period for income taxes                                    -                 -       $        75
                                                                  ================  ================  ================


The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT for the years ended December 31, 2000, 1999 and 1998
(dollars in thousands)

                                                                          LOANS TO
                                               COMMON      ADDITIONAL    STOCKHOLDERS                       TOTAL
                                               STOCK,        PAID-IN      FOR STOCK      ACCUMULATED    STOCKHOLDERS'
                                               VOTING        CAPITAL      PURCHASES        DEFICIT         DEFICIT
                                             ------------  ------------ --------------  --------------  --------------
Beginning balance, January 1, 1998           $         5   $     8,316  $        (156)  $     (20,402)   $     (12,237)

Compensation expense                                   -           704              -               -              704
Net loans to stockholders for stock purchases          -             -            (91)              -              (91)
Preferred stock dividend                               -             -              -          (4,751)          (4,751)
Net income                                             -             -              -           1,007            1,007
                                             ------------  ------------ --------------  --------------  --------------

Ending balance, December 31, 1998                      5         9,020           (247)        (24,146)        (15,368)

Compensation expense                                   -            58              -               -              58
Net loans to stockholders for stock purchases          -             -             63               -              63
Preferred stock dividend                               -             -              -          (5,361)         (5,361)
Net income                                             -             -              -           1,595           1,595
                                             ------------  ------------ --------------  --------------  --------------

Ending balance, December 31, 1999                      5         9,078           (184)        (27,912)        (19,013)

Compensation expense                                   -            33              -               -              33
Preferred stock dividend                               -             -              -          (6,005)         (6,005)
Net loss                                               -             -              -          (3,200)         (3,200)
                                             ------------  ------------ --------------  --------------  --------------

Ending balance, December 31, 2000            $         5   $     9,111  $        (184)  $     (37,117)  $     (28,185)
                                             ------------  ------------ --------------  --------------  --------------


The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


1.     BASIS OF PRESENTATION:

       North Atlantic Trading Company, Inc. and Subsidiaries (the Company) manufactures and distributes tobacco and related products through its smokeless tobacco and make-your-own operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy and Havana Blossom brand names. The make-your-own segment imports and distributes premium cigarette papers, tobaccos and related products under the Zig-Zag brand name.

       National Tobacco Company, L.P. (a limited partnership) was formed and acquired the smokeless tobacco division of Lorillard, Inc. in 1988. On April 14, 1992, the general partner and majority owner and certain limited partners sold their partnership interest to a new general partner. Accordingly, the April 1992 transaction was accounted for as the formation of a new entity, National Tobacco Company, L.P. (the Partnership). Certain members of management of the Partnership formed NTC Holding, LLC (the Holding Company), a limited liability company with a finite life expiring December 31, 2100, and caused the Holding Company to form National Tobacco Finance Corporation (the Finance Corporation), a wholly-owned subsidiary of the Holding Company.

       On May 17, 1996, the Partnership was recapitalized and the Holding Company acquired a 99% limited partnership interest in the Partnership and the Finance Corporation became the sole general partner and owner of the remaining 1% interest of the Partnership. Accordingly, this transaction was accounted for as the formation of a new entity under the purchase method of accounting.

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

       On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American, Inc. ("Swedish Match"). Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology and inventory. Therefore, as a subsequent event, the smokeless tobacco segment was reported in the December 31, 1999 financial statements as a discontinued operation. The transaction was challenged by the Federal Trade Commission ("FTC") as anti-competitive under the antitrust laws. The FTC moved for a prelminary injunction in the United States District Court for the District of Columbia. After a one-week

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

 1.    BASIS OF PRESENTATION, CONTINUED:

       trial in September 2000, the Court granted a preliminary injunction in December 14, 2000, barring the closing of the transaction pending a full administrative hearing. As a result, on December 22, 2000, the Company and Swedish Match mutually agreed to terminate the Asset Purchase Agreement. Accordingly, the smokeless tobacco segment has been reclassified as continuing operations and the December 31, 1999 financial statements have been restated as such. Costs related to the sale of $1.8 million, which had previously been deferred, have been recognized in other expenses for the year ended December 31, 2000.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       CONSOLIDATION: The consolidated financial statements include the consolidated accounts of the Corporation, the Finance Corporation, the Partnership and NAOC. All intercompany accounts have been eliminated.

       REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company adopted SAB 101 effective January 1, 2000, resulting in a cumulative effect adjustment of $251,000 (net of tax benefit of $153,000) as of the date of adoption and a decrease in December 31, 2000 net income of $91,000 (net of tax benefit of $57,000). The change in accounting method would not have a material effect on the statement of operations for the years ended 1999 or 1998 if adopted in those years.

       SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $2,443,000, $2,561,000 and $2,529,000 in 2000, 1999, and
       1998, respectively.

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       GOODWILL: The excess of purchase price over fair value of net assets acquired is amortized using the straight-line method over 40 years and 25 years for the Partnership and NAOC, respectively.

       The Company periodically reviews the appropriateness of the remaining life of its intangible assets considering whether any event has occurred or condition has developed which may indicate that the remaining life or the amortization method requires adjustment. After reviewing the appropriateness of the remaining life and the pattern of usage of the intangible assets, the Company then assesses the overall recoverability of intangible assets by determining if the unamortized balance can be recovered through undiscounted future operating cash flows.

       DEFERRED FINANCING COSTS: Deferred financing costs are amortized over the terms of the related debt obligations using the interest method.

       INCOME TAXES: The Company records the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse.

       ADVERTISING AND PROMOTION: Advertising and promotion costs are expensed as incurred.

       FINANCIAL INSTRUMENTS: The Company enters into foreign currency forward contracts to hedge its exposure to changes in foreign currency exchange rates primarily on inventory purchase commitments. Gains and losses on these contracts are included in income as the related inventories are sold.

       STOCK-BASED COMPENSATION: The Company measures stock compensation costs related to the stock options described in Note 12 on the fair value based method which is the preferred method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted.

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

       RISKS AND UNCERTAINTIES: Smokeless and make-your-own tobacco companies, like other manufacturers and sellers of tobacco products, are subject to regulation at the federal, state and local levels. Such regulations include, among others, labeling requirements, limitations on

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       advertising, and prohibition of sales to minors. The trend in recent years has been toward increased regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by any federal, state or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

       Company's financial position, results of operations or cash flows.

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

       Further, in November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General (NAAG), signed two contracts: the Master Settlement Agreement
       (MSA) and the Smokeless Tobacco Master Settlement Agreement (STMSA). To the best of the Company's knowledge, the signatories to the MSA are 23 cigarette manufacturers and/or distributors and the only signatory to the STMSA is UST Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

       Pursuant to the MSA and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with subaccounts on behalf of each settling state. The escrow accounts are governed by states' statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of settling. The Company is entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit,

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a final judgment against the Company. Either option - becoming a MSA signatory or establishing an escrow account - is permissible. NAOC has chosen to open and fund an escrow account. The STMSA has no similar provisions. There can be no assurance as to whether entering into one or both settlement agreements or choosing not to do so or establishing and maintaining an escrow account pursuant to the above would have a material adverse effect on the Company's financial position, results of operations or cash flows.

       The Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2000, the Company has recorded approximately $487,000 as an other non-current asset. Of the approximately $487,000, $113,000 relates to the Company's 1999 obligation. During 2000, $109,000 was deposited into a qualifying escrow account and $4,000 represents interest earned thereon. The remaining amount of approximately $374,000 relates to 2000 and will be deposited by April 15, 2001. The Company is entitled to direct the investment of the escrowed funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a judgment against the Company.

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

       CONCENTRATION OF CREDIT RISK: At December 31, 2000 and 1999, the Company had bank deposits in excess of federally insured limits of approximately $1.8 million and $3.3 million, respectively.

       The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 10.2% and 10.7% of the Company's smokeless tobacco and make-your-own revenues in 2000 and 1999, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

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



4.     INVENTORIES:

       The reduction of LIFO inventory quantities decreased net income of the Company by approximately $1.5 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively.

       The components of inventories at December 31 are as follows (in thousands):

                                                             2000               1999
                                                       -----------------  -----------------
       Raw materials and work in process                      $   2,354          $   1,704
       Leaf tobacco                                              14,378             17,028
       Finished goods - loose leaf tobacco                        3,397              2,631
       Finished goods - MYO products                              4,288              4,928
       Other                                                        441                460
                                                       -----------------  -----------------

                                                                 24,858             26,751
       LIFO reserve                                              24,314             26,748
                                                       -----------------  -----------------

                                                              $  49,172          $  53,499
                                                       =================  =================

       The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.

5.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment at December 31 consists of (in thousands):

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                                                      2000               1999
                                                                                -----------------  -----------------
       Land                                                                     $             654  $             654
       Buildings and improvements                                                           3,633              3,546
       Machinery and equipment                                                              6,246              6,087
       Furniture and fixtures                                                               2,064              1,854
                                                                                -----------------  -----------------


                                                                                           12,597             12,141

       Accumulated depreciation                                                           (7,330)            (6,263)
                                                                                -----------------  -----------------

                                                                                $           5,267  $           5,878
                                                                                =================  =================

 6.    GOODWILL:

       Goodwill at December 31 consists of (in thousands):

                                                                                      2000               1999
                                                                                -----------------  -----------------

       Partnership goodwill, net of accumulated amortization of $3,701
       And $2,902 at December 31, 2000 and 1999, respectively                   $          28,249  $          29,047

       NAOC goodwill, net of accumulated amortization of $16,484
       and $11,793 at December 31, 2000 and 1999, respectively                            100,798            105,490
                                                                                -----------------  -----------------

                                                                                $         129,047  $         134,537
                                                                                =================  =================

 7.    DEFERRED FINANCING COSTS:

       Deferred financing costs at December 31 consist of (in thousands):

                                                                                      2000               1999
                                                                                -----------------  -----------------

       Deferred financing costs, net of accumulated amortization of
       $4,761 and $5,684 at December 31, 2000 and 1999,
       Respectively                                                             $           5,360  $           8,956
                                                                                =================  =================


 8.    NOTES PAYABLE AND LONG-TERM DEBT:

       Notes payable and long-term debt at December 31 consists of (in thousands):

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                                                      2000               1999
                                                                                -----------------  -----------------
       Senior notes                                                             $        155,000   $        155,000
       Term borrowings under credit agreements                                            25,000             40,864
                                                                                -----------------  -----------------

                                                                                         180,000            195,864
       Less current portion                                                               12,500             13,002
                                                                                -----------------  -----------------

                                                                                $        167,500   $        182,862
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

       On December 29, 2000, the Corporation entered into a new credit agreement (the Credit Agreement) with a bank which provided borrowings of $25.0 million under a term facility and a revolver with available credit of up to $10.0 million. The borrowings under the term facility require quarterly principal payments over the two-year period through the maturity date of December 31, 2002, while the revolver may be repaid and reborrowed as necessary, with any unpaid amounts due and payable upon its termination date of December 31, 2002. Borrowings under the term facility and revolver bear interest per annum at variable rates based on prime or LIBOR rates at the Corporation's option. The interest rate on borrowings under the term facility was 8.9875% at December 31, 2000. In addition, the Corporation must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

       On June 25, 1997, the Corporation entered into a credit agreement (the Old Credit Agreement) with a syndicate of lenders which provided borrowings of $85.0 million under a term facility and a revolver with available credit of up to $25.0 million, including a letter of credit sub-limit of $10.0 million. Borrowings under the term facility and revolver bore interest per annum at variable rates based on prime, federal funds or LIBOR rates at the Corporation's option. In

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

8.     NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

       addition, the Corporation was required to pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.
       The Notes and the Credit Agreement include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Credit Agreement also requires the Corporation to meet a fixed charge coverage test.

       Scheduled maturities (exclusive of future mandatory prepayments, if any) of the Corporation's notes payable and long-term debt are as follows (in thousands):

       Through December 31, 2001                        $   12,500
       Through December 31, 2002                            12,500
       Through December 31, 2003                                 -
       Through December 31, 2004                           155,000
       Through December 31, 2005                                 -
                                                        -----------

                                                        $  180,000
                                                        ===========



 9.    INCOME TAXES:

       The income tax provision for the years ended December 31, 2000, 1999 and 1998 consists of the following components (in thousands):

                              2000               1999               1998
                        -----------------  -----------------  -----------------

       Current:
       Federal                         -                  -                  -
       State and local                 -                  -           $    200
                        -----------------  -----------------  -----------------

                                       -                  -                200
                        -----------------  -----------------  -----------------

       Deferred:
       Federal                  $    839          $   3,609              2,943
       State and local                16                204                 70
                        -----------------  -----------------  -----------------

                                     855              3,813              3,013
                        -----------------  -----------------  -----------------

                                $    855          $   3,813          $   3,213
                        =================  =================  =================

9.     INCOME TAXES, CONTINUED:

       Deferred tax assets and liabilities at December 31, 2000 and 1999 consist of (in thousands):

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                                     2000                           1999
                                                          ----------------------------  -----------------------------
                                                             ASSETS      LIABILITIES       ASSETS       LIABILITIES
                                                          -------------  -------------  --------------  -------------
       Inventory                                                     -       $ 10,149               -        $ 9,718
       Property, plant and equipment                          $    703                       $    237              -
       Goodwill                                                 17,031                         20,361              -
       Accrued pension and postretirement costs                  3,166                          3,116              -
       NOL carryforward                                          7,336                          4,948              -
       Other                                                     1,058                          1,056              -
                                                          -------------  -------------  --------------  -------------

       Deferred income taxes                                  $ 29,294       $ 10,149        $ 29,718        $ 9,718
                                                          =============  =============  ==============  =============


       At December 31, 2000, the Company had NOL carryforwards for income tax purposes of $19.3 million which expire in the years beginning in 2012.

       The Company has determined that at December 31, 2000 its ability to realize future benefits of net deferred tax assets meets the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes";
       therefore, no valuation allowance has been recorded.

       Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                             2000               1999                 1998
                                         --------------     --------------       -------------
       Federal statutory rate                   (35.0) %             35.0 %              35.0 %
       State taxes                                                                        3.0
                                                   3.2                5.7
       Goodwill amortization                      70.0               30.4                39.5
       Other                                     (1.8)              (0.6)               (1.4)
                                         -----------------  -----------------    ----------------

       Effective income tax rate                  36.4 %             70.5 %              76.1 %
                                         =================  =================    ================


10.    PENSION AND POSTRETIREMENT BENEFIT PLANS:

       The Company has defined benefit pension plans covering substantially all of its employees. Benefits for the hourly employees' plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees are based on years of service and the employees' final compensation.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

10.   PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

       The Company sponsors two defined benefit postretirement plans that cover both salaried and hourly employees. One plan provides medical and dental benefits, and the other provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory.

       The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2000, and a statement of the funded status as of December 31 (in thousands):

                                                           PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                    -------------------------------  -------------------------------
                                                         2000            1999            2000             1999
                                                    --------------- ---------------  --------------  ---------------
       Reconciliation of benefit obligation:
       Benefit obligation at January 1                  $   10,110       $   8,887       $   5,044        $   5,126
       Service cost                                            515             651             320              335
       Interest cost                                           682             631             396              348
       Actuarial loss (gain)                                 (758)             296             314            (645)
       Benefit  paid                                         (386)           (355)           (187)            (120)
                                                    --------------- ---------------  --------------  ---------------

       Benefit obligation at December 31                $   10,163       $  10,110       $   5,887        $   5,044
                                                    =============== ===============  ==============  ===============

       Reconciliation of fair value of plan assets:
       Fair value of plan assets at January 1           $    8,648       $   8,138                                -
       Actual return on plan assets                            270             865                                -
       Employer contributions                                  109               -             187              120
       Benefit  paid                                         (387)           (355)           (187)            (120)
                                                    --------------- ---------------  --------------  ---------------

       Fair value of plan assets at December 31         $    8,640       $   8,648       $       -        $       -
                                                    =============== ===============  ==============  ===============

       Funded status:
       Funded status at December 31                     $  (1,523)       $ (1,462)       $  (5,887)       $ (5,044)
       Unrecognized prior service cost                           8               9                -               -
       Unrecognized net (gain) loss                        (1,320)         (1,181)            (764)         (1,142)
                                                    --------------- ---------------  --------------  ---------------

       Accrued benefit cost                             $  (2,835)       $ (2,634)       $  (6,651)       $ (6,186)
                                                    =============== ===============  ==============  ===============


NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

10.    PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

       The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                           PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                    -------------------------------  -------------------------------
                                                         2000            1999            2000             1999
                                                    --------------- ---------------  --------------  ---------------
       Accrued benefit cost at January 1            $       (2,634) $       (2,040)  $       (6,186) $       (5,628)
       Net periodic benefit cost
                                                              (310)           (594)            (652)           (678)
       Contributions
                                                                109               -             187             120
                                                    --------------- ---------------  --------------  ---------------

       Accrued benefit cost at December 31          $       (2,835) $       (2,634)  $      (6,651)  $       (6,186)
                                                    =============== ===============  ==============  ===============


       The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December
       31 (in thousands):

                                             PENSION BENEFITS                        POSTRETIREMENT BENEFITS
                                           -----------------------------------  -----------------------------------
                                             2000        1999         1998        2000         1999        1998
                                           ----------  ----------   ----------  ----------  -----------  ----------
       Service cost                           $  515      $  651       $  541      $  320       $  335      $  304
       Interest cost                             682         631          554         396          348         317
       Expected return on plan assets          (738)       (676)        (508)                        -           -
       Amortization of gains and losses        (149)        (12)         (23)        (64)          (5)         (5)
                                           ----------  ----------   ----------  ----------  -----------  ----------

       Net periodic benefit cost              $  310      $  594       $  564      $  652       $  678      $  616
                                           ==========  ==========   ==========  ==========  ===========  ==========


       The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                    PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                           -----------------------------------  -----------------------------------
                                             2000        1999         1998        2000        1999         1998
                                           ----------  ----------  -----------  ----------  ----------  -----------
       Discount rate                            7.5%        8.0%         7.0%        7.5%        8.0%         7.0%
       Expected return on plan assets           8.5%        8.5%         8.5%                       -            -
       Rate of compensation increase            4.0%        4.0%         4.0%                       -            -


       For measurement purposes, the assumed health care cost trend rate for participants under age 65 as of December 31, 2000 and 1999 was 8.0% and 8.5%, respectively, and for participants age 65 and over the rate was 7.0% and 7.5%, respectively. The health care cost trend rate was assumed to decline gradually to 5% for pre-age 65 and for post-age 65 costs over 27 years.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

10.    PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

       Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                         2000            1999             1998
                                                                     --------------  --------------  ---------------
        Effect on total of service and interest cost
        components of net periodic postretirement
        cost                                                              $  2,000        $  2,000         $  2,000

        Effect on the health care component of
        the accumulated postretirement benefit
        obligation                                                          32,000          27,000           23,000

       The Company also sponsors a voluntary retirement savings plan (401(k)). Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. Through December 31, 1998, the Company matched 50% of each eligible participant's contribution up to 5% of the participant's compensation for the plan year. Beginning January 1, 1999, the Company changed its matching contribution policy. The Company match for the Hourly employee was increased to 66.7% of each eligible participant's contribution up to 6% of compensation for the plan year. The Company match for the Salaried employees was increased to the greater of (1) 66.7% of each eligible participant's contribution up to 6% of compensation, or (2) 100% of the first 3% plus 50% of the next 2% of each eligible participant's contribution. Company matching is subject to a vesting schedule. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

11.MANDATORILY REDEEMABLE PREFERRED STOCK:

       On December 31, 2000 and 1999, the Company had authorized 12 million shares of 12% Senior Payment-In-Kind Preferred Stock (the Preferred Stock) of which 2.06 million shares and 1.83 million shares, respectively, were issued and outstanding. Each share of Preferred Stock has a par value of $0.01 and a liquidation preference of $25, for total liquidation values of approximately $51.5 million and $45.7 million at December 31, 2000 and 1999, respectively. Prior to June 2002, holders of the Preferred Stock are entitled to receive dividends at an annual rate of 12% of the liquidation preference, payable quarterly in cash or by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends, at the Company's option. Following June 15, 2002, dividends must be

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

11.   MANDATORILY REDEEMABLE PREFERRED STOCK, CONTINUED:

       paid in cash. Preferred stock dividends, including the interest accretion described below, for the years ended December 31, 2000, 1999 and 1998 were $6.0 million, $5.4 million, and $4.8 million, respectively, which were recorded as an increase in the carrying value of the Preferred Stock.

       On June 25, 1997, the holders of the Preferred Stock were issued warrants, with an original fair value of $1.7 million, to purchase 44,440 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount recorded as a discount on the carrying value of the Preferred Stock. This discount is being amortized under the interest method over the 10-year term of the Preferred Stock as a part of the annual preferred stock dividend requirement. Amortization of the discount was $0.2 million for each of the years ended December 31, 2000, 1999 and 1998.

       Prior to June 15, 2000, the Company had the option, subject to certain restrictions, to redeem up to 35% of the Preferred Stock from the net cash proceeds from any one or more public equity offerings of the Company, for 112% of the Liquidation preference plus all accumulated and unpaid dividends. The Preferred Stock is not redeemable from June 16, 2000 to June 15, 2002. The Preferred Stock is then redeemable, at the Company's option, on or after the following dates at the indicated redemption prices (expressed as a percentage of the liquidation preference) plus all accumulated and unpaid dividends: June 15, 2002 - 106%; June 15, 2003 - 104%; June 15, 2004 - 102%; and June 15, 2005 -
       100%. The Preferred Stock is mandatorily redeemable on June 15, 2007 at a price equal to the liquidation preference plus all accumulated and unpaid dividends. The Preferred Stock is also redeemable, at the option of the holders, upon a change in control of the Company, as defined, at a price equal to 101% of the liquidation preference plus all accumulated and unpaid dividends.

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

12.    SHARE INCENTIVE PLAN:

       The Company has a share incentive plan covering certain key employees which provides for the grant of options to purchase common stock of the Company and other stock related benefits. As of December 31, 2000, no benefits other than the stock options described below had been granted. The total number of shares available for granting under the plan is 61,856.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

12.    SHARE INCENTIVE PLAN, CONTINUED:

       Stock option activity is summarized below:

                                                             WEIGHTED        WEIGHTED
                                                             AVERAGE          AVERAGE
                                            INCENTIVE        EXERCISE       GRANT DATE
                                             SHARES           PRICE         FAIR VALUE
                                          --------------  ---------------  --------------
       Outstanding December 31, 1998             54,760        $   18.19       $   26.51

       Granted                                    5,000            18.19           26.51
                                          --------------  ---------------  --------------

       Exercised                                      -                -               -
       Forfeited                                      -                -               -
       Outstanding, December 31, 1999            59,760            18.19           26.51
                                          --------------  ---------------  --------------

       Granted                                        -                -               -
                                          --------------  ---------------  --------------

       Exercised                                      -                -               -
       Forfeited                                      -                -               -
                                          --------------  ---------------  --------------

       Outstanding, December 31, 2000            59,760            18.19           26.51
                                          ==============  ===============  ==============

       Of the stock options outstanding on December 31, 2000, 56,010 were exercisable, with an additional 3,750 becoming exercisable at a rate of 25% per year from 2001 to 2003. All stock options expire 15 years from the grant date. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

       A significant percentage of the stock options described above includes a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

       The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is remeasured on each reporting date with the expense amount adjusted for changes in the fair value of the company stock on that date. Compensation expense of $33,000, $70,000 and $819,000 ($20,000, $43,000, and $508,000 net

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

12.    SHARE INCENTIVE PLAN, CONTINUED:

       of deferred income tax benefit) has been recognized in the statements of operations for the years ended December 31, 2000, 1999 and 1998, respectively.



13. INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            ------------------------------------------------------
                                                                INCOME             SHARES            PER SHARE
                                                              (NUMERATOR)       (DENOMIMATOR)         AMOUNT
                                                            ----------------  ------------------  ----------------
       Net loss before extraordinary loss and cumulative
       effect of change in accounting principle             $        (2,099)
       Extraordinary loss, net of income tax benefit                   (850)
       Cumulative effect of change in accounting
       principle, net of income tax benefit                            (251)
       Less: Preferred stock dividends                               (6,005)
                                                            ----------------

       Basic and diluted:
       Net loss available to common stockholders            $        (9,205)             528,241  $         (17.43)
                                                            ================  ==================  ================

                                                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                                            ------------------------------------------------------
                                                                INCOME             SHARES            PER SHARE
                                                              (NUMERATOR)       (DENOMIMATOR)         AMOUNT
                                                            ----------------  ------------------  ----------------

       Net income                                           $          1,595
       Less: Preferred stock dividends                               (5,361)
                                                            ----------------

       Basic and diluted:
       Net loss available to common stockholders            $        (3,766)             528,241  $         (7.13)
                                                            ================  ==================  ================


                                                                    FOR THE YEAR ENDED DECEMBER 31, 1998
                                                            ------------------------------------------------------
                                                                INCOME             SHARES            PER SHARE
                                                              (NUMERATOR)       (DENOMIMATOR)         AMOUNT
                                                            ----------------  ------------------  ----------------

       Net income                                           $          1,007
       Less: Preferred stock dividends                                (4,751)
                                                            ----------------

       Basic and diluted:
       Net loss available to common stockholders            $        (3,744)             528,241  $         (7.09)
                                                            ================  ==================  ================

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

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



14.    EXTRAORDINARY LOSS:

       Upon the refinancing of the Company's term loan on December 29, 2000 as described in Note 8, the Company recorded an extraordinary loss of $0.9 million (net of tax benefit of $0.5 million) for the write-off of related deferred financing costs.



15.    FOURTH QUARTER ADJUSTMENT:

       The fourth quarter of 2000 and 1999 include adjustments to increase the income tax provision by approximately $1,140,000 and $1,035,000, respectively, as a result of the year-end income tax computations. The fourth quarter 2000 also includes an adjustment to increase the LIFO expense by approximately $1.5 million, net of income tax of approximately $0.9 million.



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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

16.    CONTINGENCIES, CONTINUED:

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

       KENTUCKY AND ILLINOIS COMPLAINTS. On July 15, 1998, NAOC and National Tobacco filed a complaint against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. The complaint was subsequently amended on August 18, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Kentucky Complaint"). Republic Tobacco imports and sells Roll-Your-Own ("RYO") cigarette papers under the JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws. The Kentucky Complaint also alleges that Republic Tobacco has defaced and directed others to deface NAOC's point of purchase vendor displays for premium cigarette papers by covering up the Zig-Zag brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under the federal and state law.

       On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and National Tobacco in the United States District Court of the Northern District of Illinois. Republic Tobacco did not serve this complaint or otherwise notify the Company of its existence until after the filing and service of the Kentucky Complaint. The Company believes that this complaint was filed in anticipation of the filing of the Kentucky Complaint. This complaint was amended by Republic Tobacco on September 16, 1998 (collectively, the complaint and the amended complaint are referred to herein as the "Illinois Complaint"). In the Illinois Complaint, Republic Tobacco seeks declaratory relief that (a) Republic Tobacco's action in

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

16.    CONTINGENCIES, CONTINUED:

       defacing the Company's point of purchase display vendors do not violate federal or state laws and (b) that Republic Tobacco's trade practices do not violate federal or state antitrust or unfair competition laws. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleges that the Company has unlawfully monopolized and attempted to monopolize the market for premium cigarette papers.

       The Company has alleged that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted the Company's ability to expand the distribution of Zig-Zag premium cigarette papers in the southeast, where sales have been historically underdeveloped.

       The Company intends to vigorously pursue its claims set forth in the Kentucky Complaint. The Company intends to vigorously defend the Illinois Complaint. With respect to the claims set forth in the Illinois Complaint, the Company filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believes that Republic Tobacco's claims against the Company are without merit.

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

       On October 20, 2000 Republic filed a motion to dismiss, stay, or transfer the Kentucky proceeding to the Illinois Court. On December 19, 2000, the Court denied Republic's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic may not be entitled to any preference on forum selection because it was the first to file.

       Fact discovery has been concluded. Expert discovery has commenced and is continuing.

       WEST VIRGINIA COMPLAINTS. On October 6, 1998 National Tobacco Company, L.P. ("National") was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

16.    CONTINGENCIES, CONTINUED:

       al. (Civil Action Nos. 98-C-2401). While National was served with a single service and complaint, the caption lists 65 separate plaintiffs, each with an individual case number.

       In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. National was named in only six of the cases, five of which alleged consumption prior to National's existence of products bearing the trademarks currently owned by National. The remaining case alleges lung cancer as the injury. National has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

       On November 13, 1998, National was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While National was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

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

       The Akers complaint asserts 24 unspecified counts and seeks referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some product." The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

       Discovery of all tobacco-related (cigarette, cigar, and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

16.    CONTINGENCIES, CONTINUED:

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

       Trial of these matters is planned in two phases. In the initial phase, a trial will be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed. The trial date for the initial phase has not been set. However, the court has stated that it will not go forward until after the trial of an unrelated cigarette class action, which is currently scheduled for September 2001.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

16.    CONTINGENCIES, CONTINUED:

       On March 19, 2001, the manufacturers of the different products moved to sever the claims against their products, requesting separate trials. National joined the motion filed by Swedish Match requesting a separate trial for chewing tobacco.

       MINNESOTA COMPLAINT. On September 24, 1999, National was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using National's (and, prior to the formation of National, Lorillard's) Beech-Nut brand and Pinkerton's Red Man brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss were filed on all counts except for negligence and, on September 28, 2000, the Court granted all of National's motions. The sole cause of action remaining is for negligence. The Court, however, granted leave to the plaintiff to replead within sixty days those alleged causes of action based on alleged fraud. On December 18, 2000, the Plaintiff filed an amended complaint reasserting fraud claims. On January 19, 2001, defendants again moved to dismiss the fraud claims. Briefing has been completed and hearing on the motions is scheduled for May 11, 2001. Discovery is continuing in the case.

       Although the Company believes that it has good defenses to the above actions in West Virginia, California and Minnesota, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations or cash flows.

       REGULATORY AND OTHER EVENTS. Regulations were issued in 1999 by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's decision. The cigarette company plaintiffs have requested that the United States Supreme Court review the case, and a stay of the regulations pending the disposition of that request has been granted. On January 8, 2001, the United States Supreme Court agreed to review the case and the stay has been extended pending that review. The Massachusetts regulations, among other things, restrict access to tobacco products. Historically, smokeless tobacco products have been sold primarily by allowing customers direct access to the product. Accordingly, there can be no assurance that prohibiting such direct access would not have an adverse effect on sales.

       BOLLORE, S.A. V. IMPORT WAREHOUSE, INC., CIV. NO. 3-99-CV-1196-R (N.D. TEXAS). Bollore, the Company's Licensor of ZIG-ZAG brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

16.    CONTINGENCIES, CONTINUED:

       June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants. Settlement discussions are ongoing with all other defendants. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its premium cigarette paper business.



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

       Following is unaudited parent-only summarized financial information of the Corporation (in thousands):

                                                                                             2000              1999
                                                                                       ----------------- -----------------
       Noncurrent assets                                                                     $  210,207        $  229,453
       Current liabilities                                                                       20,468            20,861
       Noncurrent liabilities                                                                   167,500           182,862
       Redeemable preferred stock                                                                50,698            44,693


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                       -----------------------------------
                                                                                             2000              1999
                                                                                       ----------------- -----------------

       Equity in earnings of subsidiaries                                                     $  19,551         $  27,069
       Income loss before extraordinary loss and preferred stock dividends                      (2,305)             1,564



NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

18.    SEGMENT INFORMATION:

       In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has been historically organized on the basis of product lines which are comprised of two reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes cigarette papers, tobaccos and related products primarily through wholesale distributors in the United States.

       The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes a charge allocating all corporate costs to each operating segment. Elimination and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses (Adjusted EBITDA).

       The table below presents financial information about reported segments for 2000, 1999 and 1998 (in thousands):

                                              SMOKELESS                           ELIMINATIONS
                      2000                     TOBACCO         MAKE-YOUR-OWN        AND OTHER           TOTAL
       -----------------------------------  ---------------  ------------------- ----------------  ----------------
       Net sales                                $   39,733         $     53,412        $       -        $   93,145
       Adjusted EBITDA                              10,684               22,498                             33,182
       Assets                                       73,845              223,732         (69,820)           227,757

                      1999
       -----------------------------------

       Net sales                                    45,814               48,647                             94,461
       Adjusted EBITDA                              14,747               22,941                             37,688
       Assets                                       81,482              208,539         (46,418)           243,603

                      1998
       -----------------------------------

       Net sales                                    50,803               42,278                -            93,081
       Adjusted EBITDA                              18,077               20,426                -            38,503
       Assets                                       87,908              193,713         (21,314)           260,307

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

18.    SEGMENT INFORMATION, CONTINUED:

       A reconciliation of Adjusted EBITDA to total consolidated operating income for 2000, 1999, and 1998 is as follows (in thousands):

                                                2000              1999              1998
                                           ---------------  -----------------  ----------------
       Adjusted EBITDA                         $   33,182        $    37,688       $    38,503
       Depreciation expense                       (1,067)            (1,923)           (1,687)
       Amortization expense                       (5,490)            (5,490)           (5,490)
       LIFO adjustment                            (2,434)              (174)             (904)
       Stock option expense                          (33)               (70)             (819)
       Postretirement/Pension expense               (666)            (1,151)             (502)
                                           ---------------  -----------------  ----------------

       Operating income                        $   23,492        $    28,880        $   29,101
                                           ===============  =================  ================


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

       In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS No. 133 effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001, and management does not expect the adoption to have a material impact on the consolidated financial statements.

                                  EXHIBIT INDEX

                                       TO

                      NORTH ATLANTIC TRADING COMPANY, INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000



EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------
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

3.2(g)          --     Amendment  No. 2 to the Third  Amended  and  Restated  Agreement  of  Limited  Partnership  of
                       National  Tobacco Company,  L.P.,  effective  February 10, 2000  (incorporated by reference to
                       Exhibit 3.2 (g) to the  Registrant's  Report on Form 10-K for the fiscal  year ended  December
                       31, 2000).

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

9.3             --     Amendment No. 1 to Voting Trust Agreement,  dated as of August 2, 1999, among Thomas F. Helms,
                       Jr. and David I. Brunson,  as voting trustees,  and Helms  Management  Corp.  (incorporated by reference  to Exhibit  9.3 to the  Registrant's  Report on Form 10-K for the fiscal year ended
                       December 31, 2000).

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

10.15++         --     National  Tobacco  Company  Management  Bonus  Program  (incorporated  herein by  reference to
                       Exhibit 10.25 to Amendment  No. 1 to Registration  Statement (Reg. No.  333-31931) on Form S-4
                       filed with the Commission on September 3, 1997).

10.16++         --     Amended and  Restated  Nonqualified  Stock  Option  Agreement  dated as of  January 12,  1998, between  North  Atlantic  Trading  Company,  Inc.  And Jack  Africk  (incorporated  herein  by reference to Exhibit 10.28 to the Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17++         --     Assignment and Assumption,  dated as of January 1,  1998,  between  National  Tobacco Company,
                       L.P. and North Atlantic Trading  Company,  Inc.  (incorporated  herein by reference to Exhibit
                       10.30 to the  Registrant's  Annual Report on Form 10-K for the fiscal year ended  December 31,
                       1997).

10.18+          --     Amendment,  dated  October 27,   1997,  to  Amended  and  Restated  Distribution  and  License
                       Agreements,  between Bollore and North Atlantic Operating Company,  Inc.  (incorporated herein by reference to Exhibit  10.31 to the  Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19           --     Sales  Representative  Agreement,  effective as of January 1,  1998,  between National Tobacco
                       Company, L.P. and North Atlantic Operating Company, Inc.  (incorporated herein by reference to
                       Exhibit  10.32 to the  Registrant's  Annual  Report on Form  10-K for the  fiscal  year  ended
                       December 31, 1997).




EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

10.20           --     Amendment  to  Credit  Agreement,  dated as of June 5,  1998,  among  North  Atlantic  Trading
                       Company,  Inc., the various lending institutions  referenced therein, and National Westminster
                       Bank plc, as  Administrative  Agent  (incorporated  herein by reference to Exhibit 10.1 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21++         --     Amended and Restated Employment  Agreement dated as of April 30,  1998, between North Atlantic
                       Trading Company,  Inc. and David I. Brunson  (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.22           --     Option Grant Letter,  dated April 30,  1998, from Helms  Management  Corp. to David I. Brunson
                       (incorporated  herein by reference to Exhibit 10.5 to the Registrant's  Report on 10-Q for the
                       fiscal quarter ended June 30, 1998).

10.23           --     Promissory  Note,  dated April 14,  1998,  issued by Helms  Management Corp. in favor of North
                       Atlantic  Trading  Company,  Inc.  (incorporated  herein by  reference  to Exhibit 10.7 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.24           --     Amendment,  dated as of February 1,  1998,  among North Atlantic  Trading  Company,  Inc., the various  lending  institutions  referenced  therein  and  National  Westminster  Bank plc,  as administrative  agent  (incorporated  herein by reference to Exhibit 10.39 to the Registrant's
                       Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.25           --     Consent,  dated as of March 12,  1998, among North Atlantic Trading Company, Inc., the various lending  institutions  referenced therein and National Westminster Bank plc, as administrative agent  (incorporated  herein by reference to Exhibit 10.40 to the Registrant's  Report on 10-Q
                       for the fiscal quarter ended March 31, 1998).

10.26           --     Subscription  Agreement,  dated as of March 24,  1998, between North Atlantic Trading Company,
                       Inc.  and  David I.  Brunson  (incorporated  herein  by  reference  to  Exhibit --10.42 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.27           --     Promissory Note, dated March 24,  1998,  issued by David I. Brunson in favor of North Atlantic
                       Trading Company,  Inc.  (incorporated herein by reference to Exhibit 10.44 to the Registrant's
                       Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.28           --     Promissory  Note,  dated April 14,  1998,  issued by Helms  Management Corp. in favor of North
                       Atlantic  Trading  Company,  Inc.  (incorporated  herein by  reference  to Exhibit 10.7 to the
                       Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.29++         --     Letter Agreement,  dated September 24, 1999, between North Atlantic Trading Company,  Inc. and
                       Jack Africk  (incorporated  by reference to Exhibit 10.34 to the  Registrant's  Report on Form
                       10-K for the fiscal year ended December 31, 2000).




EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

10.30++         --     North Atlantic Trading Company,  Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the  Registrant's  Report on Form 10-K for the fiscal year ended  December
                       31, 2000).

10.31++         --     North Atlantic Trading Company,  Inc. 1999 Management Bonus Plan (incorporated by reference to
                       Exhibit 10.36 to the Registrant's Report on Form 10-K for
                       the fiscal year ended December 31, 2000).

10.32*          --     Loan Agreement,  dated as of December 29, 2000, by and among North Atlantic  Trading  Company,
                       Inc.,  National  Tobacco Company,  L.P.,  North Atlantic  Operating  Company,  Inc.,  National
                       Tobacco  Finance  Corporation  and Bank One,  Kentucky  N.A.,  as agent  bank and the  various lending institutions named therein.

10.33*          --     Security  Agreement,  dated as of December 29, 2000,  among North  Atlantic  Trading  Company,
                       Inc.,  National  Tobacco Company,  L.P.,  North Atlantic  Operating  Company,  Inc.,  National
                       Tobacco  Finance  Corporation  and Bank One  Kentucky,  N.A.,  as agent  for  certain  lending institutions.

10.34*          --     Guaranty  Agreement,  dated as of December 29, 2000,  among National  Tobacco  Company,  L.P.,
                       North Atlantic Operating  Company,  Inc.,  National Tobacco Finance  Corporation and Bank One,
                       Kentucky, N.A., as agent for certain lending institutions.

10.35*          --     Pledge  Agreement,  dated as of December 29, 2000 among and North  Atlantic  Trading  Company,
                       Inc.,  National  Tobacco Company,  L.P.,  North Atlantic  Operating  Company,  Inc.,  National
                       Tobacco  Finance  Corporation  and Bank One  Kentucky,  N.A.,  as agent  for  certain  lending institutions.

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