Form 10-Q
period 2001-03-31
NORTH ATLANTIC TRADING CO INC
filed 2001-05-15
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                    or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of April 30, 2001.


64980.0003

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

              North Atlantic Trading Company, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                         (in thousands except par value)

                                                                      March 31,               December 31,
                                                                        2001                      2000
                                                                        ----                      ----
                                                                     (Unaudited)
Current Assets:
     Cash                                                            $     1,649               $     1,453
     Accounts Receivable                                                   7,705                     4,182
     Inventory                                                            47,464                    49,172
     Income Taxes Receivable                                                 233                       233
     Other Current Assets                                                  1,973                     2,070
                                                                     -----------               -----------

         Total Current Assets                                             59,024                    57,110

Property, Plant and Equipment (Net)                                        5,211                     5,267

Deferred Income Taxes                                                     28,799                    29,294

Deferred Financing Costs                                                   5,022                     5,360

Goodwill (Net)                                                           127,675                   129,047

Other Assets                                                               1,630                     1,679
                                                                     -----------               -----------


         Total Assets                                                $   227,361               $   227,757
                                                                     ===========               ===========

Current Liabilities:
     Accounts Payable                                                $       832               $     2,455
     Accrued Liabilities                                                   7,114                     3,123
     Deferred Income Taxes                                                10,149                    10,149
     Current Portion of Long-Term Debt                                    12,500                    12,500
                                                                     -----------               -----------

         Total Current Liabilities                                        30,595                    28,227

Long-Term Debt                                                           164,375                   167,500
Other Long-Term Liabilities                                                9,517                     9,517
                                                                     -----------               -----------

         Total Liabilities                                               204,487                   205,244
                                                                     -----------               -----------

Preferred Stock, net of discount of $1,046 and $1,089,
     respectively (Mandatory Redemption Value of $53,040)                 52,294                    50,698
                                                                     -----------               -----------

Stockholders' Deficit:
     Common Stock, voting, $.01 par value; authorized shares,
     750,000; issued and outstanding shares, 528,241                           5                         5
     Common Stock, nonvoting, $.01 par value; authorized shares,
     750,000; issued and outstanding shares, -0-                               -                         -
     Additional Paid-In Capital                                            9,111                     9,111
     Loans to Stockholders for Stock Purchase                               (180)                     (184)
     Accumulated Other Comprehensive Income                                  (95)                        -
     Accumulated Deficit                                                 (38,261)                  (37,117)
                                                                     ------------              -----------

         Total Stockholders' Deficit                                     (29,420)                  (28,185)
                                                                     -----------               -----------

         Total Liabilities and Stockholders' Deficit                 $   227,361               $   227,757
                                                                     ===========               ===========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                    Three Months              Three Months
                                                                        Ended                     Ended
                                                                    March 31,2001            March 31, 2000
                                                                    -------------            --------------
Net Sales                                                            $    23,294               $    22,432

Cost of Sales                                                              8,554                     7,095
                                                                     -----------               -----------

         Gross Profit                                                     14,740                    15,337

Selling, General and Administrative Expenses                               7,279                     7,178
Amortization of Goodwill                                                   1,373                     1,373
                                                                     -----------               -----------

     Operating Income                                                      6,088                     6,786

Interest Expense and Financing Costs, Net                                  5,080                     5,689
Other Expense                                                                  4                         5
                                                                     -----------               -----------

     Income before Income Taxes                                            1,004                     1,092

Income Taxes                                                                 552                       745
                                                                     -----------               -----------

Income before cumulative effect of change in accounting principle            452                       347

Cumulative effect of change in accounting principle,
     net of tax benefit of $153                                                -                      (251)
                                                                     -----------               -----------

     Net Income                                                              452                        96

Preferred Stock Dividends                                                 (1,596)                   (1,436)
                                                                     ------------              ------------

         Net Loss Applicable to Common Shares                        $    (1,144)              $    (1,340)
                                                                     ============              ============



Basic and Diluted Loss per Common Share:
     Net Income before cumulative effect of change in
     accounting principle                                            $       .85               $       .65

     Cumulative effect of change in accounting principle, net of
      tax benefit                                                              -                      (.47)

     Preferred stock dividends                                             (3.02)                    (2.72)
                                                                     ------------              ------------

                                                                     $     (2.17)              $     (2.54)
                                                                     ============              ============

Weighted average Common Shares Outstanding:
     Basic and Diluted                                                     528.2                     528.2


                          Condensed Consolidated Statement of Comprehensive Income
                                               (in thousands)

Net Income                                                           $        452              $         96

Other comprehensive income, net of tax:
     Loss on foreign currency hedges                                         (95)                         -
                                                                     ------------              ------------

Comprehensive Income                                                 $        357              $         96
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

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                    Three Months              Three Months
                                                                        Ended                     Ended
                                                                   March 31, 2001            March 31, 2000
                                                                   --------------            --------------
Cash Flows from Operating Activities:
     Net Income                                                      $       452               $        96
     Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating Activities:
         Depreciation                                                        175                       450
         Amortization of Intangible Assets                                 1,373                     1,373
         Amortization of Deferred Financing Costs                            346                       569
         Compensation Expense                                                 25                        25
         Changes in Operating Assets and Liabilities:
              Accounts Receivable                                         (3,523)                     (759)
              Inventory                                                    1,708                      (381)
              Other Current Assets                                            97                       115
              Income Tax Receivable                                            -                       (64)
              Accounts Payable                                            (1,623)                      866
              Deferred Income Taxes                                          553                       592
              Other Assets                                                    49                        33
              Accrued Expenses and Other                                   3,804                     4,235
                                                                     -----------               -----------
              Net Cash Provided by Operating Activities                    3,436                     7,150
                                                                     -----------               -----------

Cash Flows from Investing Activities:
     Capital Expenditures                                                   (119)                      (98)
                                                                     ------------              -----------

                  Net Cash Used in Investing Activities                     (119)                      (98)
                                                                     -----------               -----------

Cash Flows from Financing Activities:
     Payments on Term Loans                                               (3,125)                   (3,250)
     Repayment of Loans to Stockholders for Stock Purchases                    4                         1
                                                                     -----------               -----------

                  Net Cash Used In Financing Activities                   (3,121)                   (3,249)
                                                                     -----------               ------------

                  Net Increase in Cash                                       196                     3,803

Cash, Beginning of Period                                                  1,453                     2,885
                                                                     -----------               -----------

Cash, End of Period                                                  $     1,649               $     6,688
                                                                     ===========               ===========


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


2. Summary of Significant Accounting Policies:

Revenue Recognition: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, resulting in a cumulative effect adjustment of $251,000 (net of tax benefit of $153,000) as of the date of adoption and a decrease in March 31, 2000 previously reported net income of $118,000 (net of tax benefit of $725,000).

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $530,000 and $637,000 for the three months ended March 31, 2001 and 2000, respectively.


3. Inventories

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

The reduction of LIFO inventory quantities decreased net income of the Company by approximately $0.4 million for the three months ended March 31, 2001.

The components of inventories are as follows (in thousands):

                                                                   3/31/01                 12/31/00
                                                                -----------               -----------
         Raw Materials and Work In Process                      $     2,426               $     2,354
         Leaf Tobacco                                                13,467                    14,378
         Finished Goods - Loose Leaf Tobacco                          3,442                     3,397
         Finished Goods - MYO Products                                4,105                     4,288
         Other                                                          561                       441
                                                                -----------               -----------

                                                                     24,001                    24,858
         LIFO reserve                                                23,463                    24,314
                                                                -----------               -----------
                                                                $    47,464               $    49,172
                                                                ===========               ===========

4. Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2001 and March 31, 2000 was computed based on the estimated annual effective income tax rates of 55% and 86%, respectively. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes.


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

Following is unaudited parent-only summarized financial information of the
Company:

                                                                         3/31/01                  12/31/00
                                                                     -----------               -----------
         Current Assets                                               $        -               $         -
         Noncurrent Assets                                               212,091                   210,207
         Current Liabilities                                              24,887                    20,468
         Noncurrent Liabilities                                          164,375                   167,500
         Redeemable Preferred Stock                                       52,294                    50,698

     For the Three Months Ended March 31:                                   2001                      2000
                                                                     -----------               -----------

         Equity in Earnings of Subsidiaries                      $         3,578                     2,076
         Net Income before Payment of Preferred
              Stock Dividends                                                467                       227


6. Financial Instruments:

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated "other comprehensive income" and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company purchases certain inventory on terms of net 45 days in French francs which creates exposure to potentially adverse movement in foreign currency rates. The Company uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In addition, the supplier provides a contractual hedge against a substantial, downward currency movement in its agreement with the Company. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

The Company has designated its forward currency contracts as cash flow hedges of its anticipated purchases in French francs. Gains and losses on contracts that are recorded in "other comprehensive income" will be reclassified into net income as cost of goods sold in the periods in which the related inventory is sold.

The Company recorded a cumulative-effect deferred net gain adjustment of $28,000 (net of tax expense of $17,000) in accumulated other comprehensive income to recognize the fair value of these contracts upon adoption of SFAS 133 on January 1, 2001. The Company reclassified this net gain from "other comprehensive income" into net income as cost of goods sold in the first quarter. The Company expects to reclassify the March 31, 2001 net loss of $95,000 (net of tax benefit of $58,000) recorded in accumulated "other comprehensive income" in a similar manner during 2001.


7. Reconciliation of Loss From Continuing Operations per Common Share (dollars in thousands, except per share amounts):

                                                                Three Months Ended March 31, 2001
                                                                ---------------------------------
                                                        Income               Shares               Per Share
                                                       (Numerator)       (Denominator)              Amount
                                                       -----------       -------------              ------
Net Income                                         $           452
Less: Preferred Stock Dividends                             (1,596)
                                                   ---------------

Basic and Diluted:
     Net Loss Available to Common Stockholders     $        (1,144)            528,241         $     (2.17)
                                                   ===============       =============         ===========

                                                                Three Months Ended March 31, 2001
                                                                ---------------------------------
                                                        Income               Shares               Per Share
                                                       (Numerator)       (Denominator)              Amount
                                                       -----------       -------------              ------

Net Income before cumulative effect of change
     in accounting principle                       $           347
Cumulative effect of change in accounting principle           (251)
Less: Preferred Stock Dividends                             (1,436)
                                                   ---------------

Basic and Diluted:
     Net Loss Available to Common Stockholders     $        (1,340)           528,241          $     (2.54)
                                                   ===============       =============         ===========



The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants of 63.5 and stock options of 25.2 were excluded from the computation for the three months ended March 31, 2001, and March 31, 2000, as their effect is antidilutive.

8. Terminated Transaction

On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. Therefore, the smokeless tobacco segment was reported in the Company's financial statements for the three months ended March 31, 2000 as a discontinued operation. The transaction was challenged by the Federal Trade Commission ("FTC") as anti-competitive under the antitrust laws. The FTC moved for a preliminary injunction with United States District Court for the District of Columbia. After a one-week trial in September 2000, the Court granted a preliminary injunction on December 14, 2000, barring the closing of the transaction pending full administrative review. On December 22, 2000, the Company and Swedish Match mutually agreed to terminate the Asset Purchase Agreement. The smokeless tobacco segment has been reclassified as continuing operations and the Company's financial statements for the three months ended March 31, 2000 have been restated accordingly.


9. Contingencies

California Infringing Products Litigation.
------------------------------------------

On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. in an action entitled Bollore, S.A.
v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders preventing the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and on April 3, 2001 executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag brand products, and requiring the defendants to effect a recall of counterfeit products from the market.

Discovery is continuing and the Company intends to vigorously pursue the defendants for damages. Management believes that the successful prosecution of this litigation, whether by settlement or otherwise, will have a favorable impact on its premium cigarette paper business. Management also believes that its results have been adversely affected by this counterfeiting activity.

Other Litigation.
-----------------

Except as described below, there has not been any significant development with respect to pending litigation previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Kentucky and Illinois Cases. Expert discovery is continuing and is expected to conclude in June 2001.

West Virginia Complaints. The trial of these matters has been rescheduled for March 18, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

Net Sales. Net sales for the three months ended March 31, 2001 were $23.3 million, an increase of 3.8%, or $0.9 million, from the prior year's period. Net sales of the smokeless tobacco segment increased $1.2 million, or 13.8% from the prior year. This increase reflected the resolution of a previously disclosed dispute with a significant customer, which occurred during 2000, the termination of Buy 1/Get 1 Free packaging that did not meet with market acceptance, which occurred during the first five months of 2000, and manufacturers' price increases during 2000. Net sales of the Make-Your-Own ("MYO") segment decreased $0.3 million, or 2.3% from the prior year as a result of a less successful March 2001 Promotion as compared to March 2000 which was partially offset by the continued growth of the MYO product line and manufacturers' price increases during 2000. Management believes that the March 2001 promotion was adversely affected by the counterfeiting activity discussed in the Note 9 (Contingencies) above.

Gross Profit. Gross profit for the three months ended March 31, 2001, was $14.7 million, a decrease of $0.6 million, or 3.9%, from the prior year's period. Gross profit of the smokeless tobacco segment was unchanged at $5.3 million and its gross profit percentage decreased to 54.2% of net sales from 62.6% in the prior year. A non-cash LIFO inventory adjustment of $0.9 million in 2001 adversely affected the gross profit of the segment. Disregarding the non-cash LIFO adjustment, the smokeless tobacco segment's gross profit percentage would have been 62.9% of net sales for the three months ended March 31, 2001. Gross profit and gross profit percentage of the MYO segment decreased to $9.4 million or 69.8% of net sales from $10.0 million or 72.0% of net sales in the prior year's period due to the net sales decline primarily attributable, in Management's opinion, to counterfeiting activity and, secondarily, to the change in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $7.3 million, an increase of 1.4% from the last year's $7.2 million. This was due primarily to an increase in customer incentives to expand distribution as well as to the increase in volume for the expanded MYO product line.

Amortization of Goodwill. Amortization of goodwill was $1.4 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $5.1 million for the three months ended March 31, 2001, from $5.7 million for the prior year's period. This decrease was the result of a lower average term loan balance and to a reduced net interest margin due to the December 2000 refinancing.

Income Taxes. Income taxes were $0.6 million for the three months ended March 31, 2001 compared to $0.7 million for the prior year period due to a decrease in the estimated effective income tax rate from 86% in 2000 to 55% in 2001. The decrease in the effective tax rate was a result of an increase in the projected taxable income due, in part, to the effect of the terminated transaction.

Cumulative Effect of Change in Accounting Principle. The Company recorded a cumulative effect of change in accounting principle of $0.3 million (net of income tax benefit of $0.1 million) for the three months ended March 31, 2000, as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

Net Income. Due to the increase in net sales and to the factors described above, net income for the three months ended March 31, 2001, was $0.5 million compared to $0.1 million for the prior year's period.

                           Liquidity and Capital Requirements

At March 31, 2001, working capital was $28.7 million compared to $28.9 million at December 31, 2000. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $9.0 million under its committed $10.0 million revolving credit facility.

The Company believes that it maintains adequate inventories based on its past and projected future sales activity and that its ability to source its inventory requirements will be able to be met for the foreseeable future.

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

Given its current operation, the Company believes that its capital expenditure requirements for 2001 will be in the range of $500,000 - $750,000. Currently, the Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.


Forward-looking Statements

The Company cautions the reader that certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could effect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes; competitive pressures; prevailing changes in consumer preferences; consumer acceptance of new product introductions and other marketing initiatives; access to sufficient quantities of raw material or inventory to meet demand; wholesale ordering patterns; product liability litigation and any disruption in access to capital necessary to achieve the Company's business strategy.

The Company cautions the reader not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934.

Item 3. Not Applicable



                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

California Infringing Products Litigation.
------------------------------------------

On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. in an action entitled Bollore, S.A.
v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders preventing the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and on April 3, 2001 executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag brand products, and requiring the defendants to effect a recall of counterfeit products from the market.

Discovery is continuing and the Company intends to vigorously pursue the defendants for damages. Management believes that the successful prosecution of this litigation, whether by settlement or otherwise, will have a favorable impact on its premium cigarette paper business. Management also believes that its results have been adversely affected by this counterfeiting activity.

Other Litigation.
-----------------

Except as described below, there has not been any significant development with respect to pending litigation previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Kentucky and Illinois Cases. Expert discovery is continuing and is expected to conclude in June 2001.

West Virginia Complaints. The trial of these matters has been rescheduled for March 18, 2002.


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         None.

         b. Reports on Form 8-K

         None.

                                   SIGNATURES


         The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ATLANTIC TRADING COMPANY, INC.

Date:    May 15, 2001         /s/ Thomas F. Helms. Jr.
                           --------------------------------------------------
                           Thomas F. Helms, Jr.
                           President & Chief Executive Officer


Date:    May 15, 2001         /s/ David I. Brunson
                           --------------------------------------------------
                           David I. Brunson
                           Chief Financial Officer