Form 10-Q
period 2001-06-30
NORTH ATLANTIC TRADING CO INC
filed 2001-08-10
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001
                                          or
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of June 30, 2001.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                        June 30,                    December 31,
                                                                          2001                          2000
                                                                          ----                          ----
                                                                       (Unaudited)
Current Assets:
      Cash                                                           $         202                  $       1,453
      Accounts Receivable                                                    5,209                          4,182
      Inventory                                                             47,196                         49,172
      Income Taxes Receivable                                                  233                            233
      Other Current Assets                                                   2,166                          2,070
                                                                     -------------                  -------------

           Total Current Assets                                             55,006                         57,110

Property, Plant and Equipment (Net)                                          5,159                          5,267

Deferred Income Taxes                                                       30,702                         29,294

Deferred Financing Costs                                                     4,714                          5,360

Goodwill (Net)                                                             126,302                        129,047

Other Assets                                                                 1,989                          1,679
                                                                     -------------                  -------------


           Total Assets                                              $     223,872                  $     227,757
                                                                     =============                  =============

Current Liabilities:
      Revolving Credit Facility                                      $       5,500                  $           -
      Accounts Payable                                                         681                          2,455
      Accrued Liabilities                                                    2,935                          3,123
      Deferred Income Taxes                                                 10,149                         10,149
      Current Portion of Long-Term Debt                                     12,500                         12,500
                                                                     -------------                  -------------

           Total Current Liabilities                                        31,765                         28,227

Long-Term Debt                                                             161,250                        167,500
Other Long-Term Liabilities                                                  9,517                          9,517
                                                                     -------------                  -------------

           Total Liabilities                                               202,532                        205,244
                                                                     -------------                  -------------

Preferred Stock, net of discount of $1,003 and $1,089,
      respectively (Mandatory Redemption Value of $54,666)                  53,954                         50,698
                                                                     -------------                  -------------

Stockholders' Deficit:
      Common Stock, voting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, 528,241                            5                              5
      Common Stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                -                              -
Additional Paid-In Capital                                                   9,111                          9,111
      Loans to Stockholders for Stock Purchase                                (181)                          (184)
      Accumulated Other Comprehensive Income                                   (46)                             -
      Accumulated Deficit                                                  (41,503)                       (37,117)
                                                                     -------------                  -------------

           Total Stockholders' Deficit                                     (32,614)                       (28,185)
                                                                     -------------                  -------------

           Total Liabilities and Stockholders' Deficit               $     223,872                  $     227,757
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

                                                           Three Months                   Three Months
                                                               Ended                          Ended
                                                           June 30, 2001                  June 30, 2000
                                                           -------------                  -------------
Net Sales                                                  $      17,192                  $     18,467

Cost of Sales                                                      7,006                          7,518
                                                           -------------                  -------------

           Gross Profit                                           10,186                         10,949

Selling, General and Administrative Expenses                       7,364                          6,919
Amortization of Goodwill                                           1,372                          1,372
                                                           -------------                  -------------

      Operating Income                                             1,450                          2,658

Interest Expense and Financing Costs, Net                          4,968                          5,583
Other Income                                                           5                              4
                                                           -------------                  -------------

      Loss before Income Tax Benefit                              (3,513)                        (2,921)

Income Tax Benefit                                                (1,932)                        (1,931)
                                                           --------------                 --------------


      Net Loss                                                    (1,581)                          (990)

Preferred Stock Dividends                                         (1,660)                        (1,463)
                                                           --------------                 --------------

           Net Loss Applicable to Common Shares            $      (3,241)                 $      (2,453)
                                                           ==============                 ==============

Basic and Diluted Loss per Common Share:
      Net Loss                                             $       (3.00)                 $       (1.87)

      Preferred stock dividends                                    (3.14)                         (2.77)
                                                           --------------                 --------------

                                                           $       (6.14)                 $       (4.64)
                                                           ==============                 ==============

Weighted average Common Shares Outstanding:
      Basic and Diluted                                            528.2                          528.2


            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

Net Loss                                              $       (1,581)                $         (990)

Other comprehensive income, net of tax:
     Gain on foreign currency hedges                              49                              -
                                                      --------------                 --------------


Comprehensive Loss                                    $      (1,532)                 $         (990)
                                                      ==============                 ==============


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                 Six Months                     Six Months
                                                                                    Ended                          Ended
                                                                                June 30, 2001                  June 30, 2000
                                                                                -------------                  -------------
Net Sales                                                                       $      40,485                  $     40,899

Cost of Sales                                                                          15,560                         14,613
                                                                                -------------                  -------------

           Gross Profit                                                                24,925                         26,286

Selling, General and Administrative Expenses                                           14,643                         14,097
Amortization of Goodwill                                                                2,745                          2,745
                                                                                -------------                  -------------

      Operating Income                                                                  7,537                          9,444

Interest Expense and Financing Costs, Net                                              10,048                         11,272
Other Income (Expense)                                                                      1                             (1)
                                                                                -------------                  --------------

      Loss before Income Tax Benefit                                                   (2,510)                        (1,829)

Income Tax Benefit                                                                     (1,380)                        (1,186)
                                                                                --------------                 --------------

Loss before cumulative effect of change in accounting principle                        (1,130)                          (643)

Cumulative effect of change in accounting principle,
      Net of tax benefit of $153                                                            -                           (251)
                                                                                -------------                  --------------

      Net Loss                                                                         (1,130)                          (894)

Preferred Stock Dividends                                                              (3,256)                        (2,899)
                                                                                --------------                 --------------

           Net Loss Applicable to Common Shares                                 $      (4,386)                 $      (3,793)
                                                                                ==============                 ==============

Basic and Diluted Loss per Common Share:
      Net Loss before cumulative effect of change in accounting principle       $       (2.14)                 $       (1.22)

      Cumulative effect of change in accounting principle, net of tax benefit               -                           (.47)

      Preferred stock dividends                                                         (6.16)                         (5.49)
                                                                                --------------                ---------------

                                                                                $       (8.30)                $        (7.18)
                                                                                ==============                ===============


Weighted average Common Shares Outstanding:
      Basic and Diluted                                                                 528.2                          528.2


            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

Net Loss                                                  $       (1,130)                $         (894)

Other comprehensive loss, net of tax:
     Loss on foreign currency hedges                                 (46)                             -
                                                          ---------------                ---------------


Comprehensive Loss                                        $       (1,176)                $         (894)
                                                          ===============                ===============

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Six Months                     Six Months
                                                                              Ended                          Ended
                                                                          June 30, 2001                  June 30, 2000
                                                                          -------------                  -------------
Cash Flows from Operating Activities:
      Net Loss                                                            $      (1,130)                 $        (894)
      Adjustments to Reconcile Net Loss
      to Net Cash (used in) Provided by Operating Activities:
           Depreciation                                                             350                            900
           Amortization of Intangible Assets                                      2,745                          2,745
           Amortization of Deferred Financing Costs                                 646                          1,138
           Deferred Income Taxes                                                 (1,408)                        (1,086)
           Compensation Expense                                                      46                             50
           Changes in Operating Assets and Liabilities:
                Accounts Receivable                                              (1,027)                            54
                Inventory                                                         1,976                         (1,020)
                Other Current Assets                                                (96)                          (212)
                Income Tax Receivable                                                 -                              -
                Accounts Payable                                                 (1,774)                           381
                Other Assets                                                       (310)                            18
                Accrued Expenses and Other                                         (280)                            24
                                                                          --------------                 -------------

                Net Cash (used in) Provided by Operating Activities                (262)                         2,098
                                                                          --------------                 -------------

Cash Flows from Investing Activities:
      Capital Expenditures                                                         (242)                          (214)
                                                                          --------------                 -------------

                     Net Cash Used in Investing Activities                         (242)                          (214)
                                                                          --------------                 -------------

Cash Flows from Financing Activities:
      Proceeds from Revolving Credit Facility                                     5,500                          2,000
      Payments on Term Loans                                                     (6,250)                        (6,501)
      Repayment of Loans to Stockholders for Stock Purchases                          3                              6
                                                                          --------------                 -------------

                     Net Cash Used In Financing Activities                         (747)                        (4,495)
                                                                          --------------                 -------------

                     Net Decrease in Cash                                        (1,251)                        (2,611)

Cash, Beginning of Period                                                         1,453                          2,885
                                                                          --------------                 -------------

Cash, End of Period                                                       $         202                  $         274
                                                                          ==============                 =============


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

The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, resulting in a cumulative effect adjustment of $251,000 (net of tax benefit of $153,000) as of the date of adoption and an increase in the three months ended June 30, 2000 previously reported net loss of $52,000 (net of tax of $471,000) and an increase in the six months ended June 30, 2000 previously reported net loss of $170,000 (net of tax benefit of $254,000).

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1,185,000 and $1,058,000 for the six months ended June 30, 2001 and June 30, 2000, respectively.

3.   INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

The reduction of LIFO inventory quantities decreased net income of the Company by approximately $0.8 million for the six months ended June 30, 2001.

The components of inventories are as follows (in thousands):

                                                  6/30/01          12/31/00
                                                  -------          --------

  Raw Materials and Work In Process        $       2,316        $       2,354
  Leaf Tobacco                                    12,661               14,378
  Finished Goods - Loose Leaf Tobacco              2,682                3,397
  Finished Goods - MYO Products                    6,187                4,288
  Other                                              537                  441
                                           -------------        -------------

                                                  24,383               24,858
  LIFO reserve                                    22,813               24,314
                                           -------------        -------------
                                           $      47,196        $      49,172
                                           =============        =============

4.    PROVISION FOR INCOME TAXES

The provision for income taxes for the six months ended June 30, 2001 and June 30, 2000 was computed based on the estimated annual effective income tax rates of 55% and 60%, respectively. The primary differences between the effective income tax rate and the statutory income tax rate are certain goodwill amortizations, which are not deductible for income tax purposes. The income tax benefit for the three months ended June 30, 2000 includes an adjustment of $0.4 million for the first quarter 2000 as a result of the change in the estimated annual effective income tax rate from 86% to 60%.

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


Following is unaudited parent-only summarized financial information of the
Company:

                                                              6/30/01                       12/31/00
                                                         -----------------               ---------------
      Current Assets                                      $          -                    $         -
      Noncurrent Assets                                        208,363                        210,207
      Current Liabilities                                       26,115                         20,468
      Noncurrent Liabilities                                   161,250                        167,500
      Redeemable Preferred Stock                                53,954                         50,698

 For the Three Months Ended June 30:                           2001                            2000
                                                         -----------------               ---------------

      Equity in Earnings of Subsidiaries                 $       1,690                          4,548
      Net Loss before Payment of Preferred
           Stock Dividends                                      (1,563)                          (905)

 For the Six Months Ended June 30:                             2001                            2000
                                                         -----------------               ---------------

      Equity in Earnings of Subsidiaries                 $       5,268                          6,624
      Net Loss before Payment of Preferred
           Stock Dividends                                      (1,097)                          (678)


6.   FINANCIAL INSTRUMENTS:

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in "accumulated other comprehensive income" and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company purchases certain inventory on terms of net 45 days in French francs which creates exposure to potentially adverse movement in foreign currency rates. The Company uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In addition, the supplier provides a contractual hedge against a substantial, downward currency movement in its agreement with the Company. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effect of changes in foreign exchange rates.

The Company has designated its forward currency contracts as cash flow hedges of its anticipated purchases in French francs. Gains and losses on contracts that are recorded in "other comprehensive income" will be reclassified into net income as cost of goods sold in the periods in which the related inventory is sold.

The Company recorded a cumulative-effect deferred net gain adjustment of $28,000 (net of tax expense of $17,000) in accumulated other comprehensive income to recognize the fair value of these contracts upon adoption of SFAS 133 on January 1, 2001. The Company reclassified this net gain from "other comprehensive income" into net income as cost of goods sold in the first quarter. The Company expects to reclassify the June 30, 2001 net loss of $46,000 (net of tax benefit of $28,000) recorded in "accumulated other comprehensive income" in a similar manner during 2001.

7. RECONCILIATION OF LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                               THREE MONTHS ENDED JUNE 30, 2001
                                                                               --------------------------------
                                                                Income                   Shares                  Per Share
                                                              (Numerator)            (Denominator)                 Amount
                                                              -----------            -------------                --------
Net Loss                                                    $      (1,581)
Less: Preferred Stock Dividends                                    (1,660)
                                                            --------------

Basic and Diluted:
      Net Loss Available to Common Stockholders             $       (3,241)                 528,241              $     (6.14)
                                                            ==============           ==============              ===========


                                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                                             --------------------------------
                                                                Income                   Shares                  Per Share
                                                              (Numerator)            (Denominator)                 Amount
                                                              -----------            -------------                --------

Net Loss before cumulative effect of change
      in accounting principle                               $         (990)
Less: Preferred Stock Dividends                                     (1,463)
                                                            --------------

Basic and Diluted:
      Net Loss Available to Common Stockholders             $        (2,453)                528,241              $     (4.64)
                                                            ==============           ==============              ===========


                                                                               SIX MONTHS ENDED JUNE 30, 2001
                                                                               ------------------------------
                                                                Income                   Shares                  Per Share
                                                              (Numerator)            (Denominator)                 Amount
                                                              -----------            -------------                --------

Net Loss                                                    $       (1,130)
Less: Preferred Stock Dividends                                     (3,256)
                                                            --------------

Basic and Diluted:
      Net Loss Available to Common Stockholders             $       (4,386)                 528,241              $     (8.30)
                                                            ==============           ==============              ===========



                                                                              SIX MONTHS ENDED JUNE 30, 2000
                                                                              ------------------------------
                                                                Income                   Shares                  Per Share
                                                              (Numerator)            (Denominator)                 Amount
                                                              -----------            -------------                --------

Net Loss before cumulative effect of change
      in accounting principle                               $         (643)
Cumulative effect of change in accounting principle                   (251)
Less: Preferred Stock Dividends                                     (2,899)
                                                            --------------

Basic and Diluted:
      Net Loss Available to Common Stockholders              $      (3,793)                 528,241              $     (7.18)
                                                            ==============           ==============              ===========


The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants of 63.5 and stock options of 25.2 and 23.5 were excluded from the computation for the three months and six months ended June 30, 2001, and June 30, 2000, respectively, as their effect is antidilutive.

8.    TERMINATED TRANSACTION

On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North America Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. Therefore, the smokeless tobacco segment was reported in the Company's financial statements for the three months and six months ended June 30, 2000 as a discontinued operation. The transaction was challenged by the Federal Trade Commission ("FTC") as anti-competitive under the antitrust laws. The FTC moved for a preliminary injunction with United States District Court for the District of Columbia. After a one-week trial in September 2000, the Court granted a preliminary injunction on December 14, 2000, barring the closing of the transaction pending full administrative review. On December 22, 2000, the Company and Swedish Match mutually agreed to terminate the Asset Purchase Agreement. The smokeless tobacco segment has been reclassified as continuing operations and the Company's financial statements for the three months and six months ended June 30, 2000 have been restated accordingly.

9.    CONTINGENCIES

California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. ("NAOC"), its subsidiary, in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and, on April 3, 2001, executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag(R) brand products, and requiring the defendants to effect a recall of counterfeit products from the market.

On May 18, 2001 the Company, through NAOC and Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit Zig-Zag(R) brand products in the Bollore S.A. v. Import Warehouse litigation, previously described in the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2000. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing the counterfeit Zig-Zag(R) cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court. Bollore is now preparing proposed findings of fact and conclusions of law at the request of the Court.

On May 22, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. in an action entitled Bollore, S.A. v. Buy-Rite Wholesale (Case No. CV 01-4570 FMC (MAN)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that seven distributors and retailers in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on May 22, 2001. The plaintiffs also obtained a seizure order and, on May 31, 2001, executed it on six of the defendants. Of the six, four were found to be in possession of counterfeit products, and a fifth was in possession of infringing foreign products. Nonetheless, on June 7, 2001, the Court declined to issue a preliminary injunction against the continuing sale of counterfeit or infringing goods. Plaintiffs applied to the court for reconsideration as to all defendants. On August 3, 2001 the court again declined to issue a preliminary injunction, without prejudice to filing a more detailed motion.

Discovery is continuing in all of the above cases and the Company intends to vigorously pursue the defendants for damages. Management believes that the successful prosecution of this litigation, whether by settlement or otherwise, would have a favorable impact on its premium cigarette paper business. Management also believes that its results have been adversely affected by this counterfeiting activity.

Other Litigation.

Except as described below, there has not been any significant development with respect to pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Kentucky and Illinois Cases. Expert discovery has concluded and the parties are now briefing cross motions for summary judgment. The briefing is expected to be completed by late September 2001.

West Virginia Complaints. The trial of these matters has been rescheduled for March 18, 2002.

Minnesota Complaint. On July 5, 2001, the Court dismissed one of plaintiff's statutory fraud counts, but held that the remaining fraud courts were adequately plead. Discovery is continuing as to the remaining claims.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales. Net sales for the three months ended June 30, 2001 were $17.2 million, a decrease of 6.9%, or $1.3 million, from the prior year's period. Net sales of the smokeless tobacco segment decreased $1.3 million, or 11.3% from the prior year. This segment's decline was the result of several factors, including increased competitive promotional activity, a continuing overall volume decline in the loose leaf category of the smokeless tobacco segment and to the impact of the Company's reduced sales force. The reorganization and reduction of the sales force was part of the Company's effort to reposition the smokeless tobacco business following termination of the proposed asset sale of smokeless tobacco assets to Swedish Match North America Inc., in December 2000. The overall effect of all these factors more than offset the positive impact of a December 2000 price increase. Net sales of the Make-Your-Own ("MYO") segment were flat in comparison to the prior year as the negative sales impact of the counterfeit activity in the premium cigarette papers component of this segment, (as described in the Legal Proceedings section of Part II - Other Information below), offset the sales growth of the other MYO products.

Gross Profit. Gross profit for the three months ended June 30, 2001 was $10.2 million, a decrease of $0.8 million, or 7.0%, from the prior year's period. Gross profit of the smokeless tobacco segment decreased $1.3 million, or 18.0% and its gross profit percentage decrease to 55.8% of net sales from 60.3% in the prior year. This reduction was primarily due to a non-cash LIFO inventory adjustment of $0.7 million in 2001 which adversely affected the gross profit of the segment. Disregarding the non-cash LIFO adjustment, the smokeless tobacco segment's gross profit percentage would have been 62.1% of net sales. Gross profit and gross profit percentage of the MYO segment increased to $4.4 million or 64.4% of net sales from $3.9 million or 57.5% of net sales in the prior year's period. This improvement was the result of lower costs associated with a change in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 were $7.4 million, an increase of 6.4% from last year's $6.9 million. This was due to increased costs associated with investigative and legal expenses relating to the counterfeiting activities, to an increase in competitively driven customer incentives in both the smokeless tobacco and MYO segments to enhance distribution and to increased freight costs resulting from higher fuel costs and greater unit volume of the expanding other MYO products.

Amortization of Goodwill. Amortization of goodwill was $1.4 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $5.0 million for the three months ended June 30, 2001, from $5.6 million for the prior year's period. This decrease was the result of a lower average term loan balance and to a reduced net interest margin due to the December 2000 refinancing.

Income Tax Benefit. Income tax benefit was $1.9 million for both periods due to a decrease in the estimated effective income tax rate from 60% in 2000 to 55% in 2001. The decrease in the effective tax rate was a result of an increase in the projected taxable income due, in part, to the effect of the terminated transaction discussed in the Notes of the Condensed Consolidated Financial Statements.

Net Loss. Due to the factors described above, the net loss for the three months ended June 30, 2001, was $1.6 million compared to $1.0 million for the prior year's period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales. Net sales for the six months ended June 30, 2001 were $40.5 million, a decrease of 1.0%, or $0.4 million, from the prior year's period. Net sales of the smokeless tobacco segment decreased $0.1 million, or 0.7% from the prior year as the reduction in volume was largely offset by a December 2000 price increase. The decline in volume was due, in part, to the Company's reorganization and reduction of its sales force following termination of the proposed sale of smokeless tobacco assets to Swedish Match North America Inc, in December 2000. Net sales of the Make-Your-Own ("MYO") segment decreased $0.3 million, or 1.4% from the prior year as the negative sales impact of counterfeit activity in premium cigarette papers more than offset the sales growth of the other MYO products.

Gross Profit. Gross profit for the six months ended June 30, 2001, was $24.9 million, a decrease of $1.4 million, or 5.2%, from the prior year's period. Gross profit of the smokeless tobacco segment decreased $1.4 million and its gross profit percentage decreased to 55.0% of net sales from 61.3% in the prior year. A non-cash LIFO inventory adjustment of $1.5 million in 2001 adversely affected the gross profit of this segment. Disregarding the non-cash LIFO adjustment, the smokeless tobacco segment's gross profit percentage would have been 62.5% of net sales. In comparison to the prior period, gross profit of the MYO segment was flat; however, its gross profit percentage increased 1% to 68.0% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 were $14.6 million, an increase of $0.5 million or 3.9% from the prior year. This was due to increased costs associated with investigative and legal expenses relating to the counterfeiting activities, to an increase in competitively driven customer incentives in both the smokeless tobacco and MYO segments to enhance distribution and to increased freight costs resulting from higher fuel costs and greater unit volume of the expanding other MYO products.

Amortization of Goodwill. Amortization of goodwill was $2.7 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs were $10.0 million, a decline of $1.3 million for the six months ended June 30, 2001. This decrease was the result of a lower average term loan balance and to a reduced net interest margin due to the December 2000 refinancing.

Income Tax Benefit. Income tax benefit was $1.4 million for the six months ended June 30, 2001 compared to $1.2 million for the prior year's period due to a decrease in the estimated effective income tax rate from 60% in 2000 to 55% in 2001. The decrease in the effective tax rate was a result of an increase in the projected taxable income due, in part, to the effect of the terminated transaction discussed in the Notes of the Condensed Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principle. The Company recorded a cumulative effect of change in accounting principle of $0.3 million (net of income tax benefit of $0.1 million) for the six months ended June 30, 2000, as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

Net Loss. Due to the factors described above, net loss for the six months ended June 30, 2001, was $1.1 million compared to $0.9 million for the prior year's period.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2001, working capital was $23.2 million compared to $28.9 million at December 31, 2000. This decrease was primarily the result of a revolving credit facility borrowing of $5.5 million in June 2001 to fund short term operating requirements. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $3.5 million under its committed $10.0 million revolving credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16 "Business Combinations", and Statement of Financial Accounting Standards No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. SFAS No. 141 effective for all business combinations initiated after June 30, 2001.

Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company currently expects to adopt SFAS No. 142 in the Company's first quarter 2002 reporting, as required. Management is currently evaluating the impact of SFAS No. 142 on the Company's future financial reporting.

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

Item 3.  Not Applicable

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. ("NAOC"), its subsidiary, in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and, on April 3, 2001, executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag(R) brand products, and requiring the defendants to effect a recall of counterfeit products from the market.

On May 18, 2001 the Company, through NAOC and Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit Zig-Zag(R) brand products in the Bollore S.A. v. Import Warehouse litigation, previously described in the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2000. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing the counterfeit Zig-Zag(R) cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court. Bollore is now preparing proposed findings of fact and conclusions of law at the request of the Court.

On May 22, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. in an action entitled Bollore, S.A. v. Buy-Rite Wholesale (Case No. CV 01-4570 FMC (MAN)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that seven distributors and retailers in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on May 22, 2001. The plaintiffs also obtained a seizure order and, on May 31, 2001, executed it on six of the defendants. Of the six, four were found to be in possession of counterfeit products, and a fifth was in possession of infringing foreign products. Nonetheless, on June 7, 2001, the Court declined to issue a preliminary injunction against the continuing sale of counterfeit or infringing goods. Plaintiffs applied to the court for reconsideration as to all defendants. On August 3, 2001 the court again declined to issue a preliminary injunction, without prejudice to filing a more detailed motion.

Discovery is continuing in all of the above cases and the Company intends to vigorously pursue the defendants for damages. Management believes that the successful prosecution of this litigation, whether by settlement or otherwise, would have a favorable impact on its premium cigarette paper business. Management also believes that its results have been adversely affected by this counterfeiting activity.

Other Litigation.

Except as described below, there has not been any significant development with respect to pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Kentucky and Illinois Cases. Expert discovery has concluded and the parties are now briefing cross motions for summary judgment. The briefing is expected to be completed by late September 2001.

West Virginia Complaints. The trial of these matters has been rescheduled for March 18, 2002.

Minnesota Complaint. On July 5, 2001, the Court dismissed one of plaintiff's statutory fraud counts, but held that the remaining fraud courts were adequately plead. Discovery is continuing as to the remaining claims.



Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

             None.

         b. Reports on Form 8-K

             None.

                                   SIGNATURES


                The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NORTH ATLANTIC TRADING COMPANY, INC.

Date: August 10, 2001                 /s/ Thomas F. Helms. Jr.
                                      -----------------------------------------
                                      Thomas F. Helms, Jr.
                                      President & Chief Executive Officer



Date: August 10, 2001                 /s/ David I. Brunson
                                      -----------------------------------------
                                      David I. Brunson
                                      Chief Financial Office