Form 10-Q
period 2001-09-30
NORTH ATLANTIC TRADING CO INC
filed 2001-11-14
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001
                                    or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of September 30, 2001.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

              North Atlantic Trading Company, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                         (in thousands except par value)

                                                                    September 30,             December 31,
                                                                        2001                      2000
                                                                        ----                      ----
                                                                     (Unaudited)
Current Assets:
     Cash                                                            $     1,368               $     1,453
     Accounts Receivable                                                   5,227                     4,182
     Inventory                                                            44,931                    49,172
     Income Taxes Receivable                                                 233                       233
     Other Current Assets                                                  2,221                     2,070
                                                                     -----------               -----------

         Total Current Assets                                             53,980                    57,110

Property, Plant and Equipment (Net)                                        5,099                     5,267

Deferred Income Taxes                                                     30,698                    29,294

Deferred Financing Costs                                                   4,374                     5,360

Goodwill (Net)                                                           124,930                   129,047

Other Assets                                                               2,191                     1,679
                                                                     -----------               -----------

         Total Assets                                                $   221,272               $   227,757
                                                                     ===========               ===========

Current Liabilities:
     Accounts Payable                                                $       701               $     2,455
     Accrued Liabilities                                                   8,088                     3,123
     Deferred Income Taxes                                                10,149                    10,149
     Current Portion of Long-Term Debt                                    12,500                    12,500
                                                                     -----------               -----------

         Total Current Liabilities                                        31,438                    28,227

Long-Term Debt                                                           158,125                   167,500
Other Long-Term Liabilities                                                9,517                     9,517
                                                                     -----------               -----------

         Total Liabilities                                               199,080                   205,244
                                                                     -----------               -----------

Preferred Stock, net of discount of $961 and $1,089,
     respectively (Mandatory Redemption Value of $56,342)                 55,663                    50,698
                                                                     -----------               -----------

Stockholders' Deficit:
     Common Stock, voting, $.01 par value; authorized shares,
     750,000; issued and outstanding shares, 528,241                           5                         5
     Common Stock, nonvoting, $.01 par value; authorized shares,
     750,000; issued and outstanding shares, -0-                               -                         -
     Additional Paid-In Capital                                            9,111                     9,111
     Loans to Stockholders for Stock Purchase                               (184)                     (184)
     Accumulated Other Comprehensive Income                                   11                         -
     Accumulated Deficit                                                 (42,414)                  (37,117)
                                                                     -----------               -----------

         Total Stockholders' Deficit                                     (33,471)                  (28,185)
                                                                     -----------               -----------

         Total Liabilities and Stockholders' Deficit                 $    221,272             $    227,757
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

                                                                    Three Months              Three Months
                                                                        Ended                     Ended
                                                                 September 30, 2001        September 30, 2000
                                                                 ------------------        ------------------
Net Sales                                                            $    24,529               $    27,434

Cost of Sales                                                              8,844                     8,825
                                                                     -----------               -----------

         Gross Profit                                                     15,685                    18,609

Selling, General and Administrative Expenses                               8,657                     8,190
Amortization of Goodwill                                                   1,372                     1,373
                                                                     -----------               -----------

     Operating Income                                                      5,656                     9,046

Interest Expense and Financing Costs, Net                                  4,903                     5,572
Other Income                                                                  14                         2
                                                                     -----------               -----------

     Income before Income Tax Expense (Benefit)                              767                     3,472

Income Tax Expense (Benefit)                                                 (31)                    2,083
                                                                     -----------               -----------


     Net Income                                                              798                     1,389

Preferred Stock Dividends                                                 (1,709)                   (1,539)
                                                                     -----------               -----------

         Net Loss Applicable to Common Shares                       $       (911)              $      (150)
                                                                    ============               ===========

Basic and Diluted Loss per Common Share:
     Net Income                                                      $      1.51               $      2.63

     Preferred stock dividends                                             (3.24)                    (2.91)
                                                                     -----------               -----------

                                                                     $     (1.73)              $     (0.28)
                                                                    ============               ===========


Weighted average Common Shares Outstanding:
     Basic and Diluted                                                     528.2                     528.2




            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

Net Income                                                           $       798               $     1,389

Other comprehensive income, net of tax:
     Gain on foreign currency hedges                                          57                         -
                                                                     -----------               -----------


Comprehensive Income                                                $        855               $     1,389
                                                                    ============               ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                     Nine Months               Nine Months
                                                                        Ended                     Ended
                                                                 September 30, 2001        September 30, 2000
                                                                 ------------------        ------------------
Net Sales                                                            $    65,014               $    68,333

Cost of Sales                                                             24,404                    23,438
                                                                     -----------               -----------

         Gross Profit                                                     40,610                    44,895

Selling, General and Administrative Expenses                              23,300                    22,287
Amortization of Goodwill                                                   4,117                     4,118
                                                                     -----------               -----------

     Operating Income                                                     13,193                    18,490

Interest Expense and Financing Costs, Net                                 14,950                    16,844
Other Income (Expense)                                                        14                        (3)
                                                                     -----------               -----------

     Income (Loss) before Income Tax Expense (Benefit)                    (1,743)                    1,643

Income Tax Expense (Benefit)                                              (1,411)                      897
                                                                     -----------               -----------

Income (Loss) before cumulative effect of change in accounting principle    (332)                      746

Cumulative effect of change in accounting principle,
     Net of tax benefit of $153                                                -                      (251)
                                                                     -----------               -----------

     Net Income (Loss)                                                      (332)                      495

Preferred Stock Dividends                                                 (4,965)                   (4,438)
                                                                     -----------               -----------

         Net Loss Applicable to Common Shares                        $    (5,297)              $    (3,943)
                                                                     ===========               ===========

Basic and Diluted Loss per Common Share:
     Net Income (Loss) before cumulative effect of change in
         accounting principle                                        $     (0.63)              $      1.41

     Cumulative effect of change in accounting principle, net
         of tax benefit                                                        -                      (.47)

     Preferred stock dividends                                             (9.40)                    (8.40)
                                                                     ------------              ------------

                                                                     $    (10.03)              $      (7.46)
                                                                     ============              ============


Weighted average Common Shares Outstanding:
     Basic and Diluted                                                     528.2                     528.2



            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

Net Income (Loss)                                                    $      (332)              $        495

Other comprehensive loss, net of tax:
     Gain on foreign currency hedges                                          11                          -
                                                                     ------------              ------------


Comprehensive Income (Loss)                                          $       (321)             $        495
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

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                     Nine Months               Nine Months
                                                                        Ended                     Ended
                                                                 September 30, 2001        September 30, 2000
                                                                 ------------------        ------------------
Cash Flows from Operating Activities:
     Net Income (Loss)                                               $      (332)              $       495
     Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
         Depreciation                                                        525                     1,350
         Amortization of Intangible Assets                                 4,117                     4,118
         Amortization of Deferred Financing Costs                          1,039                     1,706
         Deferred Income Taxes                                            (1,404)                      744
         Compensation Expense                                                 75                        75
         Changes in Operating Assets and Liabilities:
              Accounts Receivable                                         (1,045)                      773
              Inventory                                                    4,241                     1,211
              Other Current Assets                                          (151)                     (801)
              Other Assets                                                  (512)                     (257)
              Accounts Payable                                            (1,754)                      305
              Accrued Expenses and Other                                   4,848                     4,940
                                                                     -----------               -----------

              Net Cash Provided by Operating Activities                    9,647                    14,659
                                                                     -----------               -----------

Cash Flows from Investing Activities:
     Capital Expenditures                                                   (357)                     (308)
                                                                     -----------               -----------

                  Net Cash Used in Investing Activities                     (357)                     (308)
                                                                     -----------               -----------

Cash Flows from Financing Activities:
     Payments on Term Loans                                               (9,375)                  (12,752)
     Repayment of Loans to Stockholders for Stock Purchases                    -                         3
                                                                     -----------               -----------

                  Net Cash Used In Financing Activities                   (9,375)                  (12,749)
                                                                     -----------               ------------

                  Net Increase (Decrease) in Cash                            (85)                    1,602

Cash, Beginning of Period                                                  1,453                     2,885
                                                                     -----------               -----------

Cash, End of Period                                                  $     1,368               $     4,487
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

The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, resulting in a cumulative effect adjustment of $251,000 (net of tax benefit of $153,000) as of the date of adoption and a decrease in the three months ended September 30, 2000 previously reported net income of $91,000 (net of tax benefit of $137,000) and a decrease in the nine months ended September 30, 2000 previously reported net income of $261,000 (net of tax benefit of $391,000).

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $754,000 and $726,000 for the three months ended September 30, 2001 and September 30, 2000 and $1,939,000 and $1,784,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

3.       Inventories

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

The reduction of LIFO inventory quantities decreased net income of the Company by approximately $0.4 million (net of tax benefit of $1.6 million) for the nine months ended September 30, 2001.

The components of inventories are as follows (in thousands):

                                                    9/30/01           12/31/00
                                                -----------        -----------
         Raw Materials and Work In Process      $     2,178        $     2,354
         Leaf Tobacco                                11,747             14,378
         Finished Goods - Loose Leaf Tobacco          2,274              3,397
         Finished Goods - MYO Products                5,909              4,288
         Other                                          510                441
                                                -----------        -----------

                                                     22,618             24,858
         LIFO reserve                                22,313             24,314
                                                -----------        -----------
                                                $    44,931        $    49,172
                                                ===========        ===========

4.       Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2001 and September 30, 2000 was computed based on the estimated annual effective income tax rates of 81% and 60%, respectively. The primary differences between the effective income tax rate and the statutory income tax rate are certain goodwill amortizations, which are not deductible for income tax purposes. The income tax benefit for the three months ended September 30, 2001 includes an adjustment of $0.6 million for the six months ended June 30, 2001 as a result of the change in the estimated annual effective income tax rate from 55% to 81%.

5.       Notes Payable and Long-Term Debt

In view of the continuing aggregate effects of counterfeiting activity (described below in Note 9) on the Company's results of operations, in September 2001, the Company sought and was granted an amendment to its credit agreement eliminating the requirement to calculate its financial covenant for fixed charge coverage, as defined, for the quarter ended September 30, 2001. All other terms and conditions of the credit agreement remain unchanged. Given the adverse impact of counterfeiting on the performance of the Company in 2001, Management believes that if its present actions do not successfully counterbalance the counterfeiting activity, while the Company awaits legal relief, then NAOC's November promotion and, thus, the Company's fourth quarter performance will be negatively affected.

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


Following is unaudited parent-only summarized financial information of the
Company:


                                                          9/30/01     12/31/00
                                                        ---------    ---------
         Current Assets                                $        -  $         -
         Noncurrent Assets                                204,718      210,207
         Current Liabilities                               24,833       20,468
         Noncurrent Liabilities                           158,125      167,500
         Redeemable Preferred Stock                        55,663       50,698

     For the Three Months Ended September 30:                2001         2000
                                                        ---------    ---------

         Equity in Earnings of Subsidiaries             $     866        4,915
         Net Income before Payment of Preferred
              Stock Dividends                                 809        1,499

     For the Nine Months Ended September 30:                 2001         2000
                                                        ---------    ---------

         Equity in Earnings of Subsidiaries             $   6,134       11,539
         Net Income (Loss) before Payment of Preferred
              Stock Dividends                                (287)         821

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

The Company recorded a cumulative-effect deferred net gain adjustment of $28,000 (net of tax expense of $17,000) in accumulated other comprehensive income to recognize the fair value of these contracts upon adoption of SFAS 133 on January 1, 2001. The Company reclassified this net gain from "other comprehensive income" into net income as cost of goods sold in the first quarter. The Company expects to reclassify the September 30, 2001 net income of $11,000 (net of tax of $7,000) recorded in "accumulated other comprehensive income" in a similar manner during 2001.

7. Reconciliation of Loss From Continuing Operations per Common Share (dollars in thousands, except per share amounts):

                                                               Three Months Ended September 30, 2001
                                                               -------------------------------------
                                                          Income             Shares               Per Share
                                                       (Numerator)       (Denominator)              Amount
                                                       -----------       -------------              ------
Net Income                                             $       798
Less: Preferred Stock Dividends                             (1,709)
                                                       -----------
Basic and Diluted:
     Net Loss Available to Common Stockholders         $      (911)            528,241         $     (1.73)
                                                       ===========             =======         ===========

                                                               Three Months Ended September 30, 2000
                                                               -------------------------------------
                                                          Income             Shares               Per Share
                                                       (Numerator)       (Denominator)              Amount
                                                       -----------       -------------              ------
Net Income before cumulative effect of change
     in accounting principle                           $    1,389
Less: Preferred Stock Dividends                            (1,539)
                                                       -----------

Basic and Diluted:
     Net Loss Available to Common Stockholders         $     (150)             528,241         $     (0.28)
                                                       ==========              =======         ===========

                                                               Nine Months Ended September 30, 2001
                                                               ------------------------------------
                                                          Income             Shares               Per Share
                                                       (Numerator)       (Denominator)              Amount
                                                       -----------       -------------              ------
Net Loss                                               $      (332)
Less: Preferred Stock Dividends                             (4,965)
                                                       -----------

Basic and Diluted:
     Net Loss Available to Common Stockholders         $    (5,297)            528,241          $   (10.03)
                                                       ===========             =======          ==========

                                                               Nine Months Ended September 30, 2000
                                                               ------------------------------------
                                                          Income             Shares               Per Share
                                                       (Numerator)       (Denominator)              Amount
                                                       -----------       -------------              ------
Net Income before cumulative effect of change
     in accounting principle                           $      746
Cumulative effect of change in accounting principle          (251)
Less: Preferred Stock Dividends                            (4,438)
                                                       -----------

Basic and Diluted:
     Net Loss Available to Common Stockholders         $   (3,943)             528,241          $    (7.46)
                                                       ==========              =======          ==========

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants of 63.5 and stock options of 25.2 and 23.5 were excluded from the computation for the three months and nine months ended September 30, 2001, and September 30, 2000, respectively, as their effect is antidilutive.

8.       Terminated Transaction

On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North America Inc. Under the terms of this agreement, the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology, and inventory. Therefore, the smokeless tobacco segment was reported in the Company's financial statements for the three months and nine months ended September 30, 2000 as a discontinued operation. The transaction was challenged by the Federal Trade Commission ("FTC") as anti-competitive under the antitrust laws. The FTC moved for a preliminary injunction with United States District Court for the District of Columbia. After a one-week trial in September 2000, the Court granted a preliminary injunction on December 14, 2000, barring the closing of the transaction pending full administrative review. On December 22, 2000, the Company and Swedish Match mutually agreed to terminate the Asset Purchase Agreement. The smokeless tobacco segment has been reclassified as continuing operations and the Company's financial statements for the three months and nine months ended September 30, 2000 have been restated accordingly.

9.       Contingencies

California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. ("NAOC"), its subsidiary, in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and, on April 3, 2001, executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag(R) brand products, and requiring the defendants to effect a recall of counterfeit products from the market. Trial is currently scheduled for June 18, 2002.

On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit Zig-Zag(R) brand products in the Bollore S.A. v. Import Warehouse litigation, previously described in the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2000. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing the counterfeit Zig-Zag(R) cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court. On October 12, 2001, Bollore filed proposed findings of fact and conclusions of law at the request of the Court. A full trial on the merits is scheduled for March 1, 2002.

On May 22, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. in an action entitled Bollore, S.A. v. Buy-Rite Wholesale (Case No. CV 01-4570 FMC (MAN)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that seven distributors and retailers in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on May 22, 2001. The plaintiffs also obtained a seizure order and, on May 31, 2001, executed it on six of the defendants. Of the six, four were found to be in possession of counterfeit products, and a fifth was in possession of infringing foreign products. Nonetheless, on June 7, 2001, the Court declined to issue a preliminary injunction against the continuing sale of counterfeit or infringing goods. Plaintiffs applied to the court for reconsideration as to all defendants. On August 3, 2001 the court again declined to issue a preliminary injunction, without prejudice to filing a more detailed motion. Trial of this matter is currently scheduled for July 23, 2002.

Discovery is continuing in all of the above cases and the Company intends to vigorously pursue the defendants for damages. Management believes that the successful prosecution of this litigation, whether by settlement or otherwise, would have a favorable impact on its premium cigarette paper business, which has been adversely affected by this counterfeiting activity.

Other Litigation.

Except as described below, there has not been any significant development with respect to pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Kentucky and Illinois Cases. Expert discovery has concluded and the parties are now briefing cross motions for summary judgment. The briefing is expected to be completed by December 2001.

West Virginia Complaints. The trial of these matters has been rescheduled for March 18, 2002. The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) have moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion is currently being briefed. If granted, the Company believes that the trial date would be postponed.

Minnesota Complaint. On July 5, 2001, the Court dismissed one of plaintiff's statutory fraud counts, but held that the remaining three fraud counts were adequately plead. Discovery is continuing as to the remaining claims. Trial is currently scheduled for December 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2000

Net Sales. Net sales for the three months ended September 30, 2001 were $24.5 million, a decrease of 10.6%, or $2.9 million, from the prior year's period. Net sales of the smokeless tobacco segment decreased $0.6 million, or 5.9% from the prior year. This segment's decline was the result of several factors, including increased promotional activity by the Company's competitors, a continuing overall volume decline in the loose leaf category of the smokeless tobacco segment and the impact of the Company's reduced sales force. A reorganization and reduction of the sales force was part of the Company's effort to reposition the smokeless tobacco business following termination of the proposed asset sale of smokeless tobacco assets to Swedish Match North America Inc. in December 2000. The overall effect of all these factors more than offset the positive impact of a December 2000 price increase in the loose leaf category. Net sales of the Make-Your-Own ("MYO") segment decreased $2.3 million, or 13.4% from the prior year, which the Company believes is attributable to the negative sales impact of the counterfeiting activity relating to Zig-Zag(R) premium cigarette papers in NAOC's July promotion. This decline exceeded the sales growth of the other MYO products.

Gross Profit. Gross profit for the three months ended September 30, 2001 was $15.7 million, a decrease of $2.9 million, or 15.6%, from the prior year's period. Gross profit of the smokeless tobacco segment decreased $0.6 million, or 10.0% and the segment's gross profit percentage decreased to 56.4% of net sales from 59.0% in the prior year. This reduction was primarily due to a non-cash

LIFO inventory adjustment of $0.5 million in 2001 which adversely affected the gross profit of this segment. Disregarding the non-cash LIFO adjustment, the smokeless tobacco segment's gross profit percentage would have been 63.2% of net sales in comparison to 59.0% in the prior year. Gross profit and gross profit percentage of the MYO segment decreased $2.4 million to $10.2 million or 68.8% of net sales from $12.6 million or 73.0% of net sales in the prior year's period. The Company believes this decrease was the result of reduced sales due to the counterfeiting activity and to higher costs associated with a change in overall product mix from the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 were $8.7 million, an increase of 6.1% from last year's $8.2 million. This was due to increased costs associated with investigative and legal expenses relating to the prosecution of claims with respect to the counterfeiting activities and to an increase in competitively driven customer incentives in both the smokeless tobacco and MYO segments to enhance distribution.

Amortization of Goodwill. Amortization of goodwill was $1.4 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $4.9 million for the three months ended September 30, 2001, from $5.6 million for the prior year's period. This decrease was the result of a lower average term loan balance and to a reduced net interest margin due to the December 2000 refinancing.

Income Tax Expense (Benefit). Income tax benefit was $0.03 million for the three months ended September 30, 2001 compared to income tax expense of $2.1 million for the prior year due to a decrease in taxable income. In addition, the effective income tax rate was increased to 81% for the three months ended September 30, 2001 from 60% for the prior year due to a decrease in projected taxable income.

Net Income. Due to the factors described above, the net income for the three months ended September 30, 2001, was $0.8 million compared to $1.4 million for the prior year's period.

Comparison of Nine Months Ended September 30, 2001 and 2000

Net Sales. Net sales for the nine months ended September 30, 2001 were $65.0 million, a decrease of 4.8%, or $3.3 million, from the prior year's period. Net sales of the smokeless tobacco segment decreased $0.7 million, or 2.3% from the prior year as the reduction in volume was partially offset by a December 2000 price increase in the loose leaf category. The decline in volume was due, in part, to the Company's decision not to fully engage in increased competitive promotional activity and to the Company's reorganization and reduction of its sales force following termination of the proposed sale of smokeless tobacco assets to Swedish Match North America Inc, in December 2000. Net sales of the MYO segment decreased $2.6 million, or 6.9% from the prior year due to the negative sales impact of the counterfeiting activity relating to Zig-Zag(R) premium cigarette papers in NAOC's March and July promotions, which more than offset the sales growth of the other MYO products.

Gross Profit. Gross profit for the nine months ended September 30, 2001, was $40.6 million, a decrease of $4.3 million, or 9.6%, from the prior year's period. Gross profit of the smokeless tobacco segment decreased $2.0 million and its gross profit percentage decreased to 55.5% of net sales from 60.5% in the prior year. This reduction was the result of a non-cash LIFO inventory adjustment of $2.0 million in 2001. Disregarding this non-cash LIFO adjustment, the smokeless tobacco segment's gross profit percentage would have been 62.2% of net sales in comparison to 60.5% in the prior year. In comparison to the prior period, gross profit of the MYO segment decreased $2.3 million or 8.7% and its gross profit percentage decreased 1.6% to 68.3% of net sales. This decrease was the result of reduced sales due to the counterfeiting activity and to higher costs associated with a change in overall product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $23.3 million, an increase of $1.0 million or 4.5% from the prior year. This was due to increased costs associated with investigative and legal expenses relating to the prosecution of claims regarding the counterfeiting activities; to an increase in competitively driven customer incentives in both the smokeless tobacco and MYO segments to enhance distribution; and to increased freight costs resulting from higher fuel costs in early 2001 and greater unit volume associated with increased distribution and the expansion of other MYO products.

Amortization of Goodwill. Amortization of goodwill was $4.1 million for both periods.

Interest Expense and Financing Costs. Interest expense and financing costs were $14.9 million, a decline of $1.9 million for the nine months ended September 30, 2001. This decrease was the result of a lower average term loan balance and to a reduced net interest margin due to the December 2000 refinancing.

Income Tax Expense (Benefit). Income tax benefit was $1.4 million for the nine months ended September 30, 2001 compared to income tax expense of $0.9 million for the prior year's period due to a decrease in taxable income and an increase in the estimated effective income tax rate from 60% in 2000 to 81% in 2001.

Cumulative Effect of Change in Accounting Principle. The Company recorded a cumulative effect of change in accounting principle of $0.3 million (net of income tax benefit of $0.1 million) for the nine months ended September 30, 2000, as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

Net Income (Loss). Due to the factors described above, net loss for the nine months ended September 30, 2001, was $0.3 million compared to net income of $0.5 million for the prior year's period.

                           Liquidity and Capital Requirements

At September 30, 2001, working capital was $22.5 million compared to $28.9 million at December 31, 2000. This decrease was primarily the result of a decrease in inventory of $4.3 million due to a reduction in tobacco purchases at National Tobacco Company, L.P. and an increase in accrued interest of $4.2 million on the Company's senior notes due to the timing of their semi-annual payments. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. The Company currently has an undrawn availability of $9.0 million under its committed $10.0 million revolving credit facility.

In view of the continuing aggregate effects of counterfeiting activity (described below in Note 9) on the Company's results of operations, in September 2001, the Company sought and was granted an amendment to its credit agreement eliminating the requirement to calculate its financial covenant for fixed charge coverage, as defined, for the quarter ended September 30, 2001. All other terms and conditions of the credit agreement remain unchanged. Given the adverse impact of counterfeiting on the performance of the Company in 2001, Management believes that, if its present actions do not successfully counterbalance the counterfeiting activity while the Company awaits legal relief, then NAOC's November promotion and, consequently, the Company's fourth quarter performance will be negatively affected.

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

Given its current operation, the Company believes that its capital expenditure requirements for 2001 will be approximately $500,000. Currently, the Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements. The financing of any significant future products, business or property acquisitions may require additional debt or equity financing.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16 "Business Combinations", and Statement of Financial Accounting Standards No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". This Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company currently expects to adopt SFAS No. 142 in the Company's first quarter 2002 reporting as required. Management is currently evaluating the impact of SFAS No. 142 on the Company's future financial reporting.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). The Statement addresses financial accounting ad reporting for the impairment or disposal of long-lived assets. This Statement supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company currently expects to adopt FAS 144 in the Company's first quarter 2002. Management is currently evaluating the impact of FAS 144 on the Company's future financial reporting.

During 2001, the Emerging Issues Task Force issued: EITF No. 00-14, "Accounting for Certain Sales Incentives" addressing the recognition, measurement and statement of earnings classification of certain sales incentives; and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company currently expects to adopt EITF 00-14 and 00-25 in the Company's first quarter 2002. Management is currently evaluating the impact of EITF 00-14 and 00-25 on the Company's future financial reporting.

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

Item 3.   Not Applicable


                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. ("NAOC"), its subsidiary, in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and, on April 3, 2001, executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag(R) brand products, and requiring the defendants to effect a recall of counterfeit products from the market. Trial is currently scheduled for June 18, 2002.

On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit Zig-Zag(R) brand products in the Bollore S.A. v. Import Warehouse litigation, previously described in the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2000. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing the counterfeit Zig-Zag(R) cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court. On October 12, 2001, Bollore filed proposed findings of fact and conclusions of law at the request of the Court. A full trial on the merits is scheduled for March 1, 2002.

On May 22, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. in an action entitled Bollore, S.A. v. Buy-Rite Wholesale (Case No. CV 01-4570 FMC (MAN)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that seven distributors and retailers in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on May 22, 2001. The plaintiffs also obtained a seizure order and, on May 31, 2001, executed it on six of the defendants. Of the six, four were found to be in possession of counterfeit products, and a fifth was in possession of infringing foreign products. Nonetheless, on June 7, 2001, the Court declined to issue a preliminary injunction against the continuing sale of counterfeit or infringing goods. Plaintiffs applied to the court for reconsideration as to all defendants. On August 3, 2001 the court again declined to issue a preliminary injunction, without prejudice to filing a more detailed motion. Trial of this matter is currently scheduled for July 23, 2002.

Discovery is continuing in all of the above cases and the Company intends to vigorously pursue the defendants for damages. Management believes that the successful prosecution of this litigation, whether by settlement or otherwise, would have a favorable impact on its premium cigarette paper business, which has been adversely affected by this counterfeiting activity.

Other Litigation.

Except as described below, there has not been any significant development with respect to pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Kentucky and Illinois Cases. Expert discovery has concluded and the parties are now briefing cross motions for summary judgment. The briefing is expected to be completed by December 2001.

West Virginia Complaints. The trial of these matters has been rescheduled for March 18, 2002. The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) have moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion is currently being briefed. If granted, the Company believes that the trial date would be postponed.

Minnesota Complaint. On July 5, 2001, the Court dismissed one of plaintiff's statutory fraud counts, but held that the remaining fraud courts were adequately plead. Discovery is continuing as to the remaining claims. Trial is currently scheduled for December 2002.



Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         None.

         b.   Reports on Form 8-K

         None.

                                   SIGNATURES


         The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORTH ATLANTIC TRADING COMPANY, INC.

Date:    November 14, 2001              /s/ Thomas F. Helms. Jr.
                                     ------------------------------------------
                                     Thomas F. Helms, Jr.
                                     President & Chief Executive Officer


Date:    November 14, 2001              /s/ David I. Brunson
                                     ------------------------------------------
                                     David I. Brunson
                                     Chief Financial Office