Form 10-K405
period 2001-12-31
NORTH ATLANTIC TRADING CO INC
filed 2002-03-29
CIK 1042787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


COMMISSION FILE NUMBER 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          13-3961898
 ------------------------------                           ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2002, the only class of voting or non-voting common equity issued and outstanding is the Registrant's Voting Common Stock, par value $.01 per share, 100% of which is owned by 43 holders of record, 35 of whom are affiliates or employees of the Registrant. There is no trading market for the Voting Common Stock.

As of February 28, 2002, 528,241 shares of the Registrant's Voting Common Stock, par value $.01 per share, and no shares of the Registrant's Non-Voting Common Stock, par value $.01 per share, were outstanding.



NY2:\1139832\01\_F$001!.DOC\64980.0003

                      North Atlantic Trading Company, Inc.
                          2001 Form 10-K Annual Report


                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I                                                                                                        3
Item 1.   Business..........................................................................................3
          --------
Item 2.   Properties.......................................................................................13
          ----------
Item 3.   Legal Proceedings................................................................................14
          -----------------
Item 4.   Submission of Matters to a Vote of Security Holders..............................................20
          ---------------------------------------------------

PART II                                                                                                      20
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.............................20
          --------------------------------------------------------------------
Item 6.   Selected Financial Data..........................................................................21
          -----------------------

Consolidated Selected Financial Data                                                                         21
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............23
          -------------------------------------------------------------------------------------
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......................................30
          ----------------------------------------------------------
Item 8.   Financial Statements and Supplementary Data......................................................31
          -------------------------------------------
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............31
          ------------------------------------------------------------------------------------

PART III                                                                                                     31
Item 10.  Directors and Executive Officers of the Registrant...............................................31
          --------------------------------------------------
  Name                                                                                                       31
Item 11.  Executive Compensation...........................................................................33
          ----------------------

STOCK OPTIONS                                                                                                34

EMPLOYMENT AGREEMENTS                                                                                        34
Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................40
          --------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions...................................................43
          ----------------------------------------------

PART IV                                                                                                      44
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................44
          ----------------------------------------------------------------
INDEX TO FINANCIAL STATEMENTS..............................................................................44

INDEX TO EXHIBITS                                                                                            45

SIGNATURES                                                                                                   52


                                     PART I

Item 1.      Business

OVERVIEW

           North Atlantic Trading Company, Inc. (the "Company") is a holding company, which is organized under the laws of the State of Delaware. The Company has two significant wholly owned subsidiaries: National Tobacco Company, L.P. ("National Tobacco") and North Atlantic Operating Company, Inc. ("NAOC"). National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the brand names BEECH-NUT REGULAR, BEECH-NUT Wintergreen, TROPHY, HAVANA BLOSSOM and DURANGO. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG brand name pursuant to an exclusive long-term distribution agreement with Bollore, S.A. ("Bollore"). NAOC also contracts for the manufacture of and distributes Make-Your-Own ("MYO") smoking tobaccos and related products under the ZIG-ZAG brand name, pursuant to its trademarks.

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

           Upon consummation of the Acquisition, NATC and its operating subsidiary were merged into NAOC. NATC was originally formed by an investor group to acquire certain assets from UST, Inc. now USST, Inc. ("USST") in March 1993, including, among other rights, the exclusive rights to market and distribute ZIG-ZAG premium cigarette papers in the United States, Canada and certain other international markets. In 1938, UST obtained the North American distribution rights for the ZIG-ZAG brands, which had been originally introduced in France in 1869, from Bollore, a major French industrial concern.

           The Company's principal executive offices are located in New York, New York at 257 Park Avenue South, 7th Floor, New York, New York 10010, and its telephone number is (212) 253-8185.

BUSINESS STRATEGY

           The Company's current business strategy, whether through internal growth or through acquisitions, is (i) to continue to maximize the sales, marketing and distribution synergies of its National Tobacco and NAOC subsidiaries; (ii) to capitalize on the strong brand-name identities and attributes of its products with a focus on product linkages and extensions; and
(iii) to increase operating efficiencies of its subsidiaries.

INDUSTRY AND MARKETS

           The Company competes in two distinct markets: (1) the Smokeless Tobacco market and (2) the MYO cigarette market. The Company believes that both the Smokeless Tobacco market, which includes the loose leaf chewing tobacco segment, and the MYO cigarette market, which is comprised of the premium cigarette papers sector and the rapidly emerging MYO smoking tobaccos and related products sector, are each characterized by non-cyclical demand, relative brand loyalty, meaningful barriers to entry, minimal capital expenditure requirements, relatively high profit margins, generally stable wholesale prices and the ability to generate significant and consistent free cash flows.

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

           The smokeless tobacco industry is comprised of the five product categories listed below. The Company believes that many consumers of smokeless tobacco regularly use products in more than one of the following categories. In addition to the Company, other major manufacturers and marketers in the smokeless tobacco industry include US Smokeless Tobacco Co., Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. The Company currently offers only loose leaf chewing tobacco products; whereas, most other competitors offer more than a single smokeless category.

      o Moist snuff is cured, aged, flavored and finely ground tobacco packaged in round fiber or plastic cans.

      o Loose leaf chewing tobacco is typically made from air-cured leaf tobacco, using both domestic and imported tobaccos, aged, flavored and packed in foil pouches.

      o Plug chewing tobacco is made from air-cured leaf tobacco, heavily flavored and pressed into small bricks or blocks.

      o Twist chewing tobacco is made of dark, air-cured leaf tobacco, which is twisted into strands that are dried and packaged like a dry, pliable rope.

      o Dry snuff is a powdered tobacco product, which is sometimes flavored and is packaged in a variety of containers.

           According to information provided by the Smokeless Tobacco Council, manufacturers' sales for the smokeless tobacco industry were $1.10 billion in 1990 and $2.03 billion in 2000, representing a compounded annual growth rate of 5.7%. This increase is primarily related to the increase in manufacturers' sales of moist snuff which have grown from $706 million in 1990 to $1.66 billion in 2000, representing a compounded annual sales growth rate of 8.1% and an increase in volume from 42.5 million pounds in 1990 to 59.9 million pounds in 2000, representing a compounded annual volume growth rate of 3.2%. Manufacturers' sales of other smokeless tobacco products were $334 million in 1990 and $318 million in 2000, representing a compounded annual sales rate of decline of 0.4%. During the same period, the volume of such other smokeless tobacco products declined from 66.9 million pounds to 46.5 million pounds, a compounded annual volume rate of decline of 3.3%. Loose leaf chewing tobacco declined from 62 million pounds to 45 million pounds during this period, a compounded annual volume rate of decline of 2.9%.

           Loose leaf chewing tobacco products are typically sold through the following retail distribution channels: mass merchandisers, convenience stores, discount tobacco stores, food stores, chain and independent drug stores. Discount tobacco retailers are becoming an increasingly important distribution channel for all tobacco products, including loose leaf chewing tobacco, with their volume growing to approximately 20% of all tobacco sales in 2000. Certain retailers purchase loose leaf chewing tobacco direct from manufacturers, although most purchase through wholesale distributors.

MYO Cigarettes

           Although rapidly emerging, the MYO cigarette market remains a minor component of the overall United States cigarette industry. If viewed in total as a part of that industry, sales of MYO smoking tobacco and related products would represent an estimated market share of 1.3% in 2001. In 2001, the United States cigarette industry sold approximately 425 billion cigarettes, which were consumed by approximately 24% of the adult population.

           The MYO products are typically sold through the following retail distribution channels: convenience stores, mass merchandisers, discount tobacco stores, food stores and chain and independent drug stores. Certain retailers purchase MYO products direct from manufacturers, although most purchase through wholesale distributors.

PRODUCTS

           Currently, the Company manufactures and markets loose leaf chewing tobacco and imports and distributes premium cigarette papers and related products and contract manufactures and markets MYO smoking tobaccos and related products.

Loose Leaf Chewing Tobacco

           Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild. According to A.C. Nielsen, in 2001 full-flavored products accounted for approximately 45% of the loose leaf volume and mild flavored products comprised an estimated 55%. Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. The BEECH-NUT brands are available in two flavors: Regular and Wintergreen. BEECH-NUT REGULAR is a full-flavored product, which is ranked second in market share in the full-flavored loose leaf chewing tobacco category, and third overall. BEECH-NUT WINTERGREEN was introduced by Lorillard in 1979 and has the largest market share of any flavored loose leaf brand. National Tobacco introduced its TROPHY brand into the mild product category in 1992. In addition to the BEECH-NUT brands and TROPHY, National Tobacco currently produces a regional brand, HAVANA BLOSSOM, sold primarily in West Virginia, Pennsylvania and Ohio and a value brand, DURANGO, which was introduced in March 1998.

Premium Cigarette Papers and MYO Smoking Tobaccos and Related Products

           Although premium cigarette papers are sold in a variety of different widths and styles, the Company's primary styles are its standard width ZIG-ZAG White, ZIG-ZAG 1 1/4 width French Orange and ZIG-ZAG Kutcorners, which is designed for easier hand-rolling. Other paper products sold under the ZIG-ZAG name are 1 1/2 sized cigarette papers and a ZIG-ZAG waterproof paper that is sold in Canada. MYO smoking tobacco products include ZIG-ZAG Gold Standard and Classic American Blend tobaccos. MYO related products include ZIG-ZAG cigarette tubes and ZIG-ZAG cigarette rolling and injector machines.

SALES AND MARKETING

           Currently through its National Tobacco subsidiary, the Company has an 88 person nationwide sales organization. National Tobacco and NAOC operate under a Sales Representation Agreement, pursuant to which National Tobacco also markets NAOC's products.

           Historically, NAOC's sales efforts have been focused on wholesalers in the large chain convenience store, drug store and mass merchandising channels without calling on retail outlets; whereas, National Tobacco's sales efforts are focused on both wholesalers and retail merchants in these channels as well as the food store and discount tobacco store channels. Subsequent to the Acquisition, the Company has expanded the sales of its Smokeless Tobacco and MYO products into geographical markets and retail channels where they previously had been underdeveloped.

           National Tobacco's loose leaf chewing tobacco has historically been distributed through approximately 1,300 wholesale tobacco and food distributors. In 2001, BEECH-NUT REGULAR, TROPHY AND DURANGO represented 59.7%, 24.3% and 10.7%, respectively, of National Tobacco's total sales. At the retail level, National Tobacco's loose leaf chewing tobacco products are promoted through in-store volume and price-discount programs and the use of innovative, high visibility point-of-purchase floor and shelf displays, banners and posters. National Tobacco has not been reliant upon nor does it conduct any advertising in the consumer media.

           NAOC's premium cigarette papers have historically been distributed through approximately 1,100 wholesale distributors. Sales by NAOC of its ZIG-ZAG White and ZIG-ZAG French Orange premium cigarette papers are the most important products in terms of sales, and they accounted for 72.8% of NAOC's total sales in 2001. The majority of ZIG-ZAG premium cigarette papers promotional activity is at the distributor level and consists of distributor promotions, trade shows and trade advertising. The MYO smoking tobaccos and related products promotional activity is more focused at the retail level with spending on point of sale and space management and at the consumer level with price off promotions, primarily through the use of coupons.

           The Company's largest customer is The McLane Company, which accounted for approximately 10.1% of its smokeless tobacco and MYO revenues in 2001. The loss of this customer could have a material adverse effect on the results of operations or financial condition of the Company. The Company does not believe that the loss of any other customer would have a material effect on operations of the Company in the intermediate term.

TRADEMARKS AND TRADE SECRETS

           National Tobacco has numerous registered trademarks relating to its loose leaf chewing tobacco products, including the trademarks for its BEECH-NUT and TROPHY products. These trademarks, which are significant to National Tobacco's business, expire periodically and are renewable for additional 20-year terms upon expiration. Flavor formulae relating to National Tobacco's and NAOC's tobacco products, which are key assets of their businesses, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark for premium cigarette papers and related products are owned by Bollore and have been exclusively licensed to NAOC. The ZIG-ZAG trademark with respect to tobacco and related products is owned by NAOC and was obtained as part of the Acquisition.

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

           National Tobacco's loose leaf chewing tobacco is produced from air-cured leaf tobacco. National Tobacco utilizes tobaccos grown domestically in Pennsylvania and Wisconsin and imported from many countries, including but not limited to, Argentina, Brazil, Columbia, France, Germany, Indonesia, Italy, Mexico, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to an agreement with Lancaster Leaf Tobacco Company of Pennsylvania ("Lancaster"), Lancaster, under instructions from National Tobacco, (i) purchases and processes tobacco on an exclusive basis, (ii) stores tobacco inventory purchased on behalf of National Tobacco and (iii) generally maintains a 12- to 24-months supply of National Tobacco's various tobacco types at its facilities. National Tobacco generally maintains a one- to two-months operating supply of tobacco in its Louisville facility.

           Other than raw tobacco, the ingredients used in National Tobacco's finished loose leaf chewing tobacco products include food grade flavorings, all of which have been approved by the FDA and other federal agencies. National Tobacco is not dependent upon any one supplier for those raw materials or for the supply of its products' packaging.

           National Tobacco generally maintains a one- to two-months supply of finished products. This supply is primarily maintained at its manufacturing facilities in Louisville, Kentucky. Finished products are also maintained in five bonded public warehouses to facilitate distribution.

Premium Cigarette Paper and MYO Smoking Tobaccos and Related Products

           Pursuant to the Distribution Agreements with Bollore, NAOC must purchase its premium cigarette papers from Bollore, subject to Bollore fulfilling its obligations under these agreements. If Bollore is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, NAOC may seek third-party suppliers and continue the use of the ZIG-ZAG trademark. Additionally, to maintain a steady supply of product, Bollore is required to maintain in a public warehouse in the United States a two months supply of emergency inventory at Bollore's expense. See "Distribution Agreements" below.

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

           NAOC obtains its MYO smoking tobaccos primarily from international sources and is not dependent on any one type of tobacco for its blend. The MYO related products are purchased in finished form from several suppliers. Management believes adequate inventories are maintained and that its sources of supply are adequate for projected needs.

MANUFACTURING

           National Tobacco manufactures its loose leaf chewing tobacco products and NAOC contracts for the manufacture of its premium cigarette papers, cigarette tubes, rolling and injecting machines and MYO smoking tobaccos. In the case of its MYO smoking tobacco products, NAOC packages these products at its manufacturing facility in Louisville, Kentucky. The Company believes that its production capabilities, quality control procedures, research and development activities and overall facilities and equipment are adequate and are vital to maintaining the high-quality brand image and operating efficiency of its operations.

Production and Quality Control

           The Company's production process utilizes proprietary production processes and techniques, including strict quality control. During the course of each production day, the Company's quality control group periodically tests the quality of the tobacco, casings (flavorings in syrup form), application of casings and packaging. The Company utilizes sophisticated quality control and pilot plant production equipment to test and closely monitor the quality of its products. The quality of the Company's products is largely the result of using high grade tobacco leaf, food-grade flavorings and an ongoing analysis of tobacco cut, flavorings and moisture content.

           Given the importance of contract manufacturing to the Company, the Company's quality control group also seeks to ensure that established standards are strictly adhered to by the contract manufacturers, especially with regard to the MYO related products.

Research and Development

           The Company has a Research and Development Department that reformulates existing loose leaf and MYO tobaccos products in an effort to maintain a high level of product consistency and to facilitate the use of less costly raw materials without sacrificing product quality. The Company believes that for all of its tobacco products, including MYO, it has been and will continue to be able to develop cost effective blends of tobacco and flavorings that will maintain or reduce overall costs without compromising high product quality. The Research and Development Department is also responsible for new product development, such as the recently introduced Zig-Zag Little Cigars.

           The Company, primarily through National Tobacco, spent approximately $532,000, $464,000 and $487,000 on its research and development and quality control efforts for the years 1999, 2000 and 2001, respectively.

Facilities and Equipment

           The Louisville, Kentucky plant, which is owned by National Tobacco, was formerly used by Lorillard for the manufacture of cigarettes, little cigars and chewing tobacco. This approximately 600,000 square foot facility occupies a 26 acre urban site near downtown Louisville. The facility's structures occupy approximately one-half of the total acreage. The facilities are in good condition and have received regular maintenance and capital improvement. Approximately two-thirds of the plant is currently utilized, thus, there is substantial excess manufacturing and storage capacity. The existing structures provide ample space to accommodate an expansion of the Company.

COMPETITION

           National Tobacco is the third largest manufacturer and marketer of loose leaf chewing tobacco. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with National Tobacco, generate approximately 95% of this segment's sales, are Pinkerton Tobacco Co., Conwood Corporation and Swisher International Group Inc. Management believes that moist snuff products are used interchangeably with loose leaf products by many consumers and, as a result, USST, Inc., the largest manufacturer of moist snuff (and of all smokeless tobacco products when taken as a whole) is a significant competitor. As indicated above under "Industry and Markets," sales of moist snuff have grown over the past decade while sales of loose leaf have declined over that same period. In addition, the three previously named companies in the loose leaf segment also manufacture and market moist snuff.

           NAOC is the largest importer and distributor in North America of premium cigarette papers. NAOC's two major competitors for premium cigarette paper sales, which, together with NAOC, generate approximately 95% of such sales, are Republic Tobacco Company and Robert Burton Associates, a wholly-owned subsidiary of Imperial Tobacco Group plc. Competitors in the MYO smoking tobacco and related products area include Lane Ltd., a subsidiary of Brown & Williamson Tobacco Corporation, and Republic Tobacco Company.

           Many of the Company's competitors are better capitalized than the Company and have greater financial and other resources than those available to the Company. The Company believes that its strong market positions in its principal product lines are due to its high brand recognition and the perceived quality of each of its products, its manufacturing and operating efficiencies, and its sales, marketing and distribution efforts.

EMPLOYEES

           As of February 28, 2002, the Company employed a total of 234 full-time employees. With the exception of 89 manufacturing employees, all other operations are non-union. The manufacturing employees are covered by three collective bargaining agreements. One of these agreements, covering 84 employees, was extended in December 2001 and will expire in December 2004. The other two agreements, covering five employees, are scheduled to expire during 2002 and the Company currently anticipates that they will be renewed.

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

           In 1996, Massachusetts enacted a statute, which requires all tobacco companies to disclose information regarding the ingredients and nicotine content of their products, which information will, subject to certain conditions, be made publicly available. The ingredients of National Tobacco's products are considered by the Company to be proprietary and such disclosure could result in the manufacture and sale of imitations, which could have a material adverse effect on its tobacco business. On December 10, 1997, U.S. District Judge O'Toole (D. Mass.) entered a preliminary injunction on behalf of five smokeless tobacco companies (including National Tobacco) against the Attorney General of Massachusetts and the Commissioner of Public Health. The order bars the officials from taking any steps to enforce the ingredient-reporting requirements of the Massachusetts statute pending a trial on the merits. On November 6, 1998, the United States Court of Appeals for the First Circuit affirmed the injunction. The tobacco companies did not seek an injunction against the nicotine reporting requirements of the Massachusetts statute. On September 7, 2000, upon motion, the District Court granted summary judgement in favor of the tobacco plaintiffs, ruling that the Massachusetts disclosure statute violated among other things, the Takings and Commerce Clauses of the U.S. Constitution. In October 2001, the First Circuit Court of Appeals, through a different three-judge panel, in a split opinion, reversed the District Court, thus upholding the statute. The tobacco companies applied for a rehearing by all of the active judges in the circuit. The full Court of Appeals agreed to rehear the case and withdrew the October 2001 majority opinion. Arguments were held on January 7, 2002, and a decision is pending.

           Regulations issued by the Massachusetts Attorney General affecting point of sale and certain advertising issues with respect to tobacco products which were to become effective August 1, 1999, were delayed until December 31, 1999 to allow for further review. The Attorney General made minor modifications to the regulations. In January 2000, the Federal District Court in Massachusetts upheld the advertising and point-of-sale regulations, rejecting the industry's First Amendment challenge. On July 12, 2000, the First Circuit Court of Appeals affirmed the District Court's opinion. The cigarette company plaintiffs requested that the United States Supreme Court review the case, and a stay of the regulations pending the disposition of that request was granted. On June 26, 2001, the United States Supreme Court reversed the decision, invalidating the point-of-sale advertising regulations, but upholding the regulations requiring tobacco products to be displayed behind the counter. The Massachusetts regulations, among other things, restrict access to tobacco products. Accordingly, there can be no assurance that prohibiting such direct access will not have an adverse effect on sales.

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

STATE ATTORNEY GENERAL SETTLEMENT AGREEMENTS

           In November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General, signed two contracts: the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the best of the Company's knowledge, the signatories to the MSA are 23 cigarette manufacturers and/or distributors and the only signatory to the STMSA is USST, Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

           Pursuant to the MSA and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with subaccounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states' statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO smoking tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of settling. A company that establishes an escrow account is entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a final judgment against the company. Either option - becoming a MSA signatory or establishing an escrow account - is permissible.

           NAOC has chosen to open and fund an MSA escrow account and, as of December 31, 2001, has funded a total of $510,392 into its account. Either entering into one or both settlement agreements or establishing and maintaining an escrow account, as NAOC has chosen, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

EXCISE TAXES

           Tobacco products and premium cigarette papers have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to federal excise tax. Smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. Effective January 1, 2002, the tax on loose leaf chewing tobacco was increased to $0.195 per pound from $0.17 per pound. Effective January 1, 2002, the federal excise tax on premium cigarette paper was increased to $0.0122 from $0.0106 per fifty papers, the tax on cigarette tubes was increased to $0.0244 from $0.0213 per fifty tubes, and the tax on MYO tobacco was increased to $1.0969 from $0.9567 per pound. These more recent increases in the rate of excise taxes are not expected to have an adverse effect on the Company's business, especially when compared to the tax increases of manufactured cigarettes.

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

DISTRIBUTION AGREEMENTS

           NAOC is party to three long-term distribution and licensing agreements with Bollore with respect to sales of premium cigarette papers in the United States, Canada and Hong Kong, Singapore, Dubai, Qatar, Oman and Jordan (respectively, the "U.S. Distribution Agreement," the "Canada Distribution Agreement" and the "Other Countries Distribution Agreement," and, collectively, the "Distribution Agreements"). Under the Distribution Agreements, Bollore granted NAOC the exclusive right to purchase premium cigarette papers bearing the ZIG-ZAG brand name from Bollore for resale in the countries noted above. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bollore, including the right to determine the distributors of such products within the countries noted above.

           The Distribution Agreements establish the purchase price through 2004, subject to certain adjustments to reflect increases in the U.S. and Canadian Consumer Price Indices and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary of such date, the parties will enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration.

           Pursuant to the Distribution Agreements, export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days after the bill of lading date and its invoices are payable in Euros. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004. The catastrophic exchange rate risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 in a similar manner as set forth above, also to be effective January 1, 2005.

           According to the Distribution Agreements, NAOC must purchase finished premium cigarette paper products from Bollore, subject to Bollore fulfilling its obligations under these agreements. Bollore is required by the agreements to provide NAOC with the quantities and quality of the products that it desires. The Distribution Agreements provide NAOC with certain safeguards to help ensure that NAOC will be able to secure a steady supply of product. Such safeguards include (i) granting NAOC the right to seek third party suppliers with continued use of the ZIG-ZAG trademark if Bollore is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, and (ii) maintaining a two month supply of emergency inventory in the United States at Bollore's expense.

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

           Each of the Distribution Agreements was entered into on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial term of twenty years commencing on the date of such agreement and will be renewed automatically for successive twenty year terms unless sooner terminated in accordance with the provisions of such agreement. The Other Countries Distribution Agreement was for an initial term of ten years commencing on the date of such agreement and will be renewed automatically for successive ten year terms unless sooner terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which were significantly exceeded in 2001) of premium cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year, (ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company), (iii) upon a change of control of the NAOC or any parent of NAOC without the consent of Bollore, (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, premium cigarette paper or premium cigarette paper booklets of a competitor. Additionally, each of the Canada Distribution Agreement and the Other Countries Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

Item 2.      Properties

           As of December 31, 2001, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 610,351 square feet. Of this footage, approximately 10,351 square feet are leased and approximately 600,000 square feet are owned.

           To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of manufacturing and nationwide distribution facilities. National Tobacco has one manufacturing and distribution facility located in Louisville, Kentucky and five other public warehouse distribution facilities in locations throughout the United States. NAOC utilizes the facility in Louisville as well as two public warehouse distribution facilities that are located in Pittsburgh, Pennsylvania and Reno, Nevada.

           The following table describes the principal properties of the Company (other than sales service centers, sales office space or warehouse space) as of December 31, 2001.

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

           The complaint sought a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances known to the State of California to cause cancer and reproductive harm. The plaintiffs also sought an award of statutory penalties and damage for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. On December 17, 2001 the case was settled. The terms of the settlement were immaterial to National Tobacco's results.


-------------------
(1) Encumbered by a mortgage securing all obligations and liabilities under the Senior Secured Facilities.

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

           The Company has counterclaimed alleging that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted North Atlantic Operating Company's ability to expand the distribution of Zig-Zag premium cigarette papers in the southeast, where sales have been historically underdeveloped.

           The Company intends to vigorously pursue its claims set forth in the Kentucky and Illinois Complaints and intends to vigorously defend against the claims asserted in the Illinois Complaint. With respect to the claims set forth in the Illinois Complaint, the Company filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believes that the claims against the Company are without merit.

           On April 9, 1999, the Court in the Illinois case dismissed certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. On September 17, 1999, Republic filed a Second Amended Complaint, which was substantially identical to the original complaint, except that it alleged a series of purportedly monopolistic practices on a regional market basis against the Company. The Company filed a motion to dismiss the allegations for failure to state a claim on which relief could be granted. On December 23, 1999, the Court dismissed the antitrust claims in Republic's Second Amended Complaint.

           On October 20, 2000 Republic filed a motion to dismiss, stay, or transfer the Kentucky proceeding to the Illinois Court. On December 19, 2000, the Court denied Republic's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file.

           During 2001, expert discovery was completed. Subsequently, both parties have moved for summary judgment on the others claims. These motions for summary judgment are now pending before the Court.

           West Virginia Complaints. On October 6, 1998 National Tobacco was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). While National Tobacco was served with a single service and complaint, the caption lists 65 separate plaintiffs, each with an individual case number.

           On November 13, 1998, National Tobacco was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While National Tobacco was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

           These two actions were commenced by two separate plaintiffs, "individually and/or as the representatives of the various descendants named herein [who] are residents of the State of West Virginia and/or smoked cigarettes or used other tobacco products, manufactured, promoted, advertised, marked, sold and/or distributed by all defendants." The complaints contain no specific allegations referring to any individual plaintiff. These two actions were brought against major manufacturers of cigarettes, smokeless tobacco products, and certain other organizations.

           The complaints allege that "plaintiffs and plaintiffs' descendents suffer/had suffered from a form of cancer or vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaints further allege that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs descendants and millions of Americans while knowing, but denying and concealing that their products cause diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth and throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a result of the use of smokeless tobacco. The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

           In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. National Tobacco was named in only six of the cases, five of which allege consumption, prior to the formation of National Tobacco, of products bearing the trademarks currently owned by National Tobacco. The remaining case alleges lung cancer as the injury. In subsequent discovery, the remaining plaintiff testified that his only use of Beech-Nut chewing tobacco predated National Tobacco's acquisition of the brand. National Tobacco has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

           The Akers complaint asserts 24 unspecified counts and seeks referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some "product."

           Discovery of all tobacco-related (cigarette, cigar and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. No individual plaintiff in the Akers cases alleged use of a product manufactured by National Tobacco, although National Tobacco remains a defendant in those actions. In subsequent discovery, one Akers plaintiff alleged use of a National Tobacco product. However, that plaintiff alleges that he has lung cancer.

           On September 14, 2000, National Tobacco was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). While National Tobacco was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 539 separate plaintiffs, each with an individual case number. Only one of these plaintiffs alleged use of a product currently manufactured by National Tobacco. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether National Tobacco is a proper defendant in this case.

           On September 19, 2000, National Tobacco was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). While National Tobacco was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 561 separate plaintiffs, each with an individual case number. A total of five of these plaintiffs allege use of a product currently manufactured by National Tobacco. One of these plaintiffs does not specify the time period during which the product was allegedly used, and one alleges use that covers, in part, a period when National Tobacco did not manufacture the product. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and National Tobacco's Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of National Tobacco's Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

           In November 2001, National Tobacco was served with four separate summonses and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions entitled Donald Nice v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482). Allege that the individual plaintiffs suffer from various diseases including emphysema, heart disease, lung cancer, arterial blockage, and "addiction" to nicotine, allegedly resulting from the use of various tobacco products, none of which is or has ever been manufactured by National Tobacco. The Plaintiffs in these four actions also allege a conspiracy among "the Tobacco Defendants...to mislead, deceive and confuse the government, the public, and West Virginia Plaintiffs, concerning the harmful effects of their products on the health of individuals, that nicotine is the active addictive component in manufactured tobacco products, and that defendants artificially, intentionally and scientifically manipulate nicotine delivery in manufactured tobacco products to ensure that users remain addicted.
.. . ." These actions were brought against major manufacturers of cigarettes, smokeless tobacco products (including National Tobacco) and other tobacco products, and certain other organizations.

           The four complaints assert counts alleging negligence and negligent misrepresentation, strict liability/failure to warn prior to 1970 and strict liability/design defect of unreasonably dangerous product, false representation, deceit, fraudulent concealment, civil conspiracy, breach of express and implied warranty, punitive damages, violations of the West Virginia general consumer protection and antitrust acts and loss of consortium. The complaints seek unspecified compensatory and punitive damages. These four actions have also been consolidated with the cases pending before the West Virginia Mass Litigation Panel. National Tobacco intends to vigorously defend these actions.

           Trial of these matters was planned in two phases. In the initial phase, a trial was to be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed, however, in the cigarette cases the Court has allowed additional discovery.

           The trial of the smokeless tobacco cases has been postponed indefinitely. The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion was granted, thus, the trial date on the smokeless tobacco claims has now been postponed indefinitely.

           Minnesota Complaint. On September 24, 1999, National Tobacco was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using National Tobacco's (and, prior to the formation of National Tobacco, Lorillard's) Beech-Nut brand and Pinkerton's Red Man brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss were filed on all counts except for negligence and, on September 28, 2000, the Court granted all of National Tobacco's motions. The sole cause of action remaining is for negligence. The Court, however, granted leave to the plaintiff to replead within sixty days those alleged causes of action based on alleged fraud. On December 18, 2000, the Plaintiff filed an amended complaint reasserting fraud claims. On January 19, 2001, defendants again moved to dismiss the fraud claims. On July 5, 2001, the Court dismissed one of plaintiff's statutory fraud counts, but held that the remaining fraud courts were adequately pleaded. Discovery is continuing as to the remaining claims. The Court has ordered that the case be ready for trial in February 2003.

           Although the Company believes that it has good defenses to the above actions in West Virginia and Minnesota and it intends to vigorously defend each such action, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations and cash flows.

           Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of Zig-Zag brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit Zig-Zag products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants, including Import Warehouse Inc. and its owner/operator Ravi Bhatia. Those settlements included a consent injunction against distribution of infringing or counterfeit goods. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its future premium cigarette paper business.

           On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit Zig-Zag(R) brand products in the Bollore S.A.
v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing the counterfeit Zig-Zag(R) cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court. On October 12, 2001, Bollore filed proposed findings of fact and conclusions of law at the request of the Court. On November 16, 2001, the Court issued its written Order of Contempt, inter alia, estimating a damage amount to be in excess of $11 million, and referring the matter to the United States Attorney with a recommendation that criminal charges for counterfeiting, criminal contempt and perjury be brought. The Court later directed the parties to submit specific damages evidence. On January 17, 2002, the Company filed its damages submission, calculating damages to be approximately $14.5 million. That application is currently pending.

           On December 5, 2001, the contemptuous defendants filed an appeal of the Contempt Order, claiming that the 1999 injunction entered on the record was technically invalid and that the factual record does not support the finding of contempt. The Company and Bollore on February 22, 2002 filed a motion with the appellate court urging that the Court dismiss the appeal as premature. That motion is pending. If the Court denies that motion, the plaintiffs intend to defend the Contempt Order vigorously.

           On February 5, 2002, the District Court in the Bollore case granted Bollore's motion to amend the Complaint to add the Company and NAOC as plaintiffs.

           Pursuant to the U.S. Distribution Agreement and a related agreement between the parties, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and the Company after the payment of all expenses. A full trial on the merits has been scheduled for April 1, 2002.

           On February 7, 2002, Bollore, NAOC and the Company filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. The Company alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. The hearing date for that contempt order has not been set.

           California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. ("NAOC"), its subsidiary, in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and, on April 3, 2001, executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag(R) brand products, and requiring the defendants to effect a recall of counterfeit products from the market. Trial is currently scheduled for June 18, 2002. Any collections of judgments in this case are to be divided evenly between Bollore and NAOC.

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

           In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. The Company does not consider any of these other proceedings to be material. For a description of regulatory matters and related industry litigation in which the Company is a party, see Part I, Item 1. "Business--Regulation."

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

           There is no trading market for the Company's voting common stock, par value $.01 per share (the "Common Stock"), and, as of February 28, 2001, such stock was held by 43 stockholders of record, 35 of whom are affiliates or employees of the Company.

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

Item 6.    Selected Financial Data

           The following table sets forth the consolidated selected statements of operations, balance sheet and other data for the Company for the periods indicated. The selected data is derived from the audited consolidated financial statements of the Company for such years. As described in the consolidated financial statements, the Company completed an acquisition of NATC and a recapitalization of the Company on June 25, 1997. As such, the selected data of the Company is not comparable in certain respects due to the purchase accounting effect of this acquisition and recapitalization. This selected data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company, and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)

                                                                                Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                      2001            2000            1999            1998           1997(1)
                                                 --------------- --------------- ---------------- -------------- --------------
STATEMENT OF OPERATIONS DATA:
  Net Sales..........................................  $ 93,748     $ 93,145        $ 94,461         $ 93,081       $ 84,430
  Income (loss) before extraordinary loss and
      cumulative effect of change in accounting
      principle (net of preferred stock dividends
      of $6,745 in 2001, $6,005 in 2000, $5,361 in
      1999, $4,751 in 1998 and $2,268 in 1997)
      applicable to common shares....................    (8,109)      (8,104)         (3,766)         (3,744)          5,146
  Net income (loss) applicable to common
      shares(2)......................................    (8,109)      (9,205)         (3,766)         (3,744)         (1,975)
  Basic earnings per common share:
      Income (loss)..................................   ($15.35)     ($15.35)         ($7.13)         ($7.09)          $9.75
      Extraordinary loss.............................       --         (1.61)            --              --           (13.48)
      Cumulative effect of change in accounting
       Principle.....................................       --          (.47)            --              --              --
                                                      ----------    ----------     -----------      ----------      ----------

    Net loss applicable to common shares                ($15.35)     ($17.43)         ($7.13)         ($7.09)         ($3.73)
                                                      ==========    ==========     ===========      ==========      ==========


  Diluted earnings per common share:
      Income (loss)..................................   ($15.35)     ($15.35)         ($7.13)         ($7.09)          $8.43

      Extraordinary loss.............................       --         (1.61)            --              --           (11.66)
      Cumulative effect of change in accounting
       principle.....................................       --          (.47)            --              --              --
                                                      ----------    ----------     -----------      ----------      ----------

      Net loss applicable to common shares...........   ($15.35)     ($17.43)         ($7.13)         ($7.09)         ($3.23)
                                                      ==========    ==========     ===========      ==========      ==========


BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets.......................................  $214,734      $227,757       $243,603         $260,307        $273,083
                                                      ==========    ==========     ===========      ==========      ==========
  Total debt, including current
  maturities.........................................  $167,500      $180,000       $195,864         $215,586        $230,000
                                                      ==========    ==========     ===========      ==========      ==========
  Mandatorily redeemable preferred
  stock..............................................  $ 57,443      $ 50,698       $ 44,693         $ 39,332        $ 34,581
                                                      ==========    ==========     ===========      ==========      ==========
OTHER DATA:
  Adjusted EBITDA(3).................................  $ 33,033      $ 33,182       $ 37,688         $ 38,503        $ 32,668
                                                      ==========    ==========     ===========      ==========      ==========

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



Following is a reconciliation of Net Income (Loss) to Adjusted EBITDA:


                                                                         Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  2001           2000            1999            1998            1997
                                              -------------- -------------- ---------------- -------------- ---------------
Net income (loss) ......................       $   (1,364)    $   (3,200)      $   1,595          $ 1,007          $ 293
   Interest expense, net................           19,742         22,261          23,488           24,927         18,361
   Income tax expense...................            2,043          1,529           3,813            3,213            852
   Depreciation.........................              637          1,067           1,923            1,687          1,619
   Amortization.........................            5,490          5,490           5,490            5,490          3,213
   Other (income) expense...............            2,642          1,801             (16)             (46)           (34)
   Unfunded pension obligation..........              513            201             594               --             --
   LIFO adjustment......................            2,682          2,434             174              904           (129)
   Stock option compensation expense....               33             33              70              819            900
   Postretirement expense...............              615            465             557              502            472
   Cumulative effective of accounting
      change............................               --            251              --               --             --
   Extraordinary loss, net of income
      tax benefit.......................               --            850              --               --          7,121
                                              -----------    -----------        --------         --------       --------
Adjusted EBITDA.........................         $ 33,033       $ 33,182        $ 37,688         $ 38,503       $ 32,668
                                              ===========    ===========        ========         ========       ========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

           The table and discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 2001, 2000 and 1999.

                                                                       Year Ended December 31, (000's)
                                             ------------------------------------------------------------------------------------
                                                        2001                         2000                          1999
                                             ---------------------------   ------------------------   ---------------------------
Net Sales...............................       $  93,748         100.0%      $ 93,145       100.0%       $ 94,461         100.0%
Cost of sales...........................          33,734          36.0         33,689        36.2          32,151          34.0
                                             ------------  -------------   -----------  -----------   ------------  -------------
Gross Profit............................          60,014          64.0         59,456        63.8          62,310          66.0
Selling, general and
   administrative expenses..............          31,461          33.6         30,474        32.7          27,940          29.6
Amortization of goodwill................           5,490           5.8          5,490         5.9           5,490           5.8
                                             ------------  -------------   -----------  -----------   ------------  -------------
Operating income........................          23,063          24.6         23,492        25.2          28,880          30.6
Interest expense & financing costs, net.          19,742          21.1         22,261        23.9          23,488          24.9
Other expense (income)..................           2,642           2.8          1,801         1.9             (16)           --
                                             ------------  -------------   -----------  -----------   ------------  -------------
Income (loss) from operations before income
tax expense.............................             679           0.7           (570)       (0.6)          5,408           5.7
Income tax expense......................           2,043           2.8          1,529         1.6           3,813           4.0
                                             ------------  -------------   -----------  -----------   ------------  -------------

Income (loss) before extraordinary loss and
cumulative effect of change in accounting
principle...............................          (1,364)         (1.5)        (2,099)      (2.2)           1,595           1.7
Extraordinary loss......................              --            --           (850)      (0.9)              --            --
Cumulative effect of change in accounting
principle...............................              --            --           (251)      (0.3)              --            --
                                             ------------  -------------   -----------  -----------   ------------  -------------
Net income (loss).......................         ($1,364)        (1.5%)       ($3,200)      (3.4%)         $1,595           1.7%
                                             ============  =============   ===========  ===========   ============  =============

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

           Net Sales. For the year ended December 31, 2001, net sales were $93.7 million, an increase of $0.6 million or 0.6% from the prior year. Sales of the Smokeless Tobacco segment decreased $0.5 million or 1.3% from the prior year reflecting, in part, a 4.8% volume decrease, which was partially offset by price increases during 2001. Net sales continued to be adversely impacted by competitive pressures, including increased discounting from other loose leaf competitors, from the growth of the moist snuff value brands as well as increased discounting activity from moist snuff manufacturers.

           Sales of the MYO segment increased $1.1 million or 2.1% from the prior year. This was due primarily to an increase of $2.2 million in sales of the expanded MYO smoking tobacco and related products line, which was partially offset by a planned decrease of $1.0 million in sales to Canada in an effort to balance inventory positions to projected sales levels. For the year, Zig-Zag's Canadian volume at the consumer level increased 6.0%. The Company believes that its U.S. sales of Zig-Zag(R) premium cigarette papers in the MYO segment were materially and adversely affected by the counterfeiting activity that is the subject of the Texas and California Infringing Products Litigations, described above under "Legal Proceedings". The Company believes, based on information submitted as part of the legal process, that net sales of its Zig-Zag(R) premium cigarette papers were reduced by a minimum of $6.5 million. In Management's opinion, this had a material and adverse effect on the Company's sales.

           Gross Profits. For the year ended December 31, 2001, gross profit increased 0.8% to $60.0 million from $59.5 million for the prior year and the gross profit percentage increased to 64.0% from 63.8%. Gross profit and gross profit percentage of the Smokeless Tobacco segment decreased to $21.6 million or 55.0% of net sales in 2001 from $22.5 million or 56.7% of net sales for the prior year. The increase in the non-cash LIFO inventory adjustment accounted for $0.8 million or 88.9% of the decline. Gross profit of the MYO segment increased

4.1% to $38.5 million due to the continued growth in the smoking tobacco and related products area of this segment, in spite of the adverse impact of the counterfeiting activity described above. Gross profit percentage increased from 69.2% of net sales to 70.5% of net sales due to the benefit of a favorable currency strategy and to a decrease in the non-cash LIFO inventory adjustment of $0.6 million.

           Currency. Currency movements and price increases are the primary adjustment factors for changes in costs of goods sold. Cigarette papers are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC utilizes short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. For the year ended December 31, 2001, currency rates were generally favorable due to the strength of the U.S. dollar versus the Euro. Accordingly, the Company was able to benefit economically by utilizing short-term forward currency contracts. In the event that the Euro were to strengthen against the U.S. dollar, the Company will reassess its currency strategy.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 increased 3.3% to $31.5 million from the prior year's $30.5 million. This increase was due primarily to marketing and sales incentives to enhance distribution of the expanded MYO product line.

           Amortization of Goodwill. Amortization of goodwill was unchanged at $5.5 million from the prior year.

           Interest Expense and Financing Costs. Interest expense and financing costs decreased to $19.7 million in 2001 from $22.3 million for the prior year. This decrease was the result of a lower average term loan balance coupled with a lower average interest rate environment.

           Other Expense (Income). Other expense increased to $2.6 million in 2001 from $1.8 million for the prior year. Other expense in 2001 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers which are described above under "Legal Proceedings."

           Income Tax Expense. Income tax expense increased to $2.0 million in 2001 from $1.5 million for the prior year as a result of the increase in taxable income from the prior year.

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

           Net Loss. Due to the factors described above, there was a net loss of $1.4 million for 2001 compared to the prior year's net loss of $3.2 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

           Net Sales. For the year ended December 31, 2000, net sales were $93.1 million, a decrease of $1.3 million or 1.4% from the prior year. Sales of the Smokeless Tobacco segment decreased $6.1 million, or 13.3% from the prior year reflecting, in part, a 16.0% volume decrease, which was partially offset by manufacturers' price increases during 2000. Net sales in 2000 were adversely impacted by a dispute with a substantial customer; an unsuccessful cost savings attempt to change the Smokeless Tobacco segment's Buy 1/Get 1 Free packaging; and reduced market coverage resulting from increased resignations of field sales personnel during the period when certain assets of the Smokeless Tobacco segment were under an agreement to be sold, which agreement was terminated in December 2000. In addition, net sales continues to be adversely impacted by Competitive pressures, including increased discounting, from loose leaf and moist snuff manufacturers. For the Smokeless Tobacco segment, these factors had an estimated aggregate unfavorable impact on net sales of $4.4 million. Sales of the MYO segment increased $4.8 million or 9.8% from the prior year. This increase was due primarily to an increase of $3.4 million in sales of the expanded MYO product line and an increase of $1.5 million in sales to Canada as a result of an increase in sales and inventory levels to avoid out-of-stock situations.

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

           Interest Expense and Financing Costs. Interest expense and financing costs decreased to $22.3 million in 2000 from $23.5 million for the prior year. This decrease was the result of a lower average term loan balance, despite a higher average interest rate environment.

           Other Expense (Income). Other expense (income) increased to $1.8 million in 2000. This expense was for legal fees and other costs associated with the proposed sale of the smokeless tobacco segment, which was terminated in December 2000.

           Income Tax Expense. Income tax expense decreased to $1.5 million in 2000 from $3.8 million for the prior year as a result of the decrease in taxable income from the prior year. Despite a loss from operations, the Company incurred an income tax expense due to the non-deductibility of certain goodwill charges associated with the 1997 acquisition and recapitalization.

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

LIQUIDITY AND CAPITAL REQUIREMENTS

           Working capital was $24.8 million at December 31, 2001 compared to $28.9 million at December 31, 2000. This decrease was primarily the result of a reduction in inventory of $5.2 million due to the planned reduction of inventory levels at National Tobacco and the non-cash LIFO inventory adjustment of $2.7 million; an increase in receivables of $1.5 million; and a decrease in Deferred Income Taxes of $0.6 million. The Company funds its seasonal working capital requirements through its operating cash flows, and, if needed, bank borrowings. As of December 31, 2001, the Company had an undrawn availability of $9.0 million under its committed $10.0 million revolving credit facility.

           The Company has a Loan Agreement (the "Loan Agreement") with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein which provides for a $25 million term loan and a $10 million revolving line of credit. Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, on prime or LIBOR rates. The term loan is payable in eight
(8) quarterly installments of $3,125,000 each plus accrued interest, commencing on March 31, 2001. Both the term loan and the revolver mature on December 31, 2002. As part of the revolving line of credit, the lenders agreed to issue up to $10 million of standby letters of credit. The Company's obligations under the Loan Agreement are guaranteed by National Tobacco, NAOC and NTFC. In addition, the Company's obligations are secured by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Loan Agreement ranged from 4.62% to 6.05% at December 31, 2001. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

           On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature and are payable on June 15, 2004. The Notes bear interests at 11% per annum, payable semiannually on June 15 and December 15. At the present time, the Company projects that it will not have sufficient funds to effect such repayment in the absence of a refinancing. The Company intends to refinance this debt in advance of its maturity date. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will be able to effect such a refinancing, there can be no assurance that such a refinancing will be obtained.

           The Loan Agreement and the Senior Notes include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Loan Agreement also requires the Company to meet a fixed charge coverage test. At December 31, 2001, the Company was in compliance with all provisions of the Loan Agreement and Senior Notes.

           Following June 15, 2002, dividends on the Company's 12% Senior Payment-in-Kind Preferred Stock (the "Preferred Stock") are payable in cash. The Company's ability to make such dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. At the present time, the Company believes that it will be able to satisfy all conditions with respect to the September 15, 2002 dividend payment, as well as future dividend payments; however, there can be no assurance that the Company's actual performance will satisfy the required conditions stated above. If the Company is unable to satisfy the "restricted payments" provision with respect to the September 15, 2002 dividend payment, or any subsequent dividend payment, dividends on the Preferred Stock will accrue at the rate of 14% per annum (instead of the current 12% per annum rate) until all accrued dividends have been paid. In addition, the holders of the Preferred Stock will have the right to elect two members to the Company's Board of Directors until all accrued dividends have been paid.

           The tobacco for loose leaf chewing tobacco requires aging of up to two years before being processed into finished products. The Company believes that National Tobacco maintains sufficient tobacco inventories to ensure proper aging as well as an adequate supply based on its historical and projected sales activity. The Company also believes that NAOC maintains adequate inventories based on its historical and projected sales activity and that the supply of such inventory will remain stable for the foreseeable future.

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

           For 2001, the Company spent $603,000 in capital expenditures. Given its current operation, the Company believes that its annual capital expenditure requirements for 2002 will be in the range of $500,000 - $750,000.

           Pursuant to the U.S. Distribution Agreement (which is more fully discussed in Item 1), the Company is committed to purchase a minimum of 23,000,000 booklets of premium cigarette papers annually. This level of purchases has been significantly exceeded since the Acquisition and Management believes that the Company will be able to significantly exceed this requirement for the foreseeable future. The agreement has also established the purchase price for Zig-Zag(R) premium cigarette papers through 2004, subject to certain adjustments to reflect increases in the U.S. consumer price index and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary of such date, the parties will enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration.

           The following schedule summarizes the Company's contractual cash obligations at December 31, 2001 (in thousands). With regard to the Senior Notes and the Loan Agreement, the schedule shows the principal amounts payable and does not reflect interest payment obligations. With regard to the Preferred Stock, the schedule shows the amount payable upon mandatory redemption and does not reflect dividend payment obligations.


                                                                       Payments Due By Period
                                                                       ----------------------
        Contractual Cash Obligations         Total      Less than 1 year     1-3 years         4-5 years      After 5 years
        ----------------------------         -----      ----------------     ---------         ---------      -------------
Senior Notes                               $155,000     $            -          $155,000    $            -                -
Loan Agreement                               12,500             12,500                 -                 -                -
Preferred Stock                              58,051                  -                 -            58,051                -
Operating Leases                              1,512                817               695                 -                -
                                        -----------     --------------      ------------    ---------------    ------------
Total Contractual Cash Obligations         $227,063        $    13,317          $155,695        $   58,051      $         -
                                        ===========     ==============      ============   ================    ============

           Except as described above with respect to the Senior Notes and Preferred Stock, the Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable operating capital requirements. This is based, among other things, on the Company's belief that it has significantly reduced the distribution of counterfeit cigarette papers. If such activity were to reoccur, the Company's operating cash flows would likely be adversely and materially affected. Additionally, the financing of any significant future products, business or property acquisitions, and any refinancing of the Senior Notes or Preferred Stock, will depend upon the Company's ability to access the capital markets.

CRITICAL ACCOUNTING POLICIES

           The Company recognizes revenues and the related costs upon the transfer of title and risk of loss to the customer. The Company believes the accounting policies below represent its critical accounting policies due to the estimation process involved in each. See Note 2, in the Audited Consolidated Financial Statements, for a detailed discussion of the Company's accounting policies.

           Goodwill - The Company amortizes goodwill over the estimated useful lives of its assets. To the extent that the estimated lives need to be shortened, the annual amortization charge may be increased. Further, the realization of the carrying value of the goodwill is dependent upon future expected operating cost flows. If sufficient cash flows are not generated, a write down of goodwill may be required.

           Taxes - The Company has not provided a valuation allowance to reduce its net deferred income tax assets since the Company is "more likely than not" to be able to realize these benefits before they expire. If the Company should determine that it would not be able to realize all or part of its net deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to earnings in the period such determination was made.

           Contingencies - Note 17 of the Audited Consolidated Financial Statements discusses various litigation matters that impact the Company. No loss or gain contingencies have been recorded for these matters since Management believes that it is not probable that a loss has been incurred or an asset realized. Future events may result in different conclusions, which could materially impact, either positively or negatively, the Company's results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

           In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16 "Business Combinations", and Statement of Financial Accounting Standards No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

           Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under SFAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. Management has not completed the transitional impairment test and has not determined whether an impairment adjustment will be required upon adoption. Additionally, Management has not yet determined the impact of SFAS 142 on the Company's Amortization expense. The adoption of SFAS 142 would not impact the Company's Adjusted EBITDA, which is Management's performance standard.

           In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS
121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt FAS 144 in the first quarter 2002. Management has not determined the impact of FAS 144 but does not believe that the adoption will have a material effect on the Company's results of operations or financial position.

           During 2001, the Emerging Issues Task Force issued: EITF No. 00-14, "Accounting for Certain Sales Incentives" addressing the recognition, measurement and statement of earnings classification of certain sales incentives; and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company will adopt EITF 00-14 and 00-25 in the first quarter of 2002. Management is currently evaluating the impact of EITF 00-14 and 00-25 and expects that their adoption will result in a reclassification of certain expenses from selling, general and administrative expenses to net sales with no impact on the operating income
(loss) or net income (loss) for 2002 and future years. Prior year amounts will be reclassified to be consistent with the Company's 2002 presentation.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

           Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to term and revolving loans under its senior secured credit facility. The Company's credit facility bears interest at rates which vary with changes in (i) LIBOR or (ii) a rate of interest announced publicly by the Federal Reserve. The Company does not speculate on the future direction of interest rates. As of December 31, 2001, $12.5 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

           Foreign Currency Sensitivity. NAOC purchases inventory from Bollore on terms of net 45 days which is payable in Euros. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. NAOC uses short-term forward currency contracts to minimize the risk in foreign currency exchange rates. In addition, Bollore provides a contractual hedge against catastrophic currency fluctuation in its agreement with NAOC. NAOC does not use derivative financial instruments for speculative trading purposes, nor does NAOC hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

           NAOC regularly reviews its hedging programs and may as part of this review determine at any time to change its hedging policy. As of December 31, 2001, NAOC had no outstanding forward currency contracts.

Item 8.    Financial Statements and Supplementary Data

           The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent accountants, with respect thereto, referred to in the Index to Consolidated Financial Statements and Financial Statement Schedules of the Company contained in Item 14(a), appear on pages F-1 through F-35 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

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

Name                            Age         Position
----                            ---         --------

Thomas F. Helms, Jr........     61          Chief Executive Officer, President
                                            and Chairman of the Board

David I. Brunson...........     51          Executive Vice President--Finance
                                            and Administration, Chief Financial
                                            Officer, Treasurer, Secretary and
                                            Director

Jack Africk................     73          Director

Marc S. Cooper.............     40          Director


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

           Jack Africk. Jack Africk has been a Director since October 1997 and has been serving as a consultant to the Company since January 1999. From January through December 1998 he served as President and Chief Operating Officer of the Company and each of its subsidiaries (other than IFT). From February to December 1998, Mr. Africk was also a Director of each of the Company's corporate subsidiaries. Beginning in 1996 and until the consummation of the Acquisition, he was Chief Executive Officer of NATC. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC. Mr. Africk is a former Vice Chairman of UST. From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as Managing Partner of Evolution Partners and as a Director of Tanger Factory Outlets, a NYSE real estate investment trust that owns and operates factory outlet centers, and Crown Central Petroleum, an operator of refineries, gasoline stations and convenience stores.

           Marc S. Cooper. Marc Cooper has served as a Director of the Company since May 2001. Since May 1999, he has served as a Managing Director of Peter J. Solomon Company in its Mergers and Acquisitions Department. From March 1992 until May 1999, Mr. Cooper founded and served as Vice Chairman of Barington Capital Group, an investment bank. Prior to his tenure with Barington Capital Group, Mr. Cooper spent three years as a partner of Scharf Brothers, a private merchant banking firm. Currently, Mr. Cooper serves as a director of Thinking Tools, Inc. and Precache, Inc.

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

Item 11.   Executive Compensation

           The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the executives listed below for the fiscal years ended December 31, 1999, 2000 and 2001 (each person appearing in the table is referred to as a "Named Executive"):

                           Summary Compensation Table
                                                                          Annual Compensation
                                                                          -------------------            All Other
NAME AND PRINCIPAL POSITION                                  Year       Salary ($)     Bonus ($)      Compensation ($)
---------------------------                                  ----       ----------     ---------      ----------------
Thomas F. Helms, Jr. .................................       2001         $525,000     $400,000        $106,797 (1)
      Chief Executive Officer and President                  2000          525,000      400,000         102,758 (2)
                                                             1999          525,000      236,500          48,320 (3)
David I. Brunson......................................       2001          425,000      300,000          78,712 (4)
      Executive Vice President--Finance and                  2000          406,538      200,000          37,174 (5)
      Administration and Chief Financial Officer             1999          354,231      200,000          18,793 (6)
James W. Dobbins......................................       2001          197,596       25,000           9,242 (7)
      Senior Vice President--General Counsel                 2000          179,327       20,000           6,101 (8)
                                                             1999          103,654       25,500          30,670 (9)
James M. Murray.......................................       2001          183,481       35,000         10,745 (10)
      Senior Vice President--Sales & Marketing               2000          164,289       30,000         40,388 (11)
                                                             1999           45,769       40,000         24,516 (12)
Christopher N. Kounnas................................       2001          156,000            -         10,826 (13)
      Senior Vice President--R & D and                       2000          156,000        5,000          8,402 (14)
       Regulatory Compliance..........................       1999          153,692            -          4,230 (15)


-------------------------------
(1) Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, contributions by the Company of $6,803 to a defined contribution plan, $50,000 as compensation for estate and tax planning activities and $8,077 for miscellaneous payments.

(2) Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, contributions by the Company of $6,803 to a defined contribution plan, $50,000 as compensation for estate and tax planning activities and $4,038 for miscellaneous payments.

(3) Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, and contributions by the Company of $6,403 to a defined contribution plan.

(4) Includes insurance premiums of $12,390 paid by the Company with respect to term life and disability insurance, contributions by the Company of $6,803 to a defined contribution plan, $35,000 as compensation for estate and tax planning activities and $24,519 for miscellaneous payments.

(5) Includes insurance premiums of $12,390 paid by the Company with respect to term life and disability insurance, contributions by the Company of $6,803 to a defined contribution plan and $17,981 for miscellaneous payments.

(6) Includes insurance premiums of $12,390 paid by the Company with respect to term life and disability insurance and contributions by the Company of $6,403 to a defined contribution plan.

(7) Includes contributions by the Company of $6,550 to a defined contribution plan and $2,692 for miscellaneous payments.

(8) Includes contributions by the Company of $5,380 to a defined contribution plan and $721 for miscellaneous payments.

(9) Includes contributions by the Company of $1,616 to a defined contribution plan and $29,054 for relocation expenses.

(10) Includes contributions by the Company of $6,803 to a defined contribution plan and $3,942 for miscellaneous payments.

(11) Includes contributions by the Company of $6,803 to a defined contribution plan, $687 for miscellaneous payments and $32,898 for relocation expenses.

(12)  Includes $24,516 for relocation expenses.

(13) Includes contributions by the Company of $6,026 to a defined contribution plan and $4,800 for miscellaneous payments.

(14) Includes contributions by the Company of $4,802 to a defined contribution plan and $3,600 for miscellaneous payments.

(15) Includes contributions by the Company of $4,230 to a defined contribution plan.


STOCK OPTIONS

           The Company did not award any stock options to any of the Named Executives during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           Thomas F. Helms, Jr., Chief Executive Officer and President of the Company, is the sole member of the Company's Administration Committee. In March 2002, a Compensation Committee, consisting of Jack Africk and Marc S. Cooper, was established by the Board of Directors to consider matters relating to the compensation of the Company's executive officers, including bonuses for the year ended December 31, 2001. For information concerning related-party transactions involving Mr. Helms or the members of the Compensation Committee, see Item 13, "Certain Relationship Transactions."

COMPENSATION OF DIRECTORS

           Generally, directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees.

EMPLOYMENT AGREEMENTS

THOMAS F. HELMS JR.

           Thomas F. Helms, Jr., Chief Executive Officer of the Company, is party to an employment agreement with the Company, dated May 17, 1996 (the "Helms Employment Agreement"), pursuant to which Mr. Helms is currently receiving an annual base salary of $525,000, which is reviewed annually, plus a bonus in accordance with the Company's Executive Plan (as defined). The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms receives various other benefits, including life insurance and health, hospitalization, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, except that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I. BRUNSON

           David I. Brunson, Executive Vice President--Finance and Administration, Chief Financial Officer, Treasurer and Secretary of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 (as so amended and restated, the "Brunson Employment Agreement"). Pursuant to the Brunson Employment Agreement, Mr. Brunson is currently receiving an annual base salary of $425,000, which is reviewed annually, plus a bonus in accordance with the Company's Executive Plan. The Brunson Employment Agreement provides for a term ending on the later of April 30, 2002 or the second anniversary of the date notice of termination is first given, and is terminable at will except with respect to severance. Mr. Brunson received signing and stay bonuses, each in the amount of $300,000, upon the execution of the Brunson Employment Agreement and on February 28, 1999, respectively. In addition, Mr. Brunson receives various other benefits, including life insurance and medical, disability, pension benefits, club memberships, stock options and reimbursements of certain expenses. The Brunson Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Brunson's employment and for any subsequent period during which severance is paid to Mr. Brunson.

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


----------------
(1) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.


           The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

           A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment, or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executives are as follows: Thomas F. Helms, Jr., 14 years; David I. Brunson, 4 years; James W. Dobbins, 2 years; James M. Murray, 2 years; and Christopher N. Kounnas, 14 years.

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

           The Incentive Plan is intended to provide incentives, which will attract and retain highly competent persons as key employees of the Company and its subsidiaries by providing them opportunities to acquire shares of stock or to receive monetary payments based on the value of such shares pursuant to the Benefits (as defined).

Shares Available

           The Incentive Plan makes available for Benefits an aggregate amount of 61,856 shares of Common Stock (61,760 of which have been granted), subject to certain adjustments. Any shares of Common Stock subject to a stock option or stock appreciation right which for any reason is cancelled or terminated without having been exercised, and subject to limited exceptions, any shares subject to stock awards, performance awards or stock units which are forfeited, any shares subject to performance awards settled in cash or any shares delivered to the Company as part of full payment for the exercise of a stock option or stock appreciation right shall again be available for Benefits under the Incentive Plan.

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

Performance Awards

           The Incentive Plan allows for the grant of performance awards, which may take the form of shares of Common Stock or stock units, or any combination thereof and which may constitute Performance-Based Awards. Such awards will be contingent upon the attainment over a period to be determined by the Administration Committee of certain performance goals. The length of the performance period, the performance goals to be achieved and the measure of whether and to what degree such goals have been achieved will be determined by the Administration Committee. Payment of earned performance awards will be made in accordance with terms and conditions prescribed or authorized by the

Administration Committee. The participant may elect to defer, or the Administration Committee may require the deferral of, the receipt of performance awards upon such terms, as the Administration Committee deems appropriate.

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

2001 Share Incentive Plan

           In October 2001, the Board of Directors of the Company approved the North Atlantic Trading Company, Inc. 2001 Share Incentive Plan (the "2001 Plan"). The 2001 Plan has terms that are substantially identical to the terms of the Share Incentive Plan. The Company has reserved 50,000 shares of Common Stock for benefits under the 2001 Plan. No awards have yet been granted under the 2001 Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           The table below sets forth certain information regarding the beneficial ownership of Common Stock as of March 1, 2002 by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each Director and Named Executive of the Company and (iii) all Directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner's address is c/o North Atlantic Trading Company, Inc., 257 Park Avenue South, 7th Floor, New York, New York 10010-7304.

                                                                                 Percent Owned(a)
                                                                      -----------------------------------------
                                                                        Before Exercise        After Exercise
 Beneficial Owner                                Number of Shares         of Warrants           of Warrants
 ----------------                                ----------------        -------------         -------------
 Thomas F. Helms, Jr. (b).........................   477,693                 90.4%                   80.9%
     Helms Management Corp.
 David I. Brunson(c)..............................   279,714                 53.0                    47.3
 Herbert Morris(d)................................    37,990                  7.2                     6.4
     Flowing Velvet Productions, Inc.
     3 Points of View
     Warwick, New York 10990
 Maurice R. Langston(d)...........................    37,038                  7.0                     6.3
     Langston Enterprises, Inc.
 Alan R. Minsterketter(d).........................    27,613                  5.2                     4.7
     Alan M. Inc.
 Jack Africk(e)...................................    21,212                  3.9                     3.5
 DIRECTORS AND EXECUTIVE OFFICERS
     AS A GROUP (7 PERSONS).......................   478,911                 90.7%                   80.9%


----------------------------
(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants to purchase an aggregate of 63,490 shares at an exercise price of $.01 per share is exercised and, in the column entitled "After Exercise of Warrants," that all of such warrants will be exercised.

(b) Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 271,300 shares of Common Stock, which represents approximately 51.4% of the outstanding shares assuming that none of the outstanding warrants are exercised, or 45.8% of the outstanding shares assuming that all such warrants are exercised. 240,000 shares owned by Helms Management Corp. are subject to a voting trust agreement pursuant to which Mr. Helms and David
      I. Brunson exercise certain voting powers and which may result in each of them being deemed a beneficial owner of such shares. See "Voting Trust Agreement." Because of Mr. Helms' ability to vote an additional 148,346 shares of Common Stock held by members of the Company's management in respect of the election of the Company's directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "Stockholders' Agreement." In connection with the transfer of 20,057 shares of Common Stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 37,990 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Productions, Inc. See "Voting Agreement."

(c) Includes (i) 2,250 shares of Common Stock owned by Mr. Brunson, (ii) 30,928 shares subject to currently exercisable stock options held by Mr. Brunson and (iii) 240,000 shares owned by Helms Management Corp. that are subject to a voting trust agreement pursuant to which Mr. Brunson exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "Voting Trust Agreement." In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.

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

           In addition, in connection with the transfer of 20,057 shares of Common Stock pursuant to the Stockholders' Agreement, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company.

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

           On April 26, 1988 and on December 15, 1988, Mr. Thomas F. Helms, Jr., Chief Executive Officer and President of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interest in National Tobacco and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr.. Helms for the benefit of his children owns all of the non-voting capital stock, issued a promissory note to the Company in the aggregate principal amount of $886,686.30, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686.30 to cover certain income tax liabilities of Helms Management Corp. resulting from the conversion of LLC to a "C" corporation in connection with the Acquisition. Upon execution of the $886,686.30 note, the prior notes issued by Mr. Helms were cancelled. The current note bears interest at the rate of 6.5% per annum and has a final maturity on March 31, 2003. On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned conversion of LLC. This note bears interest at the rate of 6.5% per annum and has a final maturity on December 31, 2003. On April 20, 2001 and on November 12, 2001, additional loans, each in the amount of $150,000, were made to Mr. Helms on the same terms as the existing loans. As of February 28, 2002, the aggregate amount outstanding, including accrued interest, under the above notes was approximately $1,413,000.

           Kent Helms and Thomas F. Helms, III, sons of Thomas F. Helms, Jr., are employed by the Company as Director eBusiness Development and as Associate Manager-Marketing, respectively. During 2001, Kent Helms received aggregate compensation of $65,000 and Thomas F. Helms, III received aggregate compensation of $66,000 for services in such capacities. Pursuant to a policy adopted by the Board of Directors, their compensation is subject to the approval of, and was approved by, the directors who are not members of Management.

           Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company effective December 31, 1998, but continues to serve as a member of the Company's Board of Directors. In connection with Mr. Africk's resignation from employment, he and the Company entered into a consulting agreement (the "Africk Consulting Agreement") pursuant to which, Mr. Africk provides consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The Africk Consulting Agreement is subject to annual renewals and has been renewed through 2002. For 2001, Mr. Africk received $75,000 pursuant to the terms of the Africk Employment Agreement, and an additional $50,000 for consulting services that exceeded the extent of services contemplated by the Africk Consulting Agreement.

           Marc S. Cooper is a Managing Director of Peter J. Solomon Company Limited ("PJSC"), an investment banking and financial advisory firm. In June 2001, the Company engaged PJSC to render general financial and strategic advisory services through May 1, 2004. As compensation therefore, the Company agreed to pay PJSC a one time retainer fee consisting of warrants to purchase 3,000 shares of Common Stock at an exercise price of $40.00 per share, which warrants have not yet been issued, and to reimburse PJSC for out-of-pocket expenses incurred in connection with its provision of services.

           On March 8, 2002, the Board of Directors voted to allow certain employees with outstanding loans from the Company to replace their existing loan obligations, which mature on March 31, 2003, for new loan obligations, to be effective March 31, 2002, with the following terms: 1) an interest rate of 5.0% per annum and 2) a maturity of March 31, 2008. The Named Executives offered this opportunity and the amounts of their loans were: Thomas F. Helms, Jr., $1,413,000; David I. Brunson, $60,000; and Christopher N. Kounnas, $35,000. The substitution has not yet taken place.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)        1.  Financial Statements:

           The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:


                          INDEX TO FINANCIAL STATEMENTS

NORTH ATLANTIC TRADING COMPANY, INC.                                                                               PAGE
------------------------------------                                                                               ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants.............................................................................      F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000..................................................      F-2
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31,
      2001, 2000, and 1999....................................................................................      F-3
Consolidated Statements of Cash Flows for the
      years ended December 31, 2001, 2000, and 1999...........................................................      F-4
Consolidated Statements of Changes in Stockholders' Deficit for the
      years ended December 31, 2001, 2000, and 1999...........................................................      F-5
Notes to Consolidated Financial Statements....................................................................      F-6


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
                  Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

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
                  Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

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
                  2, 1999, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp. (incorporated by reference to Exhibit 9.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

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
                  North Atlantic Trading Company, Inc., the various lending institutions referenced therein, and National Westminster Bank plc, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

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
                  Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.23      --     Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.24      --     Amendment, dated as of February 1, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.39 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.25      --     Consent, dated as of March 12, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.40 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.26      --     Subscription Agreement, dated as of March 24, 1998, between
                  North Atlantic Trading Company, Inc. and David I. Brunson
                  (incorporated herein by reference to Exhibit--10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.27      --     Promissory Note, dated March 24, 1998, issued by David I.
                  Brunson in favor of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 10.44 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.28      --     Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.29++    --     Letter Agreement, dated September 24, 1999, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to Exhibit 10.34 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2000).

10.30++    --     North Atlantic Trading Company, Inc. 1999 Executive Incentive
                  Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.31++    --     North Atlantic Trading Company, Inc. 1999 Management Bonus
                  Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.32      --     Loan Agreement, dated as of December 29, 2000, by and among
                  North Atlantic Trading Company, Inc., National Tobacco
                  Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation and Bank One, Kentucky
                  N.A., as agent bank and the various lending institutions named therein (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.33      --     Security Agreement, dated as of December 29, 2000, among North
                  Atlantic Trading Company, Inc., National Tobacco Company,
                  L.P., North Atlantic Operating Company, Inc., National Tobacco
                  Finance Corporation and Bank One Kentucky, N.A., as agent for certain lending institutions (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.34      --     Guaranty Agreement, dated as of December 29, 2000, among
                  National Tobacco Company, L.P., North Atlantic Operating
                  Company, Inc., National Tobacco Finance Corporation and Bank
                  One, Kentucky, N.A., as agent for certain lending institutions
                  (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.35      --     Pledge Agreement, dated as of December 29, 2000 among and
                  North Atlantic Trading Company, Inc., National Tobacco
                  Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation and Bank One Kentucky,
                  N.A., as agent for certain lending institutions (incorporated by reference to Exhibit 10.35 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2000).

10.36*++   --     2001 Share Incentive Plan of North Atlantic Trading Company,
                  Inc.

21         --     Subsidiaries of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).


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


Date: March 29, 2002
                                     NORTH ATLANTIC TRADING COMPANY, INC.

                                     By: /s/ Thomas F. Helms, Jr.
                                         -------------------------------------
                                         Thomas F. Helms, Jr.
                                         Chairman and Chief Executive Officer


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

SIGNATURE                                              TITLE                                   DATE
---------                                              -----                                   ----
/s/ Thomas F. Helms, Jr.             Chairman of the Board                                 March 29, 2002
--------------------------------     and Chief Executive Officer
Thomas F. Helms, Jr.                 (Principal Executive Officer)


/s/ David I. Brunson                 Director, Executive Vice President                    March 29, 2002
--------------------------------     Finance and Administration, Chief Financial Officer
David I. Brunson                     (Principal Financial and Accounting Officer)


/s/ Jack Africk                      Director                                              March 26, 2002
--------------------------------
Jack Africk


/s/ Marc S. Cooper                   Director                                              March 26, 2002
--------------------------------
Marc S. Cooper


NORTH ATLANTIC TRADING COMPANY, INC.
AND SUBSIDIARIES


REPORT ON AUDITS OF CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, OTHER COMPREHENSIVE INCOME (LOSS), CASH FLOWS AND CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 C O N T E N T S

                                                                                       PAGES
                                                                                       -----
Report of Independent Accountants                                                       F-1


Financial Statements:

   Consolidated Balance Sheets as of December 31,
         2001 and 2000                                                                  F-2

   Consolidated Statements of Operations and Other Comprehensive Income (Loss)
         for the years ended December 31, 2001, 2000 and 1999                           F-3

   Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                               F-4

   Consolidated Statements of Changes in Stockholders' Deficit for
         the years ended December 31, 2001, 2000 and 1999                               F-5

   Notes to Consolidated  Financial Statements                                          F-6



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, other comprehensive income (loss), cash flows, and changes in stockholders' deficit present fairly, in all material respects, the financial position of North Atlantic Trading Company, Inc. and Subsidiaries (the Company) at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition".




/s/ PricewaterhouseCoopers LLP

New York, New York



February 18, 2002

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(dollars in thousands except share data)


                                            ASSETS                                         2001                  2000
                                                                                   ---------------------  --------------------
Current assets:
   Cash                                                                                     $     1,130           $     1,453
   Accounts receivable                                                                            5,672                 4,182
   Inventories                                                                                   43,967                49,172
   Income taxes receivable                                                                          233                   233
   Other current assets                                                                           1,702                 2,070
                                                                                   ---------------------  --------------------
            Total current assets                                                                 52,704                57,110
Property, plant and equipment, net                                                                5,233                 5,267
Deferred income taxes                                                                            26,644                29,294
Deferred financing costs                                                                          4,028                 5,360
Goodwill, net                                                                                   123,557               129,047
Other assets                                                                                      2,718                 1,679
                                                                                   ---------------------  --------------------
            Total assets                                                                   $    214,884          $    227,757
                                                                                   =====================  ====================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                         $     2,614           $     2,454
   Accrued expenses                                                                               3,403                 3,124
   Deferred income taxes                                                                          9,542                10,149
   Current portion of notes payable and long-term debt                                           12,500                12,500
                                                                                   ---------------------  --------------------
            Total current liabilities                                                            28,059                28,227
Notes payable and long-term debt                                                                155,000               167,500
Other long-term liabilities                                                                      10,994                 9,517
                                                                                   ---------------------  --------------------
            Total liabilities                                                                   194,053               205,244
                                                                                   ---------------------  --------------------
Preferred stock, net of unamortized discount of $918 in 2001 and $1,089 in 2000;
     mandatory redemption value of $58,051 in 2001 and $51,500
     in 2000                                                                                     57,443                50,698
                                                                                   ---------------------  --------------------
Stockholders' deficit:
   Common stock, voting, $.01 par value; authorized shares, 750,000;
       issued and outstanding shares, 528,241                                                         5                     5
   Common stock, nonvoting, $.01 par value; authorized shares, 750,000;
       issued and outstanding shares, -0-
   Additional paid-in capital                                                                     9,144                 9,111
   Loans to stockholders for stock purchases                                                      (187)                 (184)
   Accumulated other comprehensive loss                                                           (348)                     -
   Accumulated deficit                                                                         (45,226)              (37,117)
                                                                                   ---------------------  --------------------
            Total stockholders' deficit                                                        (36,612)              (28,185)
                                                                                   ---------------------  --------------------
                 Total liabilities and stockholders' deficit                               $    214,884          $    227,757
                                                                                   =====================  ====================

           The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands except share data)

                                                                         2001                2000                 1999
                                                                  -------------------  ------------------  -------------------
Net sales                                                                 $   93,748         $    93,145           $   94,461
Cost of sales                                                                 33,734              33,689               32,151
                                                                  -------------------  ------------------  -------------------
     Gross profit                                                             60,014              59,456               62,310
Selling, general and administrative expenses                                  31,461              30,474               27,940
Amortization of Goodwill                                                       5,490               5,490                5,490
                                                                  -------------------  ------------------  -------------------
     Operating income                                                         23,063              23,492               28,880
Interest expense and financing costs                                          19,742              22,261               23,488
Other income (expense)                                                       (2,642)             (1,801)                   16
                                                                  -------------------  ------------------  -------------------
     Income (loss) before income tax                                             679               (570)                5,408
Income tax expense                                                             2,043               1,529                3,813
                                                                  -------------------  ------------------  -------------------
     Income (loss) before extraordinary loss & cumulative
     effect of change in accounting principle                                (1,364)             (2,099)                1,595
Extraordinary loss, net of income tax benefit of $521                              -               (850)                    -
                                                                  -------------------  ------------------  -------------------
     Income (loss) before cumulative effect of change in
     accounting principle                                                    (1,364)             (2,949)                1,595
Cumulative effect of change in accounting principle,
           net of income tax benefit of $153                                       -               (251)                    -
                                                                  -------------------  ------------------  -------------------
     Net income (loss)                                                       (1,364)             (3,200)                1,595
Preferred stock dividends                                                      6,745               6,005                5,361
                                                                  -------------------  ------------------  -------------------
     Net loss applicable to common shares                               $    (8,109)        $    (9,205)         $    (3,766)
                                                                  ===================  ==================  ===================
Basic and Diluted earnings per common share:
Income (loss) before extraordinary loss &
   cumulative effect of change in accounting principle                   $    (2.58)         $    (3.98)           $     3.02
   Extraordinary loss, net of income tax benefit                                   -              (1.61)                    -
   Cumulative effect of change in accounting principle,

      net of income tax benefit                                                    -              (0.47)                    -
   Preferred stock dividends                                                 (12.77)             (11.37)              (10.15)
                                                                  -------------------  ------------------  -------------------
   Net loss                                                             $    (15.35)        $    (17.43)          $    (7.13)
                                                                  ===================  ==================  ===================
Weighted average common shares outstanding:
   Basic and Diluted                                                         528,241             528,241              528,241


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

Net income (loss)                                                       $    (1,364)        $    (3,200)          $     1,595

Other comprehensive income, net of tax benefit:
Net change related to cash flow hedges:
   Cumulative effect of accounting change                                         28                  -                     -
   Reclassification to net income                                               (28)                  -                     -
Minimum pension liability                                                      (348)                  -                     -
                                                                  -------------------  ------------------  -------------------
Comprehensive income (loss)                                             $    (1,712)        $    (3,200)          $     1,595
                                                                  ===================  ==================  ===================


           The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands except share data)

                                                                    2001                 2000                1999
                                                             ------------------  ------------------- -------------------
Cash flows from operating activities:
   Net income (loss)                                              $    (1,364)         $    (3,200)          $    1,595
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
     Extraordinary loss                                                      -                1,371                   -
     Depreciation                                                          637                1,067               1,923
     Amortization of goodwill                                            5,490                5,490               5,490
     Amortization of deferred financing costs                            1,332                2,275               2,276
     Deferred income taxes                                               2,043                  855               4,034
     Change in accrued pension liabilities                                 513                  201                 594
     Change in accrued postretirement liabilities                          615                  465                 557
     Compensation expense                                                   33                   33                  70
     Changes in operating assets and liabilities:
       Accounts receivable                                             (1,490)                  802                 502
       Inventories                                                       5,205                4,327               4,988
       Income tax receivable                                                 -                 (58)               (175)
       Other current assets                                                368                (382)               (414)
       Other assets                                                    (1,039)                (396)               (267)
       Accounts payable                                                    160                2,140               (144)
       Accrued expenses and other                                          280                (102)               (533)
                                                             ------------------  ------------------- -------------------
            Net cash provided by operating activities                   12,783               14,888              20,496
                                                             ------------------  ------------------- -------------------
Cash flows from investing activities:
   Capital expenditures, net                                             (603)                (456)               (770)
                                                             ------------------  ------------------- -------------------
            Net cash used in investing activities                        (603)                (456)               (770)
                                                             ------------------  ------------------- -------------------
Cash flows from financing activities:
   Payments on senior term loans                                      (12,500)             (15,864)            (19,721)
   Net loans to stockholders for stock purchases                           (3)                    -                  63
                                                             ------------------  ------------------- -------------------
            Net cash used in financing activities                     (12,503)             (15,864)            (19,658)
                                                             ------------------  ------------------- -------------------
Net increase (decrease) in cash                                          (323)              (1,432)                  68
Cash, beginning of period                                                1,453                2,885               2,817
                                                             ------------------  ------------------- -------------------
Cash, end of period                                                 $    1,130           $    1,453          $    2,885
                                                             ==================  =================== ===================
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                         $   18,466           $   20,737          $   21,563
                                                             ==================  =================== ===================
   Cash paid during the period for income taxes                              -                    -                   -
                                                             ==================  =================== ===================

           The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT for the years ended December 31, 2001, 2000 and 1999
(dollars in thousands)

                                                                            LOANS TO     ACCUMULATED
                                                 COMMON      ADDITIONAL   STOCKHOLDERS      OTHER                        TOTAL
                                                 STOCK,       PAID-IN      FOR STOCK    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                                 VOTING       CAPITAL      PURCHASES         LOSS         DEFICIT        DEFICIT
                                              ------------ ------------- ------------  -------------- -----------------------------
Beginning balance, January 1, 1999            $         5  $       9,020 $      (247)  $           -  $   (24,146) $      (15,368)

Compensation expense                                    -             58           -               -            -              58
Net loans to stockholders for stock purchases           -             -           63               -            -              63
Preferred stock dividend                                -             -            -               -      (5,361)          (5,361)
Net income                                              -             -            -               -       1,595            1,595
                                              ------------ ------------- ------------  -------------- -----------------------------

Ending balance, December 31, 1999                       5         9,078        (184)               -     (27,912)         (19,013)

Compensation expense                                    -            33            -               -            -               33
Preferred stock dividend                                -             -                            -      (6,005)          (5,361)
Net loss                                                -             -            -               -      (3,200)          (3,200)
                                              ------------ ------------- ------------  -------------- -----------------------------

Ending balance, December 31, 2000                       5         9,111        (184)               -     (37,117)         (28,185)

Compensation expense                                    -            33            -               -            -               33
Net loans to stockholders for stock purchases           -             -          (3)               -            -              (3)
Amount related to minimum pension liability             -             -            -           (348)            -            (348)
Preferred stock dividend                                -             -            -               -      (6,745)          (6,745)
Net loss                                                -             -            -               -      (1,364)          (1,364)
                                              ------------ ------------- ------------  -------------- -----------------------------
Ending balance, December 31, 2001             $         5  $      9,144  $      (187)  $       (348)  $  (45,226)  $      (36,612)
                                              ------------ ------------- ------------  -------------- -----------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION:

        North Atlantic Trading Company, Inc. and Subsidiaries (the Company) manufactures and distributes tobacco and related products through its smokeless tobacco and make-your-own operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy and Havana Blossom brand names. The make-your-own segment imports and distributes premium cigarette papers, smoking tobaccos and related products under the Zig-Zag brand name.

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

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.     BASIS OF PRESENTATION, CONTINUED:

        On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American, Inc. ("Swedish Match"), under which the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology and inventory. The transaction was challenged by the Federal Trade Commission ("FTC") as anti-competitive under the antitrust laws. As a result of actions taken by the FTC, on December 22, 2000, the Company and Swedish Match mutually agreed to terminate the Asset Purchase Agreement. Costs related to the sale of $1.8 million, which had previously been deferred, have been recognized in other expenses for the year ended December 31, 2000.


 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        CONSOLIDATION: The consolidated financial statements include the consolidated accounts of the Corporation, the Finance Corporation, the Partnership and NAOC. All inter-company accounts have been eliminated.

        REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company adopted SAB 101 effective January 1, 2000, resulting in a cumulative effect adjustment of $251,000 (net of tax benefit of $153,000) as of the date of adoption and a decrease in December 31, 2000 net income of $91,000 (net of tax benefit of $57,000). The change in accounting method would not have had a material effect on the statement of operations for the year ended 1999 if adopted in that year.

        SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $2,560,000, $2,443,000 and $2,561,000 in 2001, 2000, and 1999, respectively.

        INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

        FINANCIAL INSTRUMENTS: The Company enters into foreign currency forward contracts to hedge its exposure to changes in foreign currency exchange rates primarily on inventory purchase commitments. The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, resulting in a cumulative effect adjustment to increase other comprehensive income by $28,000. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are sold.

        STOCK-BASED COMPENSATION: The Company measures stock compensation costs related to the stock options described in Note 12 on the fair value based method which is the preferred method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value based method requires

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

        RISKS AND UNCERTAINTIES: Smokeless and make-your-own tobacco companies, like other manufacturers and sellers of tobacco products, are subject to regulation at the federal, state and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The trend in recent years has been toward increased regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by any federal, state or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        Further, in November 1998 most of the states, represented by their attorneys general acting through the National Association of Attorneys General (NAAG), signed two contracts: the Master Settlement Agreement
        (MSA) and the Smokeless Tobacco Master Settlement Agreement (STMSA). To the best of the Company's knowledge, the signatories to the MSA are 23 cigarette manufacturers and/or distributors and the only signatory to the STMSA is USST, Inc. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        RISKS AND UNCERTAINTIES, CONTINUED: Pursuant to the MSA and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with subaccounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states' statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of settling. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a final judgment against the Company. Either option - becoming a MSA signatory or establishing an escrow account - is permissible.

        NAOC has chosen to open and fund an escrow account. There can be no assurance as to whether entering into one or both settlement agreements or choosing not to do so or establishing and maintaining an escrow account pursuant to the above would have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Pursuant to the MSA escrow account statutes, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2001, the Company has recorded approximately $1,219,000 as an other non-current asset. During 2001, $401,772 was deposited into a qualifying escrow account bringing the total deposit balance to $510,392. As of December 31, 2001 the escrow balance is $527,740 which represents the total deposit balance plus $17,348 interest earned thereon. The remaining amount of approximately $691,000 relates to 2001 and will be deposited by April 15, 2002. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a judgment against the Company.

        USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        Company's significant estimates include those affecting the valuation and useful lives of property, plant and equipment and goodwill, assumptions used in determining pension and postretirement benefit obligations, accrued and deferred income taxes and litigation contingencies.

        CONCENTRATION OF CREDIT RISK: At December 31, 2001 and 2000, the Company had bank deposits in excess of federally insured limits of approximately $2.6 million and $1.8 million, respectively.

        The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 10.1% and 10.2% of the Company's smokeless tobacco and make-your-own revenues in 2001 and 2000, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

        OTHER INCOME (EXPENSE): Other expense of $2.6 million in 2001 represents legal, investigative and related expenses with respect to the infringement activities involving Zig-Zag premium cigarette papers. Other expense of $1.8 million in 2000 represents legal fees and other costs associated with the proposed sale of the smokeless tobacco segment, which was terminated in December 2000.

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

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 4.     INVENTORIES:

        The reduction of LIFO inventory quantities decreased net income of the Company by approximately $1.7 million and $1.5 million for the years ended December 31, 2001 and 2000, respectively.

        The components of inventories at December 31 are as follows (in thousands):

                                                                                              2001                 2000
                                                                                      --------------------- --------------------
           Raw materials and work in process                                                   $     2,125          $     2,354
           Leaf tobacco                                                                             12,404               14,378
           Finished goods - loose leaf tobacco                                                       2,431                3,397
           Finished goods - MYO products                                                             4,694                4,288
           Other                                                                                       681                  441
                                                                                      --------------------- --------------------
                                                                                                    22,335               24,858
           LIFO reserve                                                                             21,632               24,314
                                                                                      --------------------- --------------------
                                                                                               $    43,967          $    49,172
                                                                                      ===================== ====================


        The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.


 5.     PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment at December 31 consists of (in thousands):

                                                                                              2001                 2000
                                                                                      --------------------- --------------------

           Land                                                                                 $      654           $      654
           Buildings and improvements                                                                3,745                3,633
           Machinery and equipment                                                                   6,652                6,246
           Furniture and fixtures                                                                    2,149                2,064
                                                                                      --------------------- --------------------
                                                                                                    13,200               12,597
           Accumulated depreciation                                                                (7,967)              (7,330)
                                                                                      --------------------- --------------------
                                                                                               $     5,233          $     5,267
                                                                                      ===================== ====================

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 6.     GOODWILL:

        Goodwill at December 31 consists of (in thousands):

                                                                                             2001                  2000
                                                                                    ---------------------  --------------------
          Partnership goodwill, net of accumulated amortization of $4,500
                and $3,701 at December 31, 2001 and 2000, respectively              $             27,450   $             28,249

          NAOC goodwill, net of accumulated amortization of $21,175
                and $16,484 at December 31, 2001 and 2000, respectively                           96,107                100,798
                                                                                    ---------------------  --------------------

                                                                                    $            123,557   $            129,047
                                                                                    =====================  ====================



7.      OTHER ASSETS:

        Other assets at December 31, 2001 and 2000 includes loans and accrued interest to the principal shareholder of $1,413 and $1,037, respectively, and amounts related to the MSA escrow account of $1,219 and $487, respectively, as described in Note 2.



 8.     DEFERRED FINANCING COSTS:

        Deferred financing costs at December 31 consist of (in thousands):

                                                                                             2001                  2000
                                                                                    ---------------------  --------------------

          Deferred financing costs, net of accumulated amortization of
                $6,146 and $4,761 at December 31, 2001 and 2000,
                Respectively                                                        $               4,028  $              5,360
                                                                                    =====================  ====================



 9.     NOTES PAYABLE AND LONG-TERM DEBT:

        Notes payable and long-term debt at December 31 consists of (in thousands):

                                                                                               2001                  2000
                                                                                     ---------------------  --------------------

          Senior notes                                                               $            155,000   $            155,000
          Term borrowings under loan agreement                                                     12,500                 25,000
                                                                                     ---------------------  --------------------

                                                                                                  167,500                180,000
          Less current portion                                                                     12,500                 12,500
                                                                                     ---------------------  --------------------

                                                                                     $            155,000   $            167,500
                                                                                     =====================  ====================

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.      NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

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

        The Notes have no mandatory redemption requirements; however, they are redeemable at the option of the Company at a redemption price of 102.75%, plus accrued interest, on or after June 15, 2002 or 100.0%, plus accrued interest, on or after June 15, 2003 and thereafter. In addition, in the event of a change in control of the Company, as defined, the holders have the right to require the Company to repurchase the Notes at a purchase price of 101.0% plus accrued interest.

        The Company has a loan agreement (the Loan Agreement) with a bank which provided borrowings of $25.0 million under a term facility and a revolver with available credit of up to $10.0 million. The borrowings under the term facility require quarterly principal payments over the two-year period through the maturity date of December 31, 2002, while the revolver may be repaid and reborrowed as necessary, with any unpaid amounts due and payable upon its termination date of December 31, 2002. Borrowings under the term facility and revolver bear interest per annum at variable rates based on prime or LIBOR rates at the Company's option. The interest rate on borrowings under the term facility ranged from 4.62% to 6.05% at December 31, 2001. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolver.

        The Notes and the Loan Agreement include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Loan Agreement also requires the Company to meet a fixed charge coverage test. At December 31, 2001, the Company was in compliance with all provisions of the Notes and the Loan Agreement.

        Scheduled maturities (exclusive of future mandatory prepayments, if any) of the Company's notes payable and long-term debt are as follows (in thousands):


             Through December 31, 2002              $             12,500
             Through December 31, 2003                                 -
             Through December 31, 2004                           155,000
                                                    ---------------------
                                                    $            167,500
                                                    =====================

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.     INCOME TAXES:

        The income tax provision for the years ended December 31, 2001, 2000 and 1999 consists of the following components (in thousands):

                                              2001                   2000                   1999
                                      ---------------------- ---------------------- ---------------------
           Deferred:
              Federal                           $     1,828             $      839           $     3,609
              State and local                           215                     16                   204
                                      ---------------------- ---------------------- ---------------------

                                                $     2,043             $      855           $     3,813
                                      ====================== ====================== =====================

        Deferred tax assets and liabilities at December 31, 2001 and 2000 consist of (in thousands):

                                                                      2001                               2000
                                                        ---------------------------------  ---------------------------------
                                                             ASSETS        LIABILITIES          ASSETS       LIABILITIES
                                                        ---------------------------------  ---------------------------------
           Inventory                                                        $     9,542                       $    10,149
           Property, plant and equipment                        $    821                           $    703
           Goodwill                                               13,992                             17,031
           Accrued pension and postretirement costs                3,839                              3,166
           NOL carryforward                                        6,802                              7,336
           Other                                                   1,190                              1,058
                                                        ---------------------------------  ---------------------------------

           Deferred income taxes                               $  26,644    $     9,542            $ 29,294   $    10,149
                                                        =================================  =================================


        At December 31, 2001, the Company had NOL carryforwards for income tax purposes of $17.9 million which expire in the years beginning in 2012.

        The Company has determined that at December 31, 2001 its ability to realize future benefits of net deferred tax assets meets the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, no valuation allowance has been recorded.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.     INCOME TAXES, CONTINUED:

        Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                     2001                2000                1999
                                              ------------------  ------------------  ------------------
          Federal statutory rate                       35.0%              (35.0)%             35.0%
           tate taxes
          S                                            24.3                 3.2                5.7
          Goodwill amortization                       241.8                70.0               30.4
          Other                                       (0.7)                (1.8)              (0.6)
                                              ------------------  ------------------  ------------------

          Effective income tax rate                   300.4%               36.4%              70.5%
                                              ==================  ==================  ==================


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

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.     PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

        The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2001, and a statement of the funded status as of December 31 (in thousands):

                                                                  PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                                         -----------------------------------  -----------------------------------
                                                                2001              2000               2001             2000
                                                         -----------------------------------  -----------------------------------
            Reconciliation of benefit obligation:
               Benefit obligation at January 1           $          10,163 $         10,110   $          5,887 $           5,044
               Service cost                                            558              515                379               320
               Interest cost                                           738              682                435               396
               Actuarial loss (gain)                                   257            (758)                175               314
               Benefit  paid                                         (436)            (386)              (181)             (187)
                                                         -----------------------------------  -----------------------------------

            Benefit obligation at December 31            $         11,280  $         10,163   $          6,695 $           5,887
                                                         ===================================  ===================================

            Reconciliation of fair value of plan assets:
               Fair value of plan assets at January 1    $           8,640 $          8,648
               Actual return on plan assets                          (510)              270
               Employer contributions                                   35              109   $            181               187
               Benefit  paid                                         (436)            (387)              (181)             (187)
                                                         -----------------------------------  -----------------------------------

            Fair value of plan assets at December 31     $           7,729 $          8,640   $              - $               -
                                                         ===================================  ===================================

            Funded status:
               Funded status at December 31              $         (3,551) $        (1,523)   $        (6,695) $         (5,887)
               Unrecognized prior service cost                           8                8
               Unrecognized net (gain) loss                            194          (1,320)              (571)             (764)
                                                         -----------------------------------  -----------------------------------

            Net amount recognized                        $         (3,349) $        (2,835)   $         (7,266) $        (6,651)
                                                         ===================================  ===================================


        The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                                     PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                            ----------------------------------- ----------------------------------
                                                                  2001             2000               2001             2000
                                                            ----------------------------------- ----------------------------------

    Accrued benefit cost                                    $         (3,349)$         (2,835)  $         (7,266) $       (6,651)
    Minimum pension liability                                           (348)                -                  -               -
    Accumulated other comprehensive income                                348                -                  -               -
                                                            ----------------------------------- ----------------------------------

    Net amount recognized                                   $         (3,349)$         (2,835)  $         (7,266) $       (6,651)
                                                            =================================== ==================================

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.     PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

        The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

                                                       PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                           ----------------------------------------- -----------------------------------------
                                               2001          2000         1999           2001          2000         1999
                                           ----------------------------------------- -----------------------------------------
      Service cost                                $  558       $  515        $  651         $  379       $  320        $  335
      Interest cost                                  738          682           631            435          396           348
      Expected return on plan assets               (716)        (738)         (676)              -            -             -
      Amortization of gains and losses              (31)        (149)          (12)           (18)         (64)           (5)
                                           ----------------------------------------- -----------------------------------------

      Net periodic benefit cost                   $  549       $  310        $  594         $  796       $  652        $  678
                                           ========================================= =========================================


        The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                       PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                           ----------------------------------------- -----------------------------------------
                                               2001          2000          1999          2001          2000          1999
                                           --------------------------- ------------- --------------------------- -------------

       Discount rate                               7.25%        7.50%         8.00%          7.25%        7.50%         8.00%
       Expected return on plan assets              8.50%        8.50%         8.50%              -            -             -
       Rate of compensation increase               4.00%        4.00%         4.00%              -            -             -


        For measurement purposes, the assumed health care cost trend rate for participants under age 65 as of December 31, 2001 and 2000 was 7.5% and 8.0%, respectively, and for participants age 65 and over the rate was 6.5% and 7.0%, respectively. The health care cost trend rate was assumed to decline gradually to 5% for pre-age 65 and for post-age 65 costs over 27 years.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                         2001               2000                1999
                                                                  ------------------ ------------------  -----------------
           Effect on total of service and interest cost
                 components of net periodic postretirement
                 Cost                                                         $   3              $   2              $   2

           Effect on the health care component of
                 the accumulated postretirement benefit
                 Obligation                                                      35                 32                 27

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.     PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

        The Company also sponsors a voluntary retirement savings plan (401(k)). Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. Through December 31, 1998, the Company matched 50% of each eligible participant's contribution up to 5% of the participant's compensation for the plan year. Beginning January 1, 1999, the Company changed its matching contribution policy. The Company match for the Hourly employee was increased to 66.7% of each eligible participant's contribution up to 6% of compensation for the plan year. The Company match for the Salaried employees was increased to the greater of (1) 66.7% of each eligible participant's contribution up to 6% of compensation, or (2) 100% of the first 3% plus 50% of the next 2% of each eligible participant's contribution. Company matching is subject to a vesting schedule. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.3 million for each of the years ended December 31, 2001, 2000 and 1999.

12.     MANDATORILY REDEEMABLE PREFERRED STOCK:

        On December 31, 2001 and 2000, the Company had authorized 12 million shares of 12% Senior Payment-In-Kind Preferred Stock (the Preferred Stock) of which 2.32 million shares and 2.06 million shares, respectively, were issued and outstanding. Each share of Preferred Stock has a par value of $0.01 and a liquidation preference of $25, for total liquidation values of approximately $58.1 million and $51.5 million at December 31, 2001 and 2000, respectively. Prior to June 15, 2002, holders of the Preferred Stock are entitled to receive dividends at an annual rate of 12% of the liquidation preference, payable quarterly in cash or by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends, at the Company's option. Following June 15, 2002, dividends shall be payable in cash. Such quarterly dividend payments are subject to being able to access and to the availability of the Restricted Payments provision, as defined in the documentation governing the Notes and the Preferred Stock. Preferred stock dividends, including the interest accretion described below, for the years ended December 31, 2001, 2000 and 1999 were $6.7 million, $6.0 million, and $5.4 million, respectively, which were recorded as an increase in the carrying value of the Preferred Stock.

        On June 25, 1997, the holders of the Preferred Stock were issued warrants, with an original fair value of $1.7 million, to purchase 44,440 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount recorded as a discount on the carrying value of the Preferred Stock. This discount is being amortized under the interest method over the 10-year term of the Preferred Stock as a part of the annual preferred stock dividend requirement. Amortization of the discount was $0.2 million for each of the years ended December 31, 2001, 2000 and 1999.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.     MANDATORILY REDEEMABLE PREFERRED STOCK, CONTINUED:

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


13.     SHARE INCENTIVE PLAN:

        The Company has a share incentive plan covering certain key employees which provides for the grant of options to purchase common stock of the Company and other stock related benefits. As of December 31, 2001, no benefits other than the stock options described below had been granted. The total number of shares available for granting under the plan is 61,856. Stock option activity is summarized below:

                                                                        WEIGHTED            WEIGHTED
                                                                         AVERAGE            AVERAGE
                                                     INCENTIVE          EXERCISE           GRANT DATE
                                                      SHARES              PRICE            FAIR VALUE
                                                 ------------------ ------------------  -----------------
            Outstanding, December 31, 1999                  59,760          $   18.19          $   26.51

            Granted                                          2,000              18.19              26.51
            Exercised                                            -                  -                  -
            Forfeited                                            -                  -                  -
                                                 ------------------ ------------------  -----------------
            Outstanding, December 31, 2000                  61,760              18.19              26.51
                                                 ------------------ ------------------  -----------------

            Granted                                              -                  -                  -
            Exercised                                            -                  -                  -
            Forfeited                                            -                  -                  -
                                                 ------------------ ------------------  -----------------
            Outstanding, December 31, 2001                  61,760          $   18.19          $   26.51
                                                 ================== ==================  =================

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.     SHARE INCENTIVE PLAN, CONTINUED:

        Of the stock options outstanding on December 31, 2001, 57,760 were exercisable, with an additional 4,000 becoming exercisable in 2002 through 2004. All stock options expire 15 years from the grant date. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

        A significant percentage of the stock options described above includes a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

        The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is remeasured on each reporting date with the expense amount adjusted for changes in the fair value of the company stock on that date. Compensation expense of $33,000, $33,000 and $70,000 ($20,000, $20,000 and $43,000 net of deferred income tax benefit) has been recognized in the statements of operations for the years ended December 31, 2001, 2000 and 1999, respectively.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                               FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                 --------------------------------------------------------------
                                                                       INCOME               SHARES              PER SHARE
                                                                     (NUMERATOR)         (DENOMIMATOR)           AMOUNT
                                                                 --------------------------------------------------------------
            Net loss                                             $        (1,364)
            Less: Preferred stock dividends                               (6,745)
                                                                 -----------------

            Basic and diluted:
               Net loss available to common stockholders         $        (8,109)            528,241          $    (15.35)
                                                                 ==============================================================


                                                                               FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                 --------------------------------------------------------------
                                                                       INCOME               SHARES              PER SHARE
                                                                     (NUMERATOR)         (DENOMIMATOR)           AMOUNT
                                                                 --------------------------------------------------------------

            Net loss before extraordinary loss and cumulative
               effect of change in accounting principle          $        (2,099)
            Extraordinary loss, net of income tax benefit                   (850)
            Cumulative effect of change in accounting
               principle, net of income tax benefit                         (251)
            Less: Preferred stock dividends                               (6,005)
                                                                 -----------------

            Basic and diluted:
               Net loss available to common stockholders         $        (9,205)            528,241          $    (17.43)
                                                                 ==============================================================



                                                                               FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                 --------------------------------------------------------------
                                                                       INCOME               SHARES              PER SHARE
                                                                     (NUMERATOR)         (DENOMIMATOR)           AMOUNT
                                                                 --------------------------------------------------------------

            Net income                                           $         1,595
            Less: Preferred stock dividends                               (5,361)
                                                                 -----------------

            Basic and diluted:
               Net loss available to common stockholders         $        (3,766)            528,241          $     (7.13)
                                                                 ==============================================================

        The calculations above are based on the weighted average number of shares of common stock outstanding during the year. Common equivalent shares from stock options of 61,760 and warrants of 63,490 are excluded from the computations as their effect is antidilutive.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


15.     EXTRAORDINARY LOSS:

        Upon the refinancing of the Company's term loan on December 29, 2000 as described in Note 8, the Company recorded an extraordinary loss of $0.9 million (net of tax benefit of $0.5 million) for the write-off of related deferred financing costs.


16.     FOURTH QUARTER ADJUSTMENT:

        The fourth quarters of 2001 and 2000 include adjustments to increase the income tax provision by approximately $1,490,000 and $1,140,000, respectively, as a result of the year-end income tax computations. The fourth quarter 2000 also included an adjustment to increase the LIFO expense by approximately $1.5 million, net of income tax of approximately $0.9 million.


17.     CONTINGENCIES:

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

        The complaint sought a preliminary and permanent injunction preventing defendants from selling smokeless tobacco products without a "clear and reasonable" warning, as well as an injunction ordering defendants to undertake a court-approved public information campaign to instruct children that the use of smokeless tobacco products results in exposure to substances

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        known to the State of California to cause cancer and reproductive harm. The plaintiffs also sought an award of statutory penalties and damage for each violation of Proposition 65 and the Unfair Competition Act, disgorgement of profits from the sale of smokeless tobacco products, and attorney's fees and costs. On December 17, 2001 the case was settled. The terms of the settlement were immaterial to National Tobacco's results.

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

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        The Company has counterclaimed alleging that Republic Tobacco's trade practices in the southeastern United States have unlawfully restricted North Atlantic Operating Company's ability to expand the distribution of Zig-Zag premium cigarette papers in the southeast, where sales have been historically underdeveloped.

        The Company intends to vigorously pursue its claims set forth in the Kentucky and Illinois Complaints and intends to vigorously defend against the claims asserted in the Illinois Complaint. With respect to the claims set forth in the Illinois Complaint, the Company filed a Motion to Dismiss concerning a substantial portion of the claims against the Company, and believes that the claims against the Company are without merit.

        On April 9, 1999, the Court in the Illinois case dismissed certain of Republic's claims against the Company, including Republic's monopolization claim. The Court also dismissed the Company's counterclaims with leave to replead those claims. The Company has done so. On September 17, 1999, Republic filed a Second Amended Complaint, which was substantially identical to the original complaint, except that it alleged a series of purportedly monopolistic practices on a regional market basis against the Company. The Company filed a motion to dismiss the allegations for failure to state a claim on which relief could be granted. On December 23, 1999, the Court dismissed the antitrust claims in Republic's Second Amended Complaint.

        On October 20, 2000 Republic filed a motion to dismiss, stay, or transfer the Kentucky proceeding to the Illinois Court. On December 19, 2000, the Court denied Republic's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic may not be entitled to any preference on forum selection which would ordinarily be given because it was first to file.

        During 2001, expert discovery was completed. Subsequently, both parties have moved for summary judgment on the others claims. These motions for summary judgment are now pending before the Court.

        WEST VIRGINIA COMPLAINTS. On October 6, 1998 National Tobacco was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). While National Tobacco was served with a single service and complaint, the caption lists 65 separate plaintiffs, each with an individual case number.

        On November 13, 1998, National Tobacco was served with a summons and complaint in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). While National Tobacco was served with a single summons and complaint, the caption of the complaint lists 18 separate plaintiffs, each with an individual case number. This action was filed by the same

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        plaintiffs' attorney who filed the Allen action and the complaint is identical in most material respects.

        These two actions were commenced by two separate plaintiffs, "individually and/or as the representatives of the various descendants named herein [who] are residents of the State of West Virginia and/or smoked cigarettes or used other tobacco products, manufactured, promoted, advertised, marked, sold and/or distributed by all defendants." The complaints contain no specific allegations referring to any individual plaintiff. These two actions were brought against major manufacturers of cigarettes, smokeless tobacco products, and certain other organizations.

        The complaints allege that "plaintiffs and plaintiffs' descendents suffer/had suffered from a form of cancer or vascular disease and other injuries due wholly or in part to defendants' products and/or activities." The complaints further allege that the actions "arise from decades of intentionally wrongful conduct by the defendants who have manufactured, promoted, and sold cigarettes and both smokeless and loose tobacco to the plaintiffs and plaintiffs descendants and millions of Americans while knowing, but denying and concealing that their products cause diseases, including but not limited to esophageal, laryngeal, pharyngeal, mouth and throat cancers and Buerger's Disease." The complaints do not identify which plaintiffs, if any, allege injury as a result of the use of smokeless tobacco. The complaints seek unspecified compensatory damages. The Company intends to vigorously defend against each such complaint.

        In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. National Tobacco was named in only six of the cases, five of which allege consumption, prior to the formation of National Tobacco, of products bearing the trademarks currently owned by National Tobacco. The remaining case alleges lung cancer as the injury. In subsequent discovery, the remaining plaintiff testified that his only use of Beech-Nut chewing tobacco predated National Tobacco's acquisition of the brand. National Tobacco has been dismissed from the first five cases, and intends to vigorously defend the remaining action.

        The Akers complaint asserts 24 unspecified counts and seeks referral to the West Virginia Mass Litigation Panel, because the actions allegedly "involve multiple plaintiffs pursuing related claims or actions involving one or more common questions of act or law and the plaintiffs seek damages caused by some "product."

        Discovery of all tobacco-related (cigarette, cigar and smokeless products) actions in the State of West Virginia, including the Allen and Akers cases, has been referred to a Mass Litigation Panel, and assigned to one judge. On January 11, 2000, the judge assigned the cases issued an order concerning discovery schedules and establishing a trial procedure for the purpose of trying all issues of law and fact common to all defendants. On February 29, 2000, West

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        Virginia plaintiffs' counsel, pursuant to the court's order, identified all individual plaintiffs and the defendants against whom they had claims. No individual plaintiff in the Akers cases alleged use of a product manufactured by National Tobacco, although National Tobacco remains a defendant in those actions. In subsequent discovery, one Akers plaintiff alleged use of a National Tobacco product. However, that plaintiff alleges that he has lung cancer.

        On September 14, 2000, National Tobacco was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). While National Tobacco was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 539 separate plaintiffs, each with an individual case number. Only one of these plaintiffs alleged use of a product currently manufactured by National Tobacco. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether National Tobacco is a proper defendant in this case.

        On September 19, 2000, National Tobacco was served with a Summons and Consolidated Complaint filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). While National Tobacco was served with a single Summons and Consolidated Complaint, the caption of the Consolidated Complaint lists 561 separate plaintiffs, each with an individual case number. A total of five of these plaintiffs allege use of a product currently manufactured by National Tobacco. One of these plaintiffs does not specify the time period during which the product was allegedly used, and one alleges use that covers, in part, a period when National Tobacco did not manufacture the product. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and National Tobacco's Beech-Nut chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of Beech-Nut chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of National Tobacco's Durango Ice chewing tobacco from 1990 to 2000 (although Durango Ice did not come onto the market until 1999).

        In November 2001, National Tobacco was served with four separate summonses and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions entitled Donald Nice v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-480), Ralph
        A. Prochaska, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482). Allege that the individual plaintiffs suffer from various diseases including emphysema, heart disease, lung cancer, arterial blockage, and "addiction" to nicotine, allegedly resulting from the use of various tobacco

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        products, none of which is or has ever been manufactured by National Tobacco. The Plaintiffs in these four actions also allege a conspiracy among "the Tobacco Defendants ...to mislead, deceive and confuse the government, the public, and West Virginia Plaintiffs, concerning the harmful effects of their products on the health of individuals, that nicotine is the active addictive component in manufactured tobacco products, and that defendants artificially, intentionally and scientifically manipulate nicotine delivery in manufactured tobacco products to ensure that users remain addicted. . . ." These actions were brought against major manufacturers of cigarettes, smokeless tobacco products (including National Tobacco) and other tobacco products, and certain other organizations.

        The four complaints assert counts alleging negligence and negligent misrepresentation, strict liability/failure to warn prior to 1970 and strict liability/design defect of unreasonably dangerous product, false representation, deceit, fraudulent concealment, civil conspiracy, breach of express and implied warranty, punitive damages, violations of the West Virginia general consumer protection and antitrust acts and loss of consortium. The complaints seek unspecified compensatory and punitive damages. These four actions have also been consolidated with the cases pending before the West Virginia Mass Litigation Panel. National Tobacco intends to vigorously defend these actions.

        Trial of these matters was planned in two phases. In the initial phase, a trial was to be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed, however, in the cigarette cases the Court has allowed additional discovery.

        The trial of the smokeless tobacco cases has been postponed indefinitely. The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion was granted, thus, the trial date on the smokeless tobacco claims has now been postponed indefinitely.

        MINNESOTA COMPLAINT. On September 24, 1999, National Tobacco was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using National Tobacco's (and, prior to the formation of National Tobacco, Lorillard's) Beech-Nut brand and Pinkerton's Red Man brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. The case has been removed to federal court. Motions to dismiss were filed

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        on all counts except for negligence and, on September 28, 2000, the Court granted all of National Tobacco's motions. The sole cause of action remaining is for negligence. The Court, however, granted leave to the plaintiff to replead within sixty days those alleged causes of action based on alleged fraud. On December 18, 2000, the Plaintiff filed an amended complaint reasserting fraud claims. On January 19, 2001, defendants again moved to dismiss the fraud claims. On July 5, 2001, the Court dismissed one of plaintiff's statutory fraud counts, but held that the remaining fraud courts were adequately pleaded. Discovery is continuing as to the remaining claims. The Court has ordered that the case be ready for trial in February 2003.

        Although the Company believes that it has good defenses to the above actions in West Virginia and Minnesota and it intends to vigorously defend each such action, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a materially adverse effect on the Company's financial position, results of operations and cash flows.

        TEXAS INFRINGING PRODUCTS LITIGATION. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of Zig-Zag brand cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit Zig-Zag products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants, including Import Warehouse Inc. and its owner/operator Ravi Bhatia. Those settlements included a consent injunction against distribution of infringing or counterfeit goods. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its future premium cigarette paper business.

        On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit Zig-Zag(R) brand products in the Bollore S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing the counterfeit Zig-Zag(R) cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court. On October 12, 2001, Bollore filed proposed findings of fact and conclusions of law at the request of the Court. On November 16, 2001, the Court issued its written Order of Contempt, inter alia, estimating a damage amount to be in excess of $11 million, and referring the matter to the United States Attorney with a recommendation that criminal charges for counterfeiting, criminal contempt and perjury be brought. The Court later directed the parties to submit specific damages evidence. On January 17, 2002, the Company filed its damages submission, calculating damages to be approximately $14.5 million. That application is currently pending.

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        On December 5, 2001, the contemptuous defendants filed an appeal of the Contempt Order, claiming that the 1999 injunction entered on the record was technically invalid and that the factual record does not support the finding of contempt. The Company and Bollore on February 22, 2002 filed a motion with the appellate court urging that the Court dismiss the appeal as premature. That motion is pending. If the Court denies that motion, the plaintiffs intend to defend the Contempt Order vigorously.

        On February 5, 2002, the District Court in the Bollore case granted Bollore's motion to amend the Complaint to add the Company and NAOC as plaintiffs.

        Pursuant to a separate agreement between the parties, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and the Company after the payment of all expenses. A full trial on the merits has been scheduled for April 1, 2002.

        On February 7, 2002, Bollore, NAOC and the Company filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. The Company alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. The hearing date for that contempt order has not been set.

        CALIFORNIA INFRINGING PRODUCTS LITIGATION. On March 23, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. ("NAOC"), its subsidiary, in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC
        (MANx)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit Zig-Zag(R) brand cigarette papers. As part of that action, the plaintiffs sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on March 27, 2001. The plaintiffs also obtained a seizure order and, on April 3, 2001, executed it against seven of the distributors. All seven were found to be in possession of counterfeit products. On April 10, 2001, the court granted a preliminary injunction against all of the defendants, barring the sale of counterfeit or infringing Zig-Zag(R) brand products, and requiring the defendants to effect a recall of counterfeit products from the market. Trial is currently scheduled for June 18, 2002. Any collections of judgments in this case are to be divided evenly between Bollore and NAOC.

        On May 22, 2001, the Company participated as co-plaintiff with Bollore, S.A. and North Atlantic Operating Company, Inc. in an action entitled Bollore, S.A. v. Buy-Rite Wholesale (Case No. CV 01-4570 FMC (MAN)), filed in the United States District Court for the Central District of California. The plaintiffs alleged that seven distributors and retailers in California were selling counterfeit Zig-Zag(R)brand cigarette papers. As part of that action, the plaintiffs

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.     CONTINGENCIES, CONTINUED:

        sought and obtained temporary restraining orders prohibiting the sale of such counterfeit products on May 22, 2001. The plaintiffs also obtained a seizure order and, on May 31, 2001, executed it on six of the defendants. Of the six, four were found to be in possession of counterfeit products, and a fifth was in possession of infringing foreign products. Nonetheless, on June 7, 2001, the Court declined to issue a preliminary injunction against the continuing sale of counterfeit or infringing goods. Plaintiffs applied to the court for reconsideration as to all defendants. On August 3, 2001 the court again declined to issue a preliminary injunction, without prejudice to filing a more detailed motion. Trial of this matter is currently scheduled for July 23, 2002.

        Discovery is continuing in all of the above cases and the Company intends to vigorously pursue the defendants for damages. Management believes that the successful prosecution of this litigation, whether by settlement or otherwise, would have a favorable impact on its premium cigarette paper business, which has been adversely affected by this counterfeiting activity. No gain contingencies have been recorded for these matters.

        In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. The Company does not consider any of these other proceedings to be material. For a description of regulatory matters and related industry litigation in which the Company is a party, see Part I, Item 1. "Business--Regulation."

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

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.     PARENT-ONLY FINANCIAL INFORMATION, CONTINUED:

        Following is unaudited parent-only summarized financial information of the Corporation (in thousands):

                                                                                           2001                 2000
                                                                                  --------------------- --------------------
          Noncurrent assets                                                       $            195,462  $            210,207
          Current liabilities                                                                   20,164                20,468
          Noncurrent liabilities                                                               155,000               167,500
          Redeemable preferred stock                                                            57,443                50,698

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                           2001                 2000
                                                                                  --------------------- --------------------

          Equity in earnings of subsidiaries                                      $             18,746  $             19,551
          Income loss before extraordinary loss and preferred stock dividends                  (1,308)               (2,305)



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

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19.        SEGMENT INFORMATION, CONTINUED:

        The table below presents financial information about reported segments for 2001, 2000 and 1999 (in thousands):

                                                SMOKELESS                                   ELIMINATIONS
                   2001                          TOBACCO             MAKE-YOUR-OWN           AND OTHER              TOTAL
 ----------------------------------------- -------------------- ------------------------ ------------------- --------------------
 Net sales                                          $   39,177             $     54,571           $       -         $     93,748
 Adjusted EBITDA                                        10,542                   22,491                                   33,033
 Assets                                                 68,106                  236,904            (90,126)              214,884

                   2000
 -----------------------------------------

 Net sales                                              39,733                   53,412                   -               93,145
 Adjusted EBITDA                                        10,684                   22,498                                   33,182
 Assets                                                 73,845                  223,732            (69,820)              227,757

                   1999
 -----------------------------------------

 Net sales                                              45,814                   48,647                   -               94,461
 Adjusted EBITDA                                        14,747                   22,941                                   37,688
 Assets                                                 81,482                  208,539            (46,418)              243,603


        A reconciliation of Adjusted EBITDA to total consolidated operating income for 2001, 2000, and 1999 is as follows (in thousands):

                                                         2001                2000                1999
                                                  ------------------------------------------------------------
            Adjusted EBITDA                               $   33,033          $    33,182         $    37,688
            Depreciation expense                               (637)              (1,067)             (1,923)
            Amortization expense                             (5,490)              (5,490)             (5,490)
            LIFO adjustment                                  (2,682)              (2,434)               (174)
            Stock option expense                                (33)                 (33)                (70)
            Postretirement/Pension expense                   (1,128)                (666)             (1,151)
                                                  ------------------------------------------------------------

            Operating income                              $   23,063          $    23,492          $   28,880
                                                  ============================================================


NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.     NEW ACCOUNTING STANDARDS:

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16 "Business Combinations", and Statement of Financial Accounting Standards No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

        Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and other intangible assets believed to have indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under SFAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. Management has not completed the transitional impairment test and has not determined whether an impairment adjustment will be required upon adoption. Additionally, Management has not yet determined the impact of SFAS 142 on the Company's amortization expense. The adoption of SFAS 142 will not impact the Company's Adjusted EBITDA, which is Management's performance standard.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which

NORTH ATLANTIC TRADING COMPANY, INC AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.     NEW ACCOUNTING STANDARDS, CONTINUED:

        control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt FAS 144 in the first quarter 2002. Management has not determined the impact of FAS 144 but does not believe that the adoption will have a material effect on the Company's results of operations or financial position.

        During 2001, the Emerging Issues Task Force issued: EITF No. 00-14, "Accounting for Certain Sales Incentives" addressing the recognition, measurement and statement of earnings classification of certain sales incentives; and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company will adopt EITF 00-14 and 00-25 in the first quarter of 2002. Management is currently evaluating the impact of EITF 00-14 and 00-25 and expects that their adoption will result in a reclassification of certain expenses from selling, general and administrative expenses to net sales with no impact on the operating income (loss) or net income (loss) for 2002 and future years. Prior year amounts will be reclassified to be consistent with the Company's 2002 presentation.

                                  EXHIBIT INDEX

                                       TO

                      NORTH ATLANTIC TRADING COMPANY, INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

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
                  Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

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
                  Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

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
                  2, 1999, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp. (incorporated by reference to Exhibit 9.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

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
                  North Atlantic Trading Company, Inc., the various lending institutions referenced therein, and National Westminster Bank plc, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

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
                  Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.23      --     Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.24      --     Amendment, dated as of February 1, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.39 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.25      --     Consent, dated as of March 12, 1998, among North Atlantic
                  Trading Company, Inc., the various lending institutions referenced therein and National Westminster Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.40 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.26      --     Subscription Agreement, dated as of March 24, 1998, between
                  North Atlantic Trading Company, Inc. and David I. Brunson
                  (incorporated herein by reference to Exhibit--10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.27      --     Promissory Note, dated March 24, 1998, issued by David I.
                  Brunson in favor of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 10.44 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.28      --     Promissory Note, dated April 14, 1998, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.29++    --     Letter Agreement, dated September 24, 1999, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to Exhibit 10.34 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2000).

10.30++    --     North Atlantic Trading Company, Inc. 1999 Executive Incentive
                  Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.31++    --     North Atlantic Trading Company, Inc. 1999 Management Bonus
                  Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.32      --     Loan Agreement, dated as of December 29, 2000, by and among
                  North Atlantic Trading Company, Inc., National Tobacco
                  Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation and Bank One, Kentucky
                  N.A., as agent bank and the various lending institutions named therein (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.33      --     Security Agreement, dated as of December 29, 2000, among North
                  Atlantic Trading Company, Inc., National Tobacco Company,
                  L.P., North Atlantic Operating Company, Inc., National Tobacco
                  Finance Corporation and Bank One Kentucky, N.A., as agent for certain lending institutions (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.34      --     Guaranty Agreement, dated as of December 29, 2000, among
                  National Tobacco Company, L.P., North Atlantic Operating
                  Company, Inc., National Tobacco Finance Corporation and Bank
                  One, Kentucky, N.A., as agent for certain lending institutions
                  (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.35      --     Pledge Agreement, dated as of December 29, 2000 among and
                  North Atlantic Trading Company, Inc., National Tobacco
                  Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation and Bank One Kentucky,
                  N.A., as agent for certain lending institutions (incorporated by reference to Exhibit 10.35 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2000).

10.36*++   --     2001 Share Incentive Plan of North Atlantic Trading Company,
                  Inc.

21         --     Subsidiaries of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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