Form 10-Q
period 2002-03-31
NORTH ATLANTIC TRADING CO INC
filed 2002-05-15
CIK 1042787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of April 30, 2002.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except par value)

                                                                         March 31,                   December 31,
                                                                           2002                          2001
                                                                           ----                          ----
                                                                        (Unaudited)
Current Assets:
      Cash                                                            $       1,063                  $       1,130
      Accounts receivable                                                     9,188                          5,672
      Inventory                                                              43,523                         43,967
      Income taxes receivable                                                   233                            233
      Other current assets                                                    1,107                          1,702
                                                                      -------------                  -------------

           Total current assets                                              55,114                         52,704

Property, plant and equipment (net)                                           5,158                          5,233

Deferred income taxes                                                        25,732                         26,644

Deferred financing costs                                                      3,681                          4,028

Goodwill (net)                                                              123,557                        123,557

Other assets                                                                  2,745                          2,718
                                                                      -------------                  -------------


           Total assets                                               $     215,987                  $     214,884
                                                                      =============                  =============

Current liabilities:
      Accounts payable                                                $       1,424                  $       2,614
      Accrued liabilities                                                     7,335                          3,403
      Deferred income taxes                                                   9,542                          9,542
      Current portion of long-term debt                                       9,375                         12,500
                                                                      -------------                  -------------

           Total current liabilities                                         27,676                         28,059

Long-term debt                                                              155,000                        155,000
Other long-term liabilities                                                  10,994                         10,994
                                                                      -------------                  -------------

           Total liabilities                                                193,670                        194,053
                                                                      -------------                  -------------

Preferred Stock, net of discount of $1,216 and $1,046,
      respectively (mandatory redemption value of $59,774)                   59,237                         57,443
                                                                     --------------                 --------------

Stockholders' Deficit:
      Common stock, voting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, 528,241                             5                              5
      Common stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                 -                              -
Additional paid-in capital                                                    9,144                          9,144
      Loans to stockholders for stock purchase                                 (190)                          (187)
      Accumulated other comprehensive income                                   (348)                          (348)
      Accumulated deficit                                                   (45,531)                       (45,226)
                                                                      --------------                 -------------

           Total stockholders' deficit                                      (36,920)                       (36,612)
                                                                      -------------                  -------------

           Total liabilities and stockholders' deficit                $     215,987                  $     214,884
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

                                                                                 Three Months                  Three Months
                                                                                     Ended                         Ended
                                                                                 March 31,2002                March 31, 2001
                                                                                 -------------                --------------
Net sales                                                                       $      21,952                  $     22,442

Cost of sales                                                                           8,669                          9,507
                                                                                -------------                  -------------

           Gross profit                                                                13,283                         12,935

Selling, general and administrative expenses                                            5,799                          5,474
Amortization of goodwill                                                                    -                          1,373
                                                                                -------------                  -------------

      Operating income                                                                  7,484                          6,088

Interest expense and financing costs, net                                               4,721                          5,080
Other expense                                                                             362                              4
                                                                                -------------                  -------------

      Income before income taxes                                                        2,401                          1,004

Income taxes                                                                              912                            552
                                                                                -------------                  -------------

      Net income                                                                        1,489                            452

Preferred stock dividends                                                              (1,794)                        (1,596)
                                                                                --------------                 --------------

      Net loss applicable to common shares                                               (305)                        (1,144)

        Add back:  goodwill amortization expense, net of tax                                -                          1,022
                                                                                -------------                  -------------

      Adjusted net loss applicable to common shares                             $        (305)                 $        (122)
                                                                                ==============                 ==============



Basic and Diluted loss per common share:
      Net income$              2.82                                             $        0.85

      Preferred stock dividends                                                         (3.40)                         (3.02)
                                                                                --------------                 --------------

      Net loss                                                                          (0.58)                         (2.17)

      Add back:  goodwill amortization expense, net of tax                                  -                           1.94
                                                                                --------------                 --------------

      Adjusted net loss                                                         $       (0.58)                 $       (0.23)
                                                                                ==============                 ==============


Weighted average common shares outstanding:
      Basic and Diluted                                                                 528.2                          528.2



            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)
Net income                                                                      $       1,489                  $         452

Other comprehensive income, net of tax:
     Loss on foreign currency hedges                                                        -                            (95)
                                                                                --------------                 --------------

Comprehensive income                                                            $       1,489                  $         357
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

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months                  Three Months
                                                                              Ended                         Ended
                                                                         March 31, 2002                March 31, 2001
                                                                         --------------                --------------
Cash flows from operating activities:
      Net income                                                         $       1,489                  $         452
      Adjustments to reconcile net income
      to net cash provided by operating activities:
           Depreciation                                                            175                            175
           Amortization of goodwill                                                  -                          1,373
           Amortization of deferred financing costs                                347                            346
           Deferred income taxes                                                   912                            553
           Compensation expense                                                     25                             25
           Changes in operating assets and liabilities:
                Accounts receivable                                             (3,516)                        (3,523)
                Inventory                                                          444                          1,708
                Other current assets                                               595                             97
                Other assets                                                       (27)                            49
                Accounts payable                                                (1,190)                        (1,623)
                Accrued expenses and other                                       3,907                          3,804
                                                                         -------------                  -------------
                Net cash provided by operating activities                        3,161                          3,436
                                                                         -------------                  -------------

Cash flows from investing activities:
      Capital expenditures                                                        (100)                          (119)
                                                                         -------------                  -------------

                     Net cash used in investing activities                        (100)                          (119)
                                                                         -------------                  -------------

Cash flows from financing activities:
      Payments on term loans                                                    (3,125)                        (3,125)
      Other                                                                         (3)                             4
                                                                         -------------                  -------------

                     Net cash used in financing activities                      (3,128)                        (3,121)
                                                                         -------------                  -------------

                     Net decrease (increase) in cash                               (67)                           196

Cash, beginning of period                                                        1,130                          1,453
                                                                         -------------                  -------------

Cash, end of period                                                      $       1,063                  $       1,649
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

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $650,000 and $530,000 for the three months ended March 31, 2002 and 2001, respectively.


3. INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

The reduction of LIFO inventory quantities decreased net income of the Company by approximately $0.2 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively.

The components of inventories are as follows (in thousands):

                                                             3/31/02                      12/31/01
                                                             -------                      --------
           Raw materials and work in process             $       2,171                  $       2,125
           Leaf tobacco                                         11,452                         12,404
           Finished goods - loose leaf tobacco                   3,564                          2,431
           Finished goods - MYO products                         4,436                          4,694
           Other                                                   618                            681
                                                         -------------                  -------------

                                                                22,241                         22,335
           LIFO reserve                                         21,282                         21,632
                                                         -------------                  -------------
                                                         $      43,523                  $      43,967
                                                         =============                  =============

4. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 141, Business Combinations ("Statement 141") and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method as use of the pooling-of-interest method is no longer permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle as of the beginning of the year. Subsequent impairments, if any, will be classified as an operating expense. In addition, Statement 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

Upon adopting Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Statement 142 requires completion of the first step of the transitional impairment test by June 30, 2002. Completion of the second step, if necessary, is required as soon as possible upon completing the first step but no later than December 31, 2002. The Company has substantially completed the transitional impairment test and does not expect an impairment.


5. PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended March 31, 2002 and March 31, 2001 was computed based on the estimated annual effective income tax rates of 38% and 55%, respectively. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes. Pursuant to the adoption of FASB 142, as discussed in Note 4 above, the Company ceased its amortization of goodwill.


6. NOTES PAYABLE AND LONG-TERM DEBT

North Atlantic Trading Company, Inc. is a holding company with no operations and no assets other than its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in National Tobacco Company, L.P., a subsidiary of the Company, and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In Management's opinion, separate financial statements of the subsidiaries are not meaningful to investors and are not included in these financial statements.

Following is unaudited parent-only summarized financial information of the
Company:

                                                                3/31/02                     12/31/01
                                                                -------                     --------
           Current assets                                   $          -                  $           -
           Noncurrent Assets                                     198,026                        195,462
           Current liabilities                                    21,259                         20,164
           Noncurrent liabilities                                155,000                        155,000
           Redeemable preferred stock                             59,237                         57,443

      For the three months ended March 31:                        2002                         2001
                                                              -------------                ------------

           Equity in earnings of subsidiaries               $      5,204                          3,578
           Net income before payment of preferred
                stock dividends                                    1,508                            467

7. FINANCIAL INSTRUMENTS:

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated "other comprehensive income" and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company purchases certain inventory on terms of net 45 days in Euros which creates exposure to potentially adverse movement in foreign currency rates. The Company uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In addition, the supplier provides a contractual hedge against a substantial, downward currency movement in its agreement with the Company. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

The Company has designated its forward currency contracts as cash flow hedges of its anticipated purchases in Euros. Gains and losses on contracts that are recorded in "other comprehensive income" will be reclassified into net income as cost of goods sold in the periods in which the related inventory is sold.

The Company recorded a cumulative-effect deferred net gain adjustment of $28,000 (net of tax expense of $17,000) in accumulated other comprehensive income to recognize the fair value of these contracts upon adoption of SFAS 133 on January 1, 2001. The Company reclassified this net gain from "other comprehensive income" into net income as cost of goods sold in the first quarter. In addition, the Company reclassified the March 31, 2001 net loss of $95,000 (net of tax benefit of $58,000) recorded in accumulated "other comprehensive income" in a similar manner during the second quarter of 2001.


8. RECONCILIATION OF LOSS PER COMMON SHARE
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                            Three Months Ended March 31, 2002
                                                                            ---------------------------------
                                                                  Income                  Shares                    Per Share
                                                                (Numerator)          (Denominator)                    Amount
                                                                -----------          -------------                    ------
Net income                                                    $       1,489
Less: preferred stock dividends                                      (1,794)
                                                              --------------

Basic and Diluted:
      Net loss applicable to common stockholders              $        (305)               528,241                $      (0.58)
                                                              ==============         ==============               =============




                                                                             Three Months Ended March 31, 2001
                                                                             ---------------------------------
                                                                  Income                  Shares                    Per Share
                                                                (Numerator)          (Denominator)                   Amount
                                                                -----------          -------------                   ------


Net income                                                    $         452
Less: preferred stock dividends                                      (1,596)
                                                              --------------

Basic and Diluted:
      Net loss applicable to common stockholders                     (1,144)                                      $      (2.17)

       Add back: goodwill amortization expense, net of tax            1,022                                               1.94
                                                              --------------                                      -------------

      Adjusted net loss applicable to common stockholders     $        (122)               528,241                $      (0.23)
                                                              ==============         ==============               =============

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants of 63.5 and stock options of 61.8 were excluded from the computation for the three months ended March 31, 2002, and 2001, as their effect is antidilutive.


9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. The adoption of Statement 144 did not have an impact on our consolidated financial statements.

During 2001, the Emerging Issues Task Force issued: 1) EITF No. 00-14, "Accounting for Certain Sales Incentives" addressing the recognition, measurement and statement of earnings classification of certain sales incentives and 2) EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company adopted EITF 00-14 and EITF 00-25 in the first quarter of 2002. As a result of this adoption, certain expenses have been reclassified from selling, general and administrative expenses to allowances in determining net sales and to cost of goods sold for the three months ended March 31, 2001. Due to adopting EITF 00-14 and EITF 00-15, net sales decreased by $0.85 million, cost of goods sold increased by $0.95 million and selling, general and administrative expenses were reduced by $1.8 million from the previously reported figures. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income.

10. CONTINGENCIES

Except as described below, there have not been any significant developments with respect to legal proceeding and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Kentucky & Illinois Complaints. On April 5, 2002 the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both parties, except for Republic Tobacco, Inc. and its affiliates ("Republic") defamation per se claim and its unfair competition claim for injunctive relief against the Company and the Company's tortuous interference with prospective business advantage claim against Republic. The Court also gave leave to Republic to move for summary judgment on the Company's tortuous interference claim.

The Court's reasoning for its dismissal of the Company's antitrust claim was that regional markets are not relevant to this issue, given the national scope of activity involving the sale and distribution of premium cigarette papers. Management is considering its options.

Texas Infringing Products Litigation.

In the Bollore S.A. v. Import Warehouse, Inc. Civ. No. 3-99CV-1196-R (N.D. Texas), the Company entered into a settlement with the remaining defendants, the principal terms of which include an agreed permanent injunction, withdrawal of the defendants' appeal of the civil contempt order, and agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time as the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy that operated as well as information on other parties engaged in the purchase and distribution of infringing Zig-Zag premium cigarette papers.

California Infringing Products Litigation.

On April 15, 2002, Downey Wholesale and L.A. International, defendants in the A&A Smart Shopping litigation, moved for summary judgment. On May 3, 2002, the Court made a tentative ruling, denying Downey's motion in all respects, holding that the plaintiffs had shown genuine issues of material fact on all claims, including the paper quality contained in the counterfeit booklets, cartons and cases. However, the Court tentatively granted L.A. International's motion for summary judgment, holding that the plaintiffs had not provided sufficient proof that the involved paper was a different quality. If the Court does not change its tentatively ruling, plaintiffs currently intend to appeal on the grounds that the District Court misapplied the law in requiring such proof as well as the fact that such proof was provided.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Sales. Net sales for the three months ended March 31, 2002 were $22.0 million, a decrease of 2.2%, or $0.5 million, from the prior year's period. Net sales of the smokeless tobacco segment decreased $0.8 million, or 8.3% from the prior year. This segment's decline was the result of several factors, including increased promotional activity by the Company to meet that of the Company's loose leaf and moist snuff competitors as well as a continuing overall volume decline in the loose leaf category of the smokeless tobacco segment. Net sales of the Make-Your-Own ("MYO") segment increased $0.3 million, or 2.3% from the prior year. This increase was due to the continued growth of the other MYO product line which was partially offset by a slight decline in the premium cigarette paper category due to timing issues associated with the Spring 2002 Promotion in contrast to the Spring 2001 Promotion. Overall, the volume of the Spring 2002 Promotion exceeded the Spring 2001 Promotion by 8.0%. Thus, consistent with the Winter 2001 Promotion, management believes that this segment continues to recover as a result of a decline or cessation of illicit counterfeiting activity.

Gross Profit. Gross profit for the three months ended March 31, 2002 was $13.3 million, an increase of $0.4 million, or 3.1%, from the prior year's period. Gross profit of the smokeless tobacco segment increased $0.3 million, or 7.1% and the segment's gross profit percentage increased to 50.9% of net sales from 43.6% in the prior year. This increase was primarily due to a decrease in the non-cash LIFO inventory adjustment of $0.5 million in 2002 which positively impacted the gross profit of this segment. Disregarding the non-cash LIFO adjustment, the smokeless tobacco segment's gross profit percentage would have been 54.9% of net sales in comparison to 52.4% in the prior year. Gross profit and gross profit percentage of the MYO segment increased $0.1 million to $8.8 million or 67.0% of net sales from $8.7 million or 68.1% of net sales in the prior year's period. The decrease in the gross profit percentage was due primarily to the impact of growth, as well as the product mix, in the other MYO product areas which generally has a lower gross margin than the premium cigarette paper category.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 were $5.8 million, an increase of 5.5% from last year's $5.5 million. This was due primarily to increased costs associated with overall compensation costs and to an increase in shipping costs due to product mix.

Amortization of Goodwill. Amortization of goodwill was eliminated for the three months ending March 31, 2002 compared to an expense of $1.4 million in the prior year's period. As discussed in Note 4 of the Financial Statements, effective January 1, 2002, the Company ceased amortizing goodwill as required under Statement 142.

Interest Expense and Financing Costs. Interest expense and financing costs decreased to $4.7 million for the three months ended March 31, 2002, from $5.1 million for the prior year's period. This decrease was the result of a lower average term loan balance coupled with a lower average interest rate environment.

Other Expense. Other expense was $0.4 million for the three months ended March 31, 2002 as compared with no such expense during the same period of the prior year. Other expense in 2002 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers which are described below under "Legal Proceedings."

Income Tax Expense. Income tax expense was $0.9 million for the three months ended March 31, 2002 compared to $0.6 million for the prior year due in part, to an increase in taxable income. In addition, the effective income tax rate decreased to 38% for the three months ended March 31, 2002 from 55% for the prior year due to the elimination of goodwill amortization, in accordance with the adoption of Statement 142, as discussed in Note 4 of the Financial Statements.

Net Income. Due to the factors described above, the net income for the three months ended March 31, 2002, was $1.5 million compared to $0.5 million for the prior year's period.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 2002, working capital was $27.5 million compared to $24.6 million at December 31, 2001. This increase was primarily the result of an increase in accounts receivable of $3.5 million due to the timing of promotions of both the smokeless tobacco and MYO segments during March 2002. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows and, if needed, bank borrowings. The Company currently has an undrawn availability of $9.0 million under its committed $10.0 million revolving credit facility.

The Company has a Loan Agreement (the "Loan Agreement") with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein which provides for a $25 million term loan and a $10 million revolving line of credit. Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, on prime or LIBOR rates. The term loan is payable in eight (8) quarterly installments of $3,125,000 each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving line mature on December 31, 2002. As part of the revolving line, the lenders agreed to issue up to $10 million of standby letters of credit. The Company's obligations under the Loan Agreement are guaranteed by the Company's subsidiaries. In addition, the Company's obligations are secured by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Loan Agreement ranged from 4.40% to 4.62% at March 31, 2002. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the average unused portion of the revolving line.

On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature and are payable on June 15, 2004. The Notes bear interests at 11% per annum, payable semiannually on June 15 and December 15. At the present time, the Company projects that it will not have sufficient funds to effect repayment at maturity in the absence of a refinancing. The Company intends to refinance this debt in advance of its maturity date. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will be able to effect such a refinancing, there can be no assurance that such a refinancing will be obtained.

The Loan Agreement and the Senior Notes include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Loan Agreement also requires the Company to meet a fixed charge coverage test. At March 31, 2002, the Company was in compliance with all provisions of the Loan Agreement and Senior Notes.

After June 15, 2002, dividends on the Company's 12% Senior Payment-in-Kind Preferred Stock (the "Preferred Stock") are payable in cash. The Company's ability to make such dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. At the present time, the Company anticipates that it will be able to satisfy conditions with respect to the September 15, 2002 dividend payment, as well as its future dividend obligations; however, there can be no assurance that the Company's actual performance will permit it to satisfy the required conditions stated above. If the Company is unable to satisfy the provisions with respect to the September 15, 2002 dividend payment, or any subsequent dividend payment, dividends on the Preferred Stock will accrue at the rate of 14% per annum (instead of the current 12% per annum rate) until all accrued dividends have been paid. In addition, the holders of the Preferred Stock will have the right to elect two members to the Company's Board of Directors until all accrued dividends have been paid.

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

Given its current operation, the Company believes that its capital expenditure requirements for 2002 will be approximately $750,000. Currently, the Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements. The financing of any significant future products, business or property acquisitions would likely require additional debt or equity financing.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. In addition, Statement 144 broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. The adoption of Statement 144 did not have an impact on our consolidated financial statements.

During 2001, the Emerging Issues Task Force issued: 1) EITF No. 00-14, "Accounting for Certain Sales Incentives" addressing the recognition, measurement and statement of earnings classification of certain sales incentives and 2) EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company adopted EITF 00-14 and EITF 00-25 in the first quarter of 2002. As a result of the adoption, certain expenses have been reclassified from selling, general and administrative expenses to allowances which reduced net sales and to cost of goods sold for the three months ended March 31, 2001. Net sales decreased by $0.85 million, cost of goods sold increased by $0.95 million and selling, general and administrative expenses were reduced by $1.8 million from the previously reported figures. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income.

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

Item 3. Not Applicable

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below, there have not been any significant developments with respect to legal proceeding and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Kentucky & Illinois Complaints. On April 5, 2002 the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both parties, except for Republic Tobacco, Inc. and its affiliates ("Republic") defamation per se claim and its unfair competition claim for injunctive relief against the Company and the Company's tortuous interference with prospective business advantage claim against Republic. The Court also gave leave to Republic to move for summary judgment on the Company's tortuous interference claim.

The Court's reasoning for its dismissal of the Company's antitrust claim was that regional markets are not relevant to this issue, given the national scope of activity involving the sale and distribution of premium cigarette papers. Management is considering its options.

Texas Infringing Products Litigation.

In the Bollore S.A. v. Import Warehouse, Inc. Civ. No. 3-99CV-1196-R (N.D. Texas), the Company entered into a settlement with the remaining defendants, the principal terms of which include an agreed permanent injunction, withdrawal of the defendants' appeal of the civil contempt order, and agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time as the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy that operated as well as information on other parties engaged in the purchase and distribution of infringing Zig-Zag premium cigarette papers.

California Infringing Products Litigation.

On April 15, 2002, Downey Wholesale and L.A. International, defendants in the A&A Smart Shopping litigation, moved for summary judgment. On May 3, 2002, the Court made a tentative ruling, denying Downey's motion in all respects, holding that the plaintiffs had shown genuine issues of material fact on all claims, including the paper quality contained in the counterfeit booklets, cartons and cases. However, the Court tentatively granted L.A. International's motion for summary judgment, holding that the plaintiffs had not provided sufficient proof that the involved paper was a different quality. If the Court does not change its tentatively ruling, plaintiffs currently intend to appeal on the grounds that the District Court misapplied the law in requiring such proof as well as the fact that such proof was provided.

Item 4.

On March 8, 2002, persons having the right to vote, either in person or by proxy, at least a majority of the outstanding shares of the Company's common stock, acting by written consent, elected Thomas F. Helms, Jr., Jack Africk, David I. Brunson, and Marc S. Cooper as directors, which persons comprised all members of the Company's Board of Directors at such time. The written consent was signed by persons having the right to vote 447,400 shares of the Company's common stock or 84.7% of the outstanding common shares.

By action of the Board of Directors on April 9, 2002, Geoffrey J.F. Gorman was elected as a director, increasing the number of directors to five.



Item 6. Exhibits and Reports on Form 8-K

a.         Exhibits

           Exhibit No.                            Description
           -----------                            -----------

               1 Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr.


           b.   Reports on Form 8-K

           None.

                                   SIGNATURES

         The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORTH ATLANTIC TRADING COMPANY, INC.

Date: May 15, 2002                    /s/ David I. Brunson
                                      -----------------------------------------
                                      David I. Brunson
                                      Chief Financial Officer

                                EXHIBIT INDEX

     Exhibit No.                            Description
     -----------                            -----------

         1 Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr.