Form 10-Q
period 2002-06-30
NORTH ATLANTIC TRADING CO INC
filed 2002-08-14
CIK 1042787

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of August 12, 2002.


NY2:\1185812\02\P#Z802!.DOC\64980.0003

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

              North Atlantic Trading Company, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                                   June 30,           December 31,
                                                                                     2002                 2001
                                                                                     ----                 ----
                                                                                 (Unaudited)
Current assets:
      Cash                                                                   $              -      $          1,130
      Accounts receivable                                                               6,281                 5,672
      Inventory                                                                        43,739                43,967
      Income taxes receivable                                                             910                   910
      Other current assets                                                              1,903                 1,702
                                                                             ----------------      ----------------

           Total current assets                                                        52,833                53,381

Property, plant and equipment, net                                                      5,092                 5,233

Deferred income taxes                                                                  26,178                26,644

Deferred financing costs                                                                3,335                 4,028

Goodwill, net                                                                         123,557               123,557

Other assets                                                                            2,836                 2,718
                                                                             ----------------      ----------------

           Total assets                                                      $        213,831      $        215,561
                                                                             ================      ================

Current liabilities:
      Revolving credit facility                                              $          5,000      $              -
      Accounts payable                                                                  2,392                 2,614
      Accrued liabilities                                                               3,068                 4,080
      Deferred income taxes                                                             9,542                 9,542
      Current portion of long-term debt                                                 6,250                12,500
                                                                             ----------------      ----------------

           Total current liabilities                                                   26,252                28,736

Long-term debt                                                                        155,000               155,000
Other long-term liabilities                                                            10,994                10,994
                                                                             ----------------      ----------------

           Total liabilities                                                          192,246               194,730
                                                                             ----------------      ----------------

Preferred Stock, net of discount of $833 and $918,
      respectively (mandatory redemption value of $61,587)
                                                                                       61,082                57,443
                                                                             ----------------      ----------------

Stockholders' Deficit:
      Common stock, voting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, 528,241                                       5                     5
      Common stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                           -                     -
      Additional paid-in capital                                                        9,144                 9,144
      Loans to stockholders for stock purchase                                           (193)                 (187)
      Accumulated other comprehensive income                                             (348)                 (348)
      Accumulated deficit                                                             (48,105)              (45,226)
                                                                             ----------------      ----------------

           Total stockholders' deficit                                                (39,497)              (36,612)
                                                                             ----------------      ----------------

           Total liabilities and stockholders' deficit                       $        213,831      $        215,561
                                                                             ================      ================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                   Three Months         Three Months
                                                                                       Ended               Ended
                                                                                   June 30, 2002       June 30, 2001
                                                                                   -------------       -------------
Net sales                                                                    $         18,218      $        16,570

Cost of sales                                                                           8,530                 7,995
                                                                             ----------------      ----------------

           Gross profit                                                                 9,688                 8,575

Selling, general and administrative expenses                                            5,854                 5,753
Amortization of goodwill                                                                    -                 1,372
                                                                             ----------------      ----------------

           Operating income                                                             3,834                 1,450

Interest expense and financing costs, net                                               4,677                 4,968
Other expense (income)                                                                    333                    (5)
                                                                             ----------------      -----------------

           Loss before income tax benefit                                               (1,176)              (3,513)

Income tax benefit                                                                       (447)               (1,932)
                                                                             -----------------     -----------------

           Net loss                                                                       (729)              (1,581)

Preferred stock dividends                                                              (1,846)               (1,660)
                                                                             -----------------     -----------------

           Net loss applicable to common shares                                         (2,575)              (3,241)

           Add back:  goodwill amortization expense, net of tax                             -                 1,022
                                                                             ----------------      ----------------

           Adjusted net loss applicable to common shares                     $         (2,575)     $         (2,219)
                                                                             =================     =================


Basic and diluted loss per common share:
           Net loss                                                          $            (1.38)   $          (3.00)

           Preferred stock dividends                                                      (3.50)              (3.14)
                                                                             -------------------   -----------------

           Net loss                                                                       (4.88)              (6.14)

           Add back:  goodwill amortization expense, net of tax                               -                1.94
                                                                             -------------------   -----------------

           Adjusted net loss                                                 $            (4.88)   $          (4.20)
                                                                             ===================   =================


Weighted average common shares outstanding:
           Basic and Diluted                                                             528.2               528.2


            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

Net loss                                                                     $           (729)     $         (1,581)

Other comprehensive income, net of tax:
           Gain on foreign currency hedges                                                  -                    49
                                                                             ----------------      ----------------

Comprehensive loss                                                           $           (729)     $         (1,532)
                                                                             =================     =================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                  Six Months           Six Months
                                                                                    Ended                Ended
                                                                                June 30, 2002        June 30, 2001
                                                                                -------------        -------------
Net sales                                                                    $         40,170      $        39,012

Cost of sales                                                                          17,199                17,502
                                                                             ----------------      ----------------

           Gross profit                                                                22,971                21,510

Selling, general and administrative expenses                                           11,653                11,228
Amortization of goodwill                                                                    -                 2,745
                                                                             ----------------      ----------------

           Operating income                                                            11,318                 7,537

Interest expense and financing costs, net                                               9,398                10,048
Other expense (income)                                                                    694                    (1)
                                                                             ----------------      -----------------

           Income (loss) before income tax benefit                                      1,226                (2,510)

Income tax expense (benefit)                                                              466                (1,380)
                                                                             ----------------      -----------------

           Net income (loss)                                                              760                (1,130)

Preferred stock dividends                                                              (3,639)               (3,256)
                                                                             -----------------     -----------------

           Net loss applicable to common shares                                         (2,879)              (4,386)

           Add back:  goodwill amortization expense, net of tax                             -                 2,044
                                                                             ----------------      ----------------

           Adjusted net loss applicable to common shares                     $         (2,879)     $         (2,342)
                                                                             =================     =================

Basic and diluted loss per common share:
           Net income (loss)                                                 $           1.44      $          (2.14)

           Preferred stock dividends                                                    (6.89)                (6.16)

           Net loss                                                                     (5.45)                (8.30)

           Add back:  goodwill amortization expense, net of tax                             -                  3.87
                                                                             ----------------      ----------------

           Adjusted net loss                                                 $          (5.45)     $          (4.43)

Weighted average common shares outstanding:
           Basic and Diluted                                                            528.2                 528.2


            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

Net income (loss)                                                            $            760      $         (1,130)

Other comprehensive income (loss), net of tax:
           Loss on foreign currency hedges                                                  -                   (46)
                                                                             ----------------      -----------------

Comprehensive income (loss)                                                  $            760      $         (1,176)
                                                                             =================     =================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                     Six Months         Six Months
                                                                                       Ended              Ended
                                                                                   June 30, 2002      June 30, 2001
                                                                                   -------------      -------------
Cash flows from operating activities:
     Net income (loss)                                                       $            760      $        (1,130)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
         Depreciation                                                                     350                   350
         Amortization of goodwill                                                           -                 2,745
         Amortization of deferred financing costs                                         693                   646
         Deferred income taxes                                                            466                (1,408)
         Compensation expense                                                              50                    46
         Changes in operating assets and liabilities:
              Accounts receivable                                                         (609)              (1,027)
              Inventory                                                                   228                 1,976
              Other current assets                                                        (201)                 (96)
              Other assets                                                                (118)                (310)
              Accounts payable                                                            (222)              (1,774)
              Accrued expenses and other                                               (1,060)                 (280)
                                                                             ----------------      ----------------

              Net cash provided by (used in) operating activities                         337                  (262)
                                                                             ----------------      ----------------

Cash flows from investing activities:
     Capital expenditures                                                                (209)                 (242)
                                                                             ----------------      ----------------

              Net cash used in investing activities                                      (209)                 (242)
                                                                             ----------------      ----------------

Cash flows from financing activities:
     Proceeds from revolving credit facility                                            5,000                 5,500
     Payments on term loans                                                             (6,250)              (6,250)
     Other                                                                                 (8)                    3
                                                                             ----------------      ----------------

              Net cash used in financing activities                                    (1,258)                 (747)
                                                                             ----------------      ----------------

              Net decrease in cash                                                      (1,130)              (1,251)

Cash, beginning of period                                                               1,130                 1,453
                                                                             ----------------      ----------------

Cash, end of period                                                          $              -      $           202
                                                                             ================      ================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                     (in thousands except per share amounts)

1.       Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accordingly do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with North Atlantic Trading Company, Inc.'s (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been made and were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to current period presentation.

2.       Summary of Significant Accounting Policies:

Revenue Recognition: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1,264,000 and $1,185,000 for the six months ended June 30, 2002 and 2001, respectively.

Cash: Pursuant to the Master Settlement Agreement entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) (the "MSA") and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account, as well as cash on hand to fund its projected deposit based on its monthly sales activity for the current year period, as an other non-current asset. Each current year deposit will be funded to the escrow account by April 15 of the following year.

3.       Inventories

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

The reduction of LIFO inventory quantities decreased net income of the Company by approximately $0.5 million and $0.7 million for the six months ended June 30,

2002 and 2001, respectively, and approximately $0.3 and $0.3 for the three months ended June 30, 2002 and 2001, respectively.

The components of inventories are as follows (in thousands):

                                                        6/30/02       12/31/01
                                                     ----------    -----------
         Raw materials and work in process           $    2,924    $     2,125
         Leaf tobacco                                    10,748         12,404
         Finished goods - loose leaf tobacco              2,867          2,431
         Finished goods - MYO products                    5,758          4,694
         Other                                              660            681
                                                     ----------    -----------

                                                         22,957         22,335
         LIFO reserve                                    20,782         21,632
                                                     $   43,967    $    43,967
                                                     ==========    ===========


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

Upon adopting Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Statement 142 required completion of the first step of the transitional impairment test by June 30, 2002. The Company has completed the transitional impairment test and reports that no impairment has been incurred.

5.       Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2002 and June 30, 2001 was computed based on the estimated annual effective income tax rates of 38% and 55%, respectively. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes. Pursuant to the adoption of FASB 142, as discussed in Note 4 above, the Company ceased its amortization of goodwill.

6.       Notes Payable and Long-Term Debt

North Atlantic Trading Company, Inc. is a holding company with no operations and assets consisting primarily of its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in National Tobacco Company, L.P., a subsidiary of the Company, and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In management's opinion, separate financial statements of the subsidiaries are not meaningful and are not included in these financial statements. The following is unaudited parent-only summarized financial information of the Company:

                                                        6/30/02        12/31/01
                                                       ---------      ---------

     Current assets                                    $       -      $       -
     Noncurrent assets                                   194,786        195,462
     Current liabilities                                  18,795         20,164
     Noncurrent liabilities                              155,000        155,000
     Redeemable preferred stock                           61,082         57,443

For the three months ended June 30:                         2002           2001
                                                       ---------      ---------

     Equity in earnings of subsidiaries                $   3,100      $   1,690
     Interest expense                                     (4,720)        (5,032)
     Income tax benefit Net                                  914          1,779
     loss before payment of preferred
         stock dividends                               $    (706)     $  (1,563)
                                                       =========      =========

For the six months ended June 30:                           2002           2001
                                                       ---------      ---------

     Equity in earnings of subsidiaries                $   8,304      $   5,268
     Interest expense                                     (9,475)       (10,151)
     Income tax benefit                                    1,974          3,786
                                                       ---------      ---------
     Net income (loss) before payment of preferred
         stock dividends                               $     803      $  (1,097)
                                                       =========      =========

7.       Financial Instruments

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

The Company purchases certain inventory on terms of net 45 days in Euros which creates exposure to potentially adverse movement in foreign currency rates. The Company often uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In addition, the supplier of such inventory provides a contractual hedge against a substantial, downward currency movement pursuant to its agreement with the Company. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

The Company's policy is to designate its forward currency contracts as cash flow hedges of its anticipated purchases in Euros. Gains and losses on contracts that are recorded in "other comprehensive income" will be reclassified to cost of goods sold for the periods in which the related inventory is sold.

The Company recorded a cumulative-effect deferred net gain adjustment of $28,000 (net of tax expense of $17,000) in accumulated other comprehensive income to recognize the fair value of these contracts upon adoption of SFAS 133 on January 1, 2001. The Company reclassified this net gain from "other comprehensive income" to cost of goods sold in the first quarter of 2001. In addition, the Company reclassified the March 31, 2001 net loss of $95,000 (net of tax benefit of $58,000) recorded in accumulated "other comprehensive income" in a similar manner during the second quarter of 2001. At June 30, 2002, there were no forward currency contracts outstanding.

8.       Reconciliation of Loss per Common Share
       (dollars in thousands, except per share amounts):

Three Months Ended June 30, 2002
--------------------------------

                                                              Income          Shares        Per Share
                                                           (Numerator)    (Denominator)       Amount
                                                           -----------    -------------       ------
Net Loss                                                  $       (729)
Less: preferred stock dividends                                 (1,846)

Basic and Diluted:
     Net loss applicable to common stockholders           $     (2,575)          528,241  $     (4.88)
                                                          ============     =============  ===========

Three Months Ended June 30, 2001
--------------------------------

                                                              Income          Shares        Per Share
                                                           (Numerator)    (Denominator)       Amount
                                                           -----------    -------------       ------
Net Loss                                                  $     (1,581)
Less: preferred stock dividends                                 (1,660)

Basic and Diluted:
     Net loss applicable to common stockholders           $     (3,241)          528,241  $     (6.14)

     Add back: goodwill amortization expense, net of tax         1,022                    $      1.94

     Adjusted net loss applicable to common stockholders        (2,219)          528,241  $     (4.20)
                                                          ============     =============  ===========


Six Months Ended June 30, 2002
------------------------------

                                                              Income          Shares       Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                           -----------    -------------      ------
Net Loss                                                  $        760
Less: preferred stock dividends                                 (3,639)

Basic and Diluted:
     Net loss applicable to common stockholders           $     (2,879)          528,241  $     (5.45)
                                                          ============     =============  ===========

Six Months Ended June 30, 2001

                                                              Income          Shares       Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                           -----------    -------------      ------
Net Loss                                                  $     (1,130)
Less: preferred stock dividends                                 (3,256)

Basic and Diluted:
     Net loss applicable to common stockholders           $     (4,386)          528,241  $     (8.30)
                                                          ============     =============  ===========

     Add back: goodwill amortization expense, net of tax         2,044                           3.87

     Adjusted net loss applicable to common stockholders  $     (2,342)          528,241  $     (4.43)
                                                          ============     =============  ===========

The calculations are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares from warrants representing 63,500 shares and from stock options representing 61,800 shares were excluded from the computation for the three months and six months ended June 30, 2002, and 2001, as their effect is antidilutive.

9.       Recently Adopted Accounting Pronouncements

On January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. The adoption of Statement 144 does not have an impact on the Company's consolidated financial statements.

During 2001, the Emerging Issues Task Force issued: 1) EITF No. 00-14, "Accounting for Certain Sales Incentives" addressing the recognition, measurement and statement of earnings classification of certain sales incentives and 2) EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company adopted EITF 00-14 and EITF 00-25 in the first quarter of 2002. As a result of this adoption, certain expenses have been reclassified from selling, general and administrative expenses to allowances in determining net sales and to cost of goods sold for the three months and six months period ended June 30, 2001. Due to adopting EITF 00-14 and EITF 00-25, for the three months period ended June 30, 2001, net sales decreased by $0.62 million, cost of goods sold increased by $0.99 million and selling, general and administrative expenses were reduced by $1.61 million from the previously reported figures. For the six months period ended June 30, 2001, net sales decreased by $1.47 million, cost of goods sold increased by $1.94 million and selling, general and administrative expenses were reduced by $3.41 million from the previously reported figures. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income for either of these periods.

10.      Contingencies

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

Kentucky & Illinois Complaints.
-------------------------------

On April 5, 2002 the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco, Inc. and its affiliates ("Republic"), except for Republic's claim of defamation per se against the Company, Republic's unfair competition claim for injunctive relief against the Company and the Company's claim against Republic for tortious interference with prospective business advantage. The Court also granted Republic leave to move for summary judgment on the Company's tortious interference claim. On April 29, 2002, Republic made a motion for summary judgment with respect to the Company's tortious interference claim. The briefings were completed on August 9, 2002 and the parties are awaiting the Court's decision.

Texas Infringing Products Litigation.
-------------------------------------

In Bollore S.A. v. Import Warehouse, Inc. Civ. No. 3-99CV-1196-R (N.D. Texas), the Company entered into a settlement with the remaining defendants, the principal terms of which included an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy that operated as well as information on other parties engaged in the purchase and distribution of infringing Zig-Zag premium cigarette papers.

Subsequent to such settlement, the Company instituted a contempt proceeding against Ravi Bhatia and Import Warehouse Inc. for violation of the civil contempt order and a hearing was held on April 10, 2002. After evidence related to this matter was discovered by plaintiffs and upon plaintiffs application, another hearing was held on August 1, 2002. The Court has allowed the defendants three weeks to supplement the record with additional evidence after which, the Court indicated, it would make its ruling.

California Infringing Products Litigation.
-----------------------------------------

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

After a subsequent hearing on the summary judgment motion on May 15, 2002, the Court affirmed its ruling against Downey Wholesale. The Court also reversed its tentative ruling granting LA International's summary judgment and, in its final ruling, denied LA International's motions in all respects.

On June 5, 2002, the Court granted the plaintiffs' application to consolidate the A&A Smart Shopping and the Buy Rite Wholesale cases for trial purposes. In an effort to better manage this case for trial, the plaintiffs have settled against certain defendants, obtaining judgments for damages and permanent injunctions against all of the settling defendants. A trial of the plaintiffs' claims against the remaining defendants, Downey Wholesale, LA Top, LA International, New Rainbow, LA Price Leader Inc. and JT Saniya Inc., has been tentatively set for October 1, 2002.

On June 6, 2002, the plaintiffs moved for contempt sanctions against JT Saniya Inc., asserting that JT Saniya had violated the terms of the preliminary injunction issued against it by selling 38 cases of counterfeit product. JT Saniya failed to dispute the allegations and a default judgment of $420,369.09 was entered against JT Saniya on July 23, 2002. The plaintiffs have commenced collection proceedings.

11.      Subsequent Event

On July 1, 2002, the Company commenced a consent solicitation ("Consent Solitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred Stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of the Company which would amend the terms of the Preferred Stock. The proposed amendments required the consent of the holders of a majority of the issued and outstanding shares of common stock of the Company and the consent of the holders of a majority of the issued and outstanding shares of Preferred Stock. A consent by the holders of a majority of the Company's outstanding common stock was executed on June 28,

2002. On July 29, 2002 the Consent Solicitation was successfully completed, with the Company receiving consents from the holders of more than 99% of the outstanding shares of Preferred Stock.

The amendments to the Preferred Stock, among other things: (i) accelerated the mandatory redemption date of the Preferred Stock from June 15, 2007 to June 15, 2005, which will require the Company to redeem the Preferred Stock at an earlier date, (ii) reduced the liquidation preference from $25.00 to $22.00 per share, which will lower the Company's cost of redeeming the Preferred Stock and will lower the amount of dividends payable thereon (which dividends are equal to 12% of the liquidation preference per annum), (iii) eliminated any redemption premium, which will lower the Company's potential cost of redeeming the Preferred Stock prior to June 15, 2005, (iv) reduced the repurchase price that the Company must offer the holders of Preferred Stock upon a change of control from 101% to 100% of the liquidation preference, which will lower the Company's potential cost of any such repurchase obligation, (v) permitted future dividends to be paid through the issuance of additional shares of preferred stock, which will provide the Company with greater flexibility in financing its operations, and (vi) included a definition for the term "Permitted Investments", which definition was inadvertently omitted from the Certificate of Designation pursuant to which the Preferred Stock was created.

As consideration for these amendments, the Company paid each registered holder of Preferred Stock that consented thereto $0.40 per share in cash. A total of $984,642 in consent fees was paid, including $750,000 that was paid prior to June 30, 2002, and has been included in Other Current Assets in the accompanying financial statements. The total fees will be deferred and amortized ratably from July 1, 2002 through June 15, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company competes in two distinct markets: (1) the smokeless tobacco market and (2) the Make-Your-Own ("MYO") cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco segment, and the MYO cigarette market is comprised of the premium cigarette papers sector and the MYO smoking tobaccos and related products sector. The Company manufactures and markets loose leaf chewing tobacco and imports and distributes premium cigarette papers and related products, and contract manufactures and markets MYO smoking tobaccos and related products.

                              Results of Operations

Comparison of Three Months Ended June 30, 2002 and 2001

Net Sales. Net sales for the three months ended June 30, 2002 were $18.2 million, a increase of 9.6%, or $1.6 million, from the prior year's period. Net sales of the smokeless tobacco segment were flat compared to the prior year. This segment's volume decreased by 3.2%, continuing the declining industry trend in the loose leaf category of the smokeless tobacco segment. This decline was offset by a manufacturer's price increase. Net sales of the Make-Your-Own ("MYO") segment increased 25.2%, or $1.6 million from the prior year. This increase was due to the continued growth of the MYO tobacco products category and to an increase in the premium cigarette paper category, which was related to its Spring 2002 Promotion. Overall, the volume of the Spring 2002 Promotion exceeded that of the Spring 2001 Promotion by 9.0%. Thus, consistent with the results of the Winter 2001 Promotion, management believes that this category continues to recover and benefit from the decline or cessation of illicit counterfeiting activity.

Gross Profit. Gross profit for the three months ended June 30, 2002 was $9.7 million, an increase of $1.1 million, or 13.0%, from the prior year's period. Gross profit of the smokeless tobacco segment increased $0.3 million, or 5.5%, and the segment's gross margin increased to 47.9% of net sales from 45.6% in the prior year. This increase was primarily due to a reduction in the non-cash LIFO inventory adjustment of $0.5 million for 2002, which positively impacted the gross profit margin of this segment. If the non-cash LIFO adjustment were to be disregarded, the smokeless tobacco segment's gross margin percentage would have been 52.8% of net sales in comparison to 52.0% for the prior year. Gross profit of the MYO segment increased $0.8 million, or 20.5%. The gross margin of the MYO segment decreased to 59.9% of net sales from 61.6% of net sales in the prior year's period. The reduction in gross margin was due primarily to the impact of growth, as well as the product mix, in the other MYO tobacco products category, which generally has a lower gross margin than the premium cigarette paper category.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 were $5.9 million, an increase of 1.7% from the prior year. This was due primarily to increased costs associated with overall compensation costs, including benefits, and to an increase in shipping costs due to an overall increase in the number of shipments within the MYO segment.

Amortization of Goodwill. Amortization of goodwill was eliminated for the three months ending June 30, 2002 compared to an expense of $1.4 million in the prior year's period. As discussed in Note 4 to the Financial Statements, effective January 1, 2002, the Company ceased amortizing goodwill as required under FASB Statement 142.

Interest Expense and Financing Costs. Interest expense and financing costs decreased $0.3 million, or 6.0% to $4.7 million for the three months ended June 30, 2002. This reduction was the result of a lower average term loan balance, coupled with a lower average interest rate on the Company's variable rate debt.

Other Expense. Other expense was $0.3 million for the three months ended June 30, 2002 as compared with no such expense during the same period of the prior year. Other expense in 2002 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers which are detailed in Part II,
Item 1 under "Legal Proceedings."

Income Tax Benefit. Income tax benefit was $0.4 million for the three months ended June 30, 2002 compared to a benefit of $1.9 million for the prior year due, in part, to the improved operating results in 2002. In addition, the effective income tax rate was reduced to 38% for the three months ended June 30, 2002 from 55% for the prior year's period due to the elimination of goodwill amortization, in accordance with the adoption of FASB Statement 142, as discussed in Note 4 to the Financial Statements.

Net Loss. Due to the factors described above, the net loss for the three months ended June 30, 2002, was $0.7 million compared to a net loss of $1.6 million for the prior year's period.

Comparison of Six Months Ended June 30, 2002 and 2001

Net Sales. Net sales for the six months ended June 30, 2002 were $40.2 million, an increase of 3.1%, or $1.2 million, from the prior year's period. Net sales of the smokeless tobacco segment decreased $0.7 million, or 3.7%, from the prior year. This reduction was primarily the result of a volume decline of 6.3%, continuing an overall volume decline in the loose leaf category of the smokeless tobacco segment. This decline was partially offset by a manufacturer's price increase. Net sales of the Make-Your-Own ("MYO") segment increased $1.9 million, or 9.8%, from the prior year. This increase was due to the continued growth of the MYO tobacco products category and to an increase in the premium cigarette paper category related to the Spring 2002 Promotion. Overall, the volume of the Spring 2002 Promotion exceeded that of the Spring 2001 Promotion by 9.0%. Thus, consistent with the Winter 2001 Promotion, management believes that this category continues to recover and benefit from the decline or cessation of illicit counterfeiting activity.

Gross Profit. Gross profit for the six months ended June 30, 2002 was $23.0 million, an increase of $1.5 million, or 6.8%, from the prior year's period. Gross profit of the smokeless tobacco segment increased $0.6 million, or 6.4% and the segment's gross margin increased to 49.3% of net sales from 44.6% in the prior year. This increase was primarily due to a reduction in the non-cash LIFO inventory adjustment of $0.8 million for 2002, which positively impacted the gross profit and gross margin of this segment. If the non-cash LIFO adjustments were to be disregarded, the smokeless tobacco segment's gross margin would have been 53.8% of net sales in comparison to 52.2% for the prior year. Gross profit of the MYO segment increased $0.9 million, or 7.1%. The gross margin of the MYO segment decreased to 64.3% of net sales from 66.0% of net sales in the prior year's period. The reduction in the gross margin was due primarily to the impact of growth, as well as the product mix, in the other MYO tobacco products category, which generally has a lower gross margin than the premium cigarette paper category.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2002 were $11.6 million, an increase of 3.6% from the prior year. This was due primarily to increased costs associated with overall compensation costs, including benefits, and to an increase in marketing and shipping costs due to the growth of the MYO segment.

Amortization of Goodwill. Amortization of goodwill was eliminated for the six months ending June 30, 2002 compared to an expense of $2.7 million in the prior year's period. As discussed in Note 4 to the Financial Statements, effective January 1, 2002, the Company ceased amortizing goodwill as required under FASB Statement 142.

Interest Expense and Financing Costs. Interest expense and financing costs decreased $0.6 million, or 6.0%, to $9.4 million for the six months ended June 30, 2002. This reduction was the result of a lower average term loan balance coupled with a lower average interest rate environment.

Other Expense. Other expense was $0.7 million for the six months ended June 30, 2002 as compared with no such expense during the same period of the prior year. Other expense in 2002 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers which are detailed in Part II, Item 1 under "Legal Proceedings."

Income Tax Expense (Benefit). Income tax expense was $0.5 million for the six months ended June 30, 2002 compared to a benefit of $1.4 million for the prior year due in part, to an increase in taxable income as a result of improved operating performance. In addition, the effective income tax rate was reduced to 38% for the six months ended June 30, 2002 from 55% for the prior year's period due to the elimination of goodwill amortization, in accordance with the adoption of FASB Statement 142, as discussed in Note 4 to the Financial Statements.

Net Income (Loss). Due to the factors described above, the net income for the six months ended June 30, 2002, was $0.8 million compared to a net loss of $1.1 million for the prior year's period.


                       Liquidity and Capital Requirements


At June 30, 2002, working capital was $26.6 million compared to $24.6 million at December 31, 2001. This increase was primarily the result of a reduction in current liabilities as the reduction in the term loan balance of $6.3 million was partially offset by an increase in the revolving line of credit of $5.0 million and to a reduction of $1.0 million in accrued liabilities. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows and, if needed, bank borrowings. The Company currently has an undrawn availability of $6.0 million under its committed $10.0 million revolving credit facility.

The Company has a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein, which provided for a $25 million term loan and a $10 million revolving line of credit. Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, on prime or LIBOR rates. The term loan is payable in eight (8) quarterly installments of $3,125,000 each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving line mature on December 31, 2002. As part of the revolving line, the lenders agreed to issue up to $10 million of standby letters of credit. The Company's obligations under the Loan Agreement are guaranteed by the Company's subsidiaries. In addition, the Company's obligations are secured by all of the Company's assets and the Company's equity in its subsidiaries. The average interest rate on borrowings under the Loan Agreement was 4.40% at June 30, 2002. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the average unused portion of the revolving line of credit. It is the Company's intention to renew or replace its revolving line of credit by December 31, 2002.

On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature and are payable on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15. At the present time, the Company projects that it will not have sufficient funds to effect repayment in full at maturity in the absence of a refinancing. The Company intends to refinance this debt in advance of its maturity date. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will be able to effect such a refinancing, there can be no assurance that such a refinancing will be obtained.

The Loan Agreement and the Senior Notes include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Loan Agreement also requires the Company to meet a fixed charge coverage test. At June 30, 2002, the Company was in compliance with all provisions of the Loan Agreement and Senior Notes.

As a result of amendments to the Company's certificate of incorporation resulting from the Consent Solicitation, among other things, dividends on the Company's Preferred Stock are payable either in cash or through the issuance of additional shares of Preferred Stock. The Company's ability to make dividend payments in cash depends upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. The Company has sufficient authorized and unissued shares of Preferred stock to make its dividend payments through the issuance of additional shares. See "Item 2. Changes in Securities and Use of Proceeds" for additional information concerning changes to the terms of the Preferred Stock.

The Company believes that it maintains adequate inventories based on its past and projected future sales activity and that it will be able to source its inventory requirements for the foreseeable future.

The Company believes that any effect of inflation at current levels will be minimal. Historically, the Company has been able to increase prices at a rate equal to or greater than that of inflation and believes that it will continue to be able to do so for the foreseeable future. In addition, the Company has been able to maintain a relatively stable variable cost structure for its products due, in part, to its successful procurement and reformulation activities with regard to its tobacco products and, in part, to its existing contractual agreement for the purchase of its premium cigarette papers.

Given its current operation, the Company believes that its capital expenditure requirements for 2002 will be in the range of $600,000 to $750,000. Through June 30, 2002, the Company has incurred capital expenditures of $209,000. Currently, the Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable capital requirements (other than the refinancing of its Senior Notes, as discussed above). The financing of any significant future products, business or property acquisitions would likely require additional debt or equity financing.


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

Item 3.  Not Applicable

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

Kentucky & Illinois Complaints.
------------------------------

On April 5, 2002 the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco, Inc. and its affiliates ("Republic"), except for Republic's claim of defamation per se against the Company, Republic's unfair competition claim for injunctive relief against the Company and the Company's claim against Republic for tortious interference with prospective business advantage. The Court also granted Republic leave to move for summary judgment on the Company's tortious interference claim. On April 29, 2002, Republic made a motion for summary judgment with respect to the Company's tortious interference claim. The briefings were completed on August 9, 2002 and the parties are awaiting the Court's decision.

Texas Infringing Products Litigation.
-------------------------------------

In Bollore S.A. v. Import Warehouse, Inc. Civ. No. 3-99CV-1196-R (N.D. Texas), the Company entered into a settlement with the remaining defendants, the principal terms of which included an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy that operated as well as information on other parties engaged in the purchase and distribution of infringing Zig-Zag premium cigarette papers.

Subsequent to such settlement, the Company instituted a contempt proceeding against Ravi Bhatia and Import Warehouse Inc. for violation of the civil contempt order and a hearing was held on April 10, 2002. After evidence related to this matter was discovered by plaintiffs and upon plaintiffs application, another hearing was held on August 1, 2002. The Court has allowed the defendants three weeks to supplement the record with additional evidence after which, the Court indicated, it would make its ruling.

California Infringing Products Litigation.
-----------------------------------------

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

After a subsequent hearing on the summary judgment motion on May 15, 2002, the Court affirmed its ruling against Downey Wholesale. The Court also reversed its tentative ruling granting LA International's summary judgment and, in its final ruling, denied LA International's motions in all respects.

On June 5, 2002, the Court granted the plaintiffs' application to consolidate the A&A Smart Shopping and the Buy Rite Wholesale cases for trial purposes. In an effort to better manage this case for trial, the plaintiffs have settled against certain defendants, obtaining judgments for damages and permanent injunctions against all of the settling defendants. A trial of the plaintiffs' claims against the remaining defendants, Downey Wholesale, LA Top, LA International, New Rainbow, LA Price Leader Inc. and JT Saniya Inc., has been tentatively set for October 1, 2002.

On June 6, 2002, the plaintiffs moved for contempt sanctions against JT Saniya Inc., asserting that JT Saniya had violated the terms of the preliminary injunction issued against it by selling 38 cases of counterfeit product. JT Saniya failed to dispute the allegations and a default judgment of $420,369.09 was entered against JT Saniya on July 23, 2002. The plaintiffs have commenced collection proceedings.


Item 2.  Changes in Securities and Use of Proceeds

Upon the approval of the requisite number of holders of its common stock and Preferred Stock as described below, on July 30, 2002, the Company amended its certificate of incorporation to amend the terms of the Preferred Stock.

The amendments to the Preferred Stock, among other things, (i) accelerated the mandatory redemption date of the Preferred Stock from June 15, 2007 to June 15, 2005, which will require the Company to redeem the Preferred Stock at an earlier date, (ii) reduced the liquidation preference from $25.00 to $22.00 per share, which will lower the Company's cost of redeeming the Preferred Stock and will lower the amount of dividends payable thereon (which dividends are equal to 12% of the liquidation preference per annum), (iii) eliminated any redemption premium, which will lower the Company's potential cost of redeeming the Preferred Stock prior to June 15, 2005, (iv) reduced the repurchase price that the Company must offer the holders of Preferred Stock upon a change of control from 101% to 100% of the liquidation preference, which will lower the Company's potential cost of any such repurchase obligation, (v) permitted future dividends to be paid through the issuance of additional shares of preferred stock, which will provide the Company with greater flexibility in financing its operations, and (vi) included a definition for the term "Permitted Investments", which definition was inadvertently omitted from the Certificate of Designation pursuant to which the Preferred Stock was created.

Item 4.      Submission of Matters to a Vote of Security Holders

By action of the Board of Directors on April 9, 2002, Geoffrey J.F. Gorman was elected as a director, increasing the number of directors to five.

On June 28, 2002, persons having the right to vote a majority of the outstanding shares of the Company's common stock, acting by written consent, approved the amendments to certificate of incorporation of the Company that amended the terms of the Preferred Stock as discussed in Item 2 above. The written consent was signed by persons having the right to vote 447,400 shares of the Company's common stock or 84.7% of the outstanding common shares.

On July 1, 2002, the Company began soliciting consents from the registered holders of its Preferred Stock to amendments to the certificate of incorporation of the Company that amended the terms of the Preferred Stock. Upon completion of the consent solicitation, on July 29, 2002, the Company received consents from holders of more than 99% of the issued and outstanding shares of Preferred Stock.

Item 6.      Exhibits and Reports on Form 8-K

       a.       Exhibits

       10.1 Promissory Note dated March 31, 2002 issued by David I. Brunson in favor of North Atlantic Trading Company, Inc.

       10.2 Promissory Note dated March 31, 2002 issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc.

       10.3. Secured Promissory Note dated March 31, 2002 issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc.

       10.4 Secured Promissory Note dated March 31, 2002 issued by Thomas F. Helms, Jr. in favor of North Atlantic Trading Company, Inc.

       10.5. Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North Atlantic Trading Company, Inc.

       99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

       b.       Reports on Form 8-K.

       (i)      Form 8-K, filed on July 1, 2002, reporting under Item 5 "Other
                Events".

       (ii) Form 8-K filed on July 31, 2002, reporting under Item 5 "Other Events" and including an amendment to the certificate of incorporation of the Company as an Exhibit under Item 7 "Financial Statements, Pro Forma Information and Exhibits."




                                   SIGNATURES





                  The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTH ATLANTIC TRADING COMPANY, INC.


Date:    August 14, 2002        /s/ Thomas F. Helms, Jr.
                              ------------------------------------------------
                              Thomas F. Helms, Jr.
                              Chief Executive Officer

                                /s/ David I. Brunson
                              ------------------------------------------------
                              David I. Brunson
                              Chief Financial Officer