Form 10-Q
period 2002-09-30
NORTH ATLANTIC TRADING CO INC
filed 2002-11-14
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of October 31, 2002.

                                      PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                       September 30,               December 31,
                                                                           2002                        2001
                                                                           ----                        ----
Current assets:                                                         (Unaudited)

     Cash                                                             $          362              $        1,130
     Accounts receivable                                                       7,640                       5,672
     Inventory                                                                42,641                      43,967
     Income taxes receivable                                                     910                         910
     Other current assets                                                      2,904                       1,702
                                                                      ----------------            ----------------

         Total current assets                                                 54,457                      53,381

Property, plant and equipment, net                                             5,094                       5,233

Deferred income taxes                                                         24,728                      26,644

Deferred financing costs                                                       2,989                       4,028

Goodwill, net                                                                123,557                     123,557

Other assets                                                                   3,298                       2,718
                                                                      ----------------            ----------------

         Total assets                                                 $      214,123              $      215,561
                                                                      ================            ================

Current liabilities:
     Revolving credit facility                                        $        3,500              $            -
     Accounts payable                                                          1,464                       2,614
     Accrued liabilities                                                       7,988                       4,080
     Deferred income taxes                                                     9,542                       9,542
     Current portion of long-term debt                                         3,125                      12,500
                                                                      ----------------            ----------------

         Total current liabilities                                            25,619                      28,736

Long-term debt                                                               155,000                     155,000
Other long-term liabilities                                                   10,994                      10,994
                                                                      ----------------            ----------------

         Total liabilities                                                   191,613                     194,730
                                                                      ----------------            ----------------

Preferred Stock, net of discount of $0 and $918,
     respectively (mandatory redemption value of $55,822)                     55,822                      57,443
                                                                      ----------------            ----------------

Stockholders' Deficit:
     Common stock, voting, $.01 par value authorized shares,
     750,000; issued and outstanding shares, 528,241                               5                           5
     Common stock, nonvoting, $.01 par value; authorized shares,
     750,000; issued and outstanding shares, -0-                                   -                           -
     Additional paid-in capital                                                9,144                       9,144
     Loans to stockholders for stock purchase                                   (192)                       (187)
     Accumulated other comprehensive income                                     (348)                       (348)
     Accumulated deficit                                                     (41,921)                    (45,226)
                                                                      ----------------            ----------------

         Total stockholders' deficit                                         (33,312)                    (36,612)
                                                                      ----------------            ----------------

         Total liabilities and stockholders' deficit                  $      214,123              $      215,561
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

                                                                 Three months                Three months
                                                                     Ended                      Ended
                                                                 September 30,              September 30,
                                                                     2002                        2001
                                                                ----------------           -----------------
Net sales                                                       $       26,014             $       23,302

Cost of sales                                                           10,537                      9,916
                                                                ----------------           -----------------

     Gross profit                                                       15,477                     13,386

Selling, general and administrative expenses                             6,302                      6,358
Amortization of goodwill                                                     -                      1,372
                                                                ----------------           -----------------

     Operating income                                                    9,175                      5,656

Interest expense and financing costs, net                                4,676                      4,903
Other expense (income)                                                     681                        (14)
                                                                ----------------           -----------------

     Income before income tax expense (benefit)                          3,818                        767

Income tax expense (benefit)                                             1,451                        (31)
                                                                ----------------           -----------------

     Net income                                                          2,367                        798

Preferred stock dividends                                               (1,630)                    (1,709)

Net gain on restructuring of preferred stock                             5,448                          -
                                                                ----------------           -----------------

     Net income (loss) applicable to common shares                       6,185                       (911)
     Add back:  goodwill amortization expense, net of tax                    -                      1,022
                                                                ----------------           -----------------
     Adjusted net income applicable to common shares            $        6,185             $          111
                                                                ================           =================

Basic earnings per common share:

     Net income                                                 $          4.48            $          1.51
     Preferred stock dividends                                            (3.09)                     (3.24)
     Net gain on restructuring of preferred stock                         10.31                          -
                                                                ----------------           -----------------
     Net income (loss)                                                    11.71                      (1.73)
     Add back:  goodwill amortization expense, net of tax                     -                       1.94
                                                                ----------------           -----------------
     Adjusted net income                                        $         11.71            $          0.21
                                                                ================           =================

Diluted earnings per common share:

     Net income                                                 $         3.62             $         1.51
     Preferred stock dividends                                           (2.50)                     (3.24)
     Net gain on restructuring of preferred stock                         8.34                           -
                                                                ----------------           -----------------

Net income (loss)                                                         9.46                      (1.73)

Add back:  goodwill amortization expense, net of tax                          -                      1.94
                                                                ----------------           -----------------

Adjusted net income                                             $         9.46             $         0.21
                                                                ================           =================

Weighted average common shares outstanding:
Basic                                                                   528.2                      528.2
Diluted                                                                 653.5                      528.2

            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)


Net income                                                               $        2,367             $          798

Other comprehensive income, net of tax:
     Gain on foreign currency hedges                                                  -                         57
                                                                         ----------------           -----------------

Comprehensive income                                                     $        2,367             $          855
                                                                         ================           =================





               The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                      Nine months                     Nine months
                                                                         Ended                           Ended
                                                                   September 30, 2002             September 30, 2001
                                                                  ---------------------           --------------------
Net sales                                                           $         66,184                $         62,314

Cost of sales                                                                 27,736                          27,418
                                                                  ---------------------           --------------------

         Gross profit                                                         38,448                          34,896
Selling, general and administrative expenses                                  17,955                          17,586
Amortization of goodwill                                                           -                           4,117
                                                                  ---------------------           --------------------

         Operating income                                                     20,493                          13,193
Interest expense and financing costs, net                                     14,074                          14,951
Other expense (income)                                                         1,375                             (15)
                                                                  ---------------------           --------------------

         Income (loss) before income tax expense (benefit)                     5,044                          (1,743)

Income tax expense (benefit)                                                   1,917                          (1,411)
                                                                  ---------------------           --------------------

         Net income (loss)                                                     3,127                            (332)

Preferred stock dividends                                                     (5,270)                         (4,965)

Net gain on restructuring of preferred stock                                   5,448                               -
                                                                  ---------------------           --------------------

         Net income (loss) applicable to common shares                         3,305                          (5,297)

         Add back:  goodwill amortization expense, net of tax                      -                           3,066
                                                                  ---------------------           --------------------

         Adjusted net income (loss) applicable to common shares     $          3,305                $         (2,231)
                                                                  =====================           ====================

Basic earnings (loss) per common share:
         Net income (loss)                                          $           5.92                $          (0.63)

         Preferred stock dividends                                             (9.98)                          (9.40)

         Net gain on restructuring of preferred stock                          10.32                            -
                                                                  ---------------------           --------------------

         Net income (loss)                                                      6.26                          (10.03)

         Add back:  goodwill amortization expense, net of tax                   -                               5.81
                                                                  ---------------------           --------------------

         Adjusted net income (loss)                                 $           6.26                $          (4.22)
                                                                  =====================           ====================

Diluted earnings (loss) per common share:
         Net income (loss)                                        $             4.79                $          (0.63)

         Preferred stock dividends                                             (8.07)                          (9.40)

         Net gain on restructuring of preferred stock                           8.34                            -
                                                                  ---------------------           --------------------

         Net income (loss)                                                      5.06                          (10.03)

         Add back:  goodwill amortization expense, net of tax                   -                               5.81
                                                                  ---------------------           --------------------

         Adjusted net income (loss)                                 $           5.06                $          (4.22)
                                                                  =====================           ====================

Weighted average common shares outstanding:
         Basic                                                                528.2                           528.2
         Diluted                                                              653.5                           528.2


                              CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                   (in thousands)

Net income (loss)                                                 $           3,127                 $         (332)
Other comprehensive income, net of tax:
         Gain on foreign currency hedges                                          -                             11
                                                                  ---------------------           --------------------
Comprehensive income (loss)                                       $           3,127                 $         (321)
                                                                  =====================           ====================

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                      Nine months                     Nine months
                                                                         Ended                           Ended
                                                                   September 30, 2002             September 30, 2001
                                                                  ---------------------           --------------------
Cash flows from operating activities:
Net income (loss)                                                   $          3,127                $           (332)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Depreciation                                                                525                             525
     Amortization of goodwill                                                      -                           4,117
     Amortization of deferred financing costs                                  1,039                           1,039
     Deferred income taxes                                                     1,917                          (1,411)
     Compensation expense                                                         75                              75
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (1,968)                         (1,045)
         Inventory                                                             1,326                           4,241
         Other current assets                                                 (1,202)                           (151)
         Other assets                                                           (580)                           (512)
         Accounts payable                                                     (1,150)                         (1,754)
         Accrued expenses and other                                            3,556                           4,855
                                                                  ---------------------           --------------------

         Net cash provided by operating activities                             6,665                           9,647
                                                                  ---------------------           --------------------

Cash flows from investing activities:
     Capital expenditures                                                       (386)                           (357)
                                                                  ---------------------           --------------------

         Net cash used in investing activities                                  (386)                           (357)
                                                                  ---------------------           --------------------

Cash flows from financing activities:
     Proceeds from revolving credit facility                                   3,500                               -
     Payments on term loans                                                   (9,375)                         (9,375)
     Consent Solicitation expenses (Note 10)                                  (1,166)                              -
     Other                                                                        (5)                              -
                                                                  ---------------------           --------------------

         Net cash used in financing activities                                (7,046)                         (9,375)
                                                                  ---------------------           --------------------

         Net decrease in cash                                                   (768)                            (85)

Cash, beginning of period                                                      1,130                           1,453
                                                                  ---------------------           --------------------

Cash, end of period                                                 $            362                $          1,368
                                                                  =====================           ====================



               The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in North Atlantic Trading Company, Inc.'s (the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accordingly do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been made and were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to current period presentation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $599,000 and $754,000 for the three months ended September 30, 2002 and 2001, respectively, and $1,863,000 and $1,939,000 for the nine months ended September 30, 2002 and 2001, respectively.

CASH: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash on hand to fund its projected deposit based on its monthly sales activity for the current year, as an other non-current asset. Each year's obligation will be deposited in the escrow account by April 15 of the following year. As of September 30, 2002, the Company has recorded as a non-current asset approximately $662,000 related to its projected deposit for 2002.

3.       INVENTORIES

The Company uses the last-in, first-out (LIFO) method for valuing its inventories.

The reduction of LIFO inventory quantities decreased net income of the Company by approximately $0.2 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively, and approximately $0.7 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively.

The components of inventories are as follows (in thousands):

                                                               9/30/02                        12/31/01
                                                        ---------------------           --------------------
Raw material and work in progress                         $          2,367                $          2,125
Leaf tobacco                                                         9,688                          12,404
Finished goods - loose leaf tobacco                                  3,452                           2,431
Finished goods - MYO products                                        5,958                           4,694
Other                                                                  744                             681
                                                        ---------------------           --------------------

                                                                    22,209                          22,335
LIFO reserve                                                        20,432                          21,632
                                                        ---------------------           --------------------
                                                          $         42,641                $         43,967
                                                        =====================           ====================

4.       PROVISION FOR INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2002 and September 30, 2001 was computed based on the estimated annual effective income tax rate of 38% and 81%, respectively. The primary difference between the effective income tax rate and the statutory income tax rate is certain goodwill amortization, which is not deductible for income tax purposes. Pursuant to the adoption of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), on January 1, 2002, the Company ceased its amortization of goodwill. See note 8, "Recently Issued Accounting Pronouncement" below for a discussion of Statement No. 142.

5.   NOTES PAYABLE AND LONG-TERM DEBT

North Atlantic Trading Company, Inc. is a holding company with no operations and assets consisting primarily of its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in National Tobacco Company, L.P., a subsidiary of the Company, and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In management's opinion, separate financial statements of the subsidiaries are not meaningful and are not included in these financial statements. The following is unaudited parent-only summarized financial information of the Company (in thousands):

                                                              9/30/02                        12/31/01
                                                        ---------------------           --------------------
     Current assets                                       $              -                $              -
     Noncurrent assets                                             195,302                         195,462
     Current liabilities                                            18,433                          20,164
     Noncurrent liabilities                                        155,000                         155,000
     Redeemable preferred stock                                     55,822                          57,433


For the three months ended September 30:                        2002                           2001
                                                        ---------------------           --------------------

     Equity in earnings of subsidiaries                   $          5,869                $            866
     Interest expense                                               (4,709)                         (4,949)
     Income tax benefit                                              1,222                           4,892
                                                        ---------------------           --------------------
     Net income before preferred
       stock dividends                                    $          2,382                $            809
                                                        =====================           ====================


For the nine months ended September 30:                         2002                           2001
                                                        ---------------------           --------------------

     Equity in earnings of subsidiaries                   $         14,173                $          6,134
     Interest expense                                              (14,185)                        (15,100)
     Income tax benefit                                              3,196                           8,679
                                                        ---------------------           --------------------
     Net income loss before preferred
       stock dividends                                    $          3,184                $           (287)
                                                        =====================           ====================


6.       FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. The statement further requires that the gains and losses related to changes in the fair value of the derivative financial instruments be recorded in the income statement unless certain hedge criteria are met. Gains and losses for qualifying hedges can be deferred in accumulated "other comprehensive income" and recognized in the income statement along with the related results of the hedged item. The statement requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for such hedge accounting treatment.

The Company purchases certain inventory on terms of net 45 days in Euros which creates exposure to potentially adverse movement in foreign currency rates. The Company often uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In addition, the supplier of such inventory provides a contractual hedge against a substantial downward currency movement pursuant to its agreement with the Company. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

The Company's policy is to designate its forward currency contracts as cash flow hedges of its anticipated purchases in Euros. Gains and losses on contracts that are recorded in "other comprehensive income" will be reclassified to cost of goods sold for the periods in which the related inventory is sold.

The Company recorded a cumulative-effect deferred net gain adjustment of $28,000 (net of tax expense of $17,000) in accumulated other comprehensive income to recognize the fair value of these contracts upon adoption of SFAS 133 on January 1, 2001. The Company reclassified this net gain from "other comprehensive income" to cost of goods sold in the first quarter of 2001. In addition, the Company reclassified the June 30, 2001 net gain of $49,000 (net of tax benefit of $30,000) recorded in accumulated "other comprehensive income" in a similar manner during the third quarter of 2001. At September 30, 2002, there were no forward currency contracts outstanding.

7.       RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                                Income                    Shares                 Per Share
                                                             (Numerator)              (Denominator)                Amount
                                                        -----------------------    ---------------------    ---------------------
Basic:
Net income                                                $          2,367
Less: preferred stock dividends                                     (1,630)
Plus net gain on restructuring of preferred stock                    5,448
                                                        -----------------------

     Net income applicable to common shares               $          6,185                    528,241           $      11.71
                                                        =======================    =====================    =====================


Diluted:
Net income                                                $          2,367
Less: preferred stock dividends                                     (1,630)
Plus: net gain on restructuring of preferred stock                   5,448
                                                        -----------------------

     Net income applicable to common shares               $          6,185                    653,541           $       9.46
                                                        =======================    =====================    =====================


THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                Income                    Shares                 Per Share
                                                             (Numerator)              (Denominator)                Amount
                                                        -----------------------    ---------------------    ---------------------

Basic and Diluted:
Net income                                                $            798
Less: preferred stock dividends                                     (1,709)
                                                        -----------------------

     Net loss applicable to common shares                 $           (911)                   528,241           $      (1.73)

     Add back:  goodwill amortization expense, net of
     tax                                                             1,022                                              1.94
                                                        -----------------------    ---------------------    ---------------------

     Adjusted net income applicable to common shares      $            111                    528,241           $       0.21
                                                        =======================    =====================    =====================


NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                Income                    Shares                 Per Share
                                                             (Numerator)              (Denominator)                Amount
                                                        -----------------------    ---------------------    ---------------------

Basic:
Net income                                                $          3,127
Less: preferred stock dividends                                     (5,270)
Plus: net gain on restructuring of preferred stock                   5,448
                                                        -----------------------

     Net income applicable to common shares               $          3,305                    528,241           $       6.26
                                                        =======================    =====================    =====================

Diluted:
Net income                                                $          3,127
Less: preferred stock dividends                                     (5,270)
Plus: net gain on restructuring of preferred stock                   5,448
                                                        -----------------------

     Net income applicable to common shares               $          3,305                    635,541           $       5.06
                                                        =======================    =====================    =====================

NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                Income                    Shares                 Per Share
                                                             (Numerator)              (Denominator)                Amount
                                                        -----------------------    ---------------------    ---------------------

Basic and Diluted:
Net loss                                                  $           (332)
Less: preferred stock dividends                                     (4,965)
                                                        -----------------------

     Net loss applicable to common shares                 $         (5,297)                   528,241           $     (10.03)

     Add back:  goodwill amortization expense, net of
     tax                                                             3,066                                              5.81
                                                        -----------------------    ---------------------    ---------------------

     Adjusted net loss applicable to common shares        $         (2,231)                   528,241           $      (4.22)
                                                        =======================    =====================    =====================


The calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 63,500 shares and from stock options representing 61,800 shares were excluded from the computation for the three months and nine months ended September 30, 2001, as their effect is antidilutive.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 2001, the Emerging Issues Task Force issued: 1) EITF No. 00-14, "Accounting for Certain Sales Incentives", addressing the recognition, measurement and statement of earnings classification of certain sales incentives and 2) EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company adopted EITF 00-14 and EITF 00-25 in the first quarter of 2002. As a result of this adoption, certain expenses have been reclassified from selling, general and administrative expenses to allowances in determining net sales and to cost of goods sold for the three months and nine months ended September 30, 2001. Due to adopting EITF 00-14 and EITF 00-25, for the three months ended September 30, 2001, net sales decreased by $1.23 million, cost of goods sold increased by $1.07 million and selling, general and administrative expenses were reduced by $2.30 million from the previously reported figures. For the nine months period ended September 30, 2001, net sales decreased by $2.70 million, cost of goods sold increased by $3.01 million and selling, general and administrative expenses were reduced by $5.71 million from the previously reported figures. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income for either of these periods.

In June 2001, FASB, issued Statement No. 141, "Business Combinations" ("Statement 141") and Statement 142. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method as use of the pooling-of-interest method is no longer permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle as of the beginning of the year. Subsequent impairments, if any, will be classified as an operating expense. In addition, Statement 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

Upon adopting Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Statement 142 required completion of the first step of the transitional impairment test by June 30, 2002. In completing the transitional impairment test for fiscal 2002, the Company reported that it had incurred no impairment.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset-retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS 143 in fiscal 2003. SFAS 143 is not expected to have an impact on the Company's financial statements.

On January 1, 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. The adoption of Statement 144 does not have an impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the year ending 2003. The adoption of the Statement is not expected to have an impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. The provisions of SFAS 146, as related to exit or disposal activities will be effective for fiscal 2003. SFAS 146 is not expected to have an impact on the Company's financial statements.

9.       CONTINGENCIES

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2002 and June 30, 2002.

Kentucky & Illinois Complaints.

On April 5, 2002 the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco, Inc. and its affiliates ("Republic"), except for Republic's claim of defamation per se against the Company, Republic's unfair competition claim for injunctive relief against the Company and the Company's claim against Republic for tortious interference with prospective business advantage. The Court also granted Republic leave to move for summary judgment on the Company's tortious interference claim. On April 29, 2002, Republic made a motion for summary judgment with respect to the Company's tortious interference claim. The briefings have been completed and the parties are awaiting the Court's decision.

Minnesota Complaint.

In Tuttle v. Lorillard Company, et al. (Case No. C2-99-7105) the plaintiff alleges that plaintiff's decedent was injured as a result of using National Tobacco's (and, prior to the formation of National Tobacco, Lorillard's) Beech-Nut brand and Pinkerton Tobacco Company's Red Man brand loose-leaf chewing tobacco. Plaintiff asserted theories of liability, breach or warranty, fraud, and variations on fraud and misrepresentation. Motions to dismiss were filed on all counts except for negligence. Plaintiff reasserted its claims based on fraud allegations in an amended complaint. Those claims survived a motion to dismiss. The Court had ordered that the case be ready for trial in February 2003. Due to extensions of discovery deadlines, the Company believes that this case will not be ready for trial until April 2004.

Texas Infringing Products Litigation.

In Bollore S.A. v. Import Warehouse, Inc. Civ. No. 3-99CV-1196-R (N.D. Texas), the Company entered into a settlement with the remaining defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing Zig-Zag premium cigarette papers.

Subsequent to such settlement, the Company instituted a contempt proceeding against Ravi Bhatia, individually, and Import Warehouse, Inc. for violation of the civil contempt order and a hearing was held on April 10, 2002. After evidence related to this matter was discovered by plaintiffs and upon plaintiffs' application, another hearing was held on August 1, 2002. The Court allowed the defendants three weeks to supplement the record with additional evidence and suggested that it may request further argument. The parties are awaiting the Court's decision.

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

After a subsequent hearing on the summary judgment motion on May 15, 2002, the Court affirmed its ruling against Downey Wholesale. The Court also reversed its tentative ruling granting L.A. International's summary judgment and, in its final ruling, denied L.A. International's motions in all respects.

On June 5, 2002, the Court granted the plaintiffs' application to consolidate the A&A Smart Shopping and the Buy Rite Wholesale cases for trial purposes. In an effort to better manage this case for trial, the plaintiffs settled against certain defendants and obtained judgments for damages and permanent injunctions against all of the settling defendants. A trial of the plaintiffs' claims against the remaining defendants, Downey Wholesale and Fadel El-Shahawi, Downey's principal, began October 1, 2002. On October 15, 2002, after a two week jury trial, the jury found for the plaintiffs on all counts. The plaintiffs were awarded a total of $2,000,000 in damages, and the jury found that defendant Downey and defendant Fadel El-Shahawi acted willfully and with fraud, oppression or malice. As a result, plaintiffs are entitled to request the Court to award them their reasonable attorney fees and expenses and are currently preparing their application for attorney fees and expenses, recognizing that the Court enjoys substantial discretion in setting that award. The verdict also allows the Court, in its discretion, to apply a multiple of up to three times the verdict amount in order to adequately compensate plaintiffs and also, to award punitive damages. The parties settled the punitive damages and multiplier portions of the case for $500,000, of which half will be paid by November 15, 2002 and the remainder will be paid in equal monthly installments over the next two year period, commencing on December 1, 2002. All recoveries from this litigation will be shared equally by North Atlantic Operating Company and Bollore. Defendants have filed a new trial motion, which plaintiffs intend to vigorously oppose.

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

10.      PREFERRED STOCK

On July 1, 2002, the Company commenced a consent solicitation (the "Consent Solicitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred Stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of the Company which would amend the terms of the Preferred Stock. The proposed amendments required the consent of the holders of a majority of the issued and outstanding shares of common stock of the Company and the consent of the holders of a majority of the issued and outstanding shares of Preferred Stock. A consent by the holders of a majority of the Company's outstanding common stock was executed on June 28, 2002. On July 29, 2002, the Consent Solicitation was successfully completed, with the Company receiving consents from the holders of more than 99% of the outstanding shares of Preferred Stock.

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

As consideration for these amendments, the Company paid each registered holder of Preferred Stock that consented thereto $0.40 per share in cash. A total of

$984,642 in consent fees was paid. The Company paid an additional $181,767 in legal and other fees related to the Consent Solicitation.

The Company has recorded the Preferred Stock at its current value in the accompanying Balance Sheet. The resulting gain, net of the consent and other fees described above, has been recognized in the accompanying Statements of Operations.

11.      SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes premium cigarette papers and contract manufactures and distributes cigarette tobaccos and related products primarily through wholesale distributors in the United States.

The accounting policies of the segments are the same as those of the Company. Segment data includes a charge allocating all corporate costs to each operating segment. Elimination and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses (Adjusted EBITDA).

The table below presents financial information about reported segments for the three months and nine months ended September 30, 2002 and 2001, respectively (in thousands):

   FOR THE THREE MONTHS ENDED                                                           ELIMINATIONS
       SEPTEMBER 30, 2002             SMOKELESS TOBACCO         MAKE-YOUR-OWN             AND OTHER                  TOTAL
---------------------------------    --------------------    --------------------    --------------------     --------------------
Net Sales                              $          8,743        $         17,271        $              -           $     26,014
Adjusted EBITDA                                   2,079                   7,921                       -                 10,000
Assets                                           66,409                 245,765                 (98,051)               214,123

       SEPTEMBER 30, 2001
---------------------------------

Net Sales                              $          9,509        $         13,793        $              -           $     23,302
Adjusted EBITDA                                   2,104                   5,899                       -                  8,003
Assets                                           69,042                 225,119                 (72,872)               221,289


   FOR THE NINE MONTHS ENDED                                                            ELIMINATIONS
       SEPTEMBER 30, 2002             SMOKELESS TOBACCO         MAKE-YOUR-OWN             AND OTHER                  TOTAL
---------------------------------    --------------------    --------------------    --------------------     --------------------

Net Sales                              $         27,798        $         38,386        $              -           $     66,184
Adjusted EBITDA                                   7,797                  15,321                       -                 23,118
Assets                                           66,409                 245,765                 (98,051)               214,123

       SEPTEMBER 30, 2001
---------------------------------

Net Sales                              $         29,295        $         33,019        $              -           $     62,314
Adjusted EBITDA                                   7,862                  12,874                       -                 20,736
Assets                                           69,042                 225,119                 (72,872)               221,289


A reconciliation of Adjusted EBITDA to total consolidated operating income for the three months and nine months ended September 30, 2002 and 2001, respectively, is as follows (in thousands):

                                             FOR THE THREE MONTHS ENDED:                     FOR THE THREE MONTHS ENDED:
                                                    SEPTEMBER 30                                     SEPTEMBER 30
                                     --------------------------------------------    ---------------------------------------------
                                            2002                    2001                    2002                     2001
                                     --------------------    --------------------    --------------------     --------------------
Adjusted EBITDA                        $         10,000        $          8,003        $         23,118           $     20,736
Depreciation expense                               (175)                   (175)                   (525)                  (525)
Amortization expense                                  -                  (1,372)                      -                 (4,117)
LIFO adjustment                                    (350)                   (500)                 (1,200)                (2,001)
Stock option expense                                (25)                    (25)                    (75)                   (75)
Postretirement/Pension expense                     (275)                   (275)                    825)                  (825)
                                     --------------------    --------------------    --------------------     --------------------

Operating income                       $          9,175        $          5,656        $         20,493           $     13,193
                                     ====================    ====================    ====================     ====================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company competes in two distinct markets: (1) the smokeless tobacco market and (2) the Make-Your-Own ("MYO") cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco segment, and the MYO cigarette market is comprised of the MYO premium cigarette papers category and the MYO cigarette tobaccos and related products category. The Company manufactures and markets loose leaf chewing tobacco and imports and distributes MYO premium cigarette papers, and contract manufactures and markets MYO cigarette tobaccos and related products.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Sales. Net sales for the three months ended September 30, 2002 were $26.0 million, an increase of 11.6% or $2.7 million from the corresponding period of the prior year. Net sales of the smokeless tobacco segment for the current period decreased 8.1% or $0.8 million from the corresponding period of the prior year. This segment's volume for the current period decreased by 8.8% as compared with the prior period, tracking the declining industry trend in the loose leaf category of the smokeless tobacco segment. The Company's decline was partially offset by a manufacturer's price increase. Net sales of the Company's MYO segment increased 25.2% or $3.5 million in comparison to the corresponding period of the prior year. This increase was due to the continuing growth of the MYO cigarette tobacco products category, driven primarily by increased state and local taxes on ready-made cigarettes, and to a recovery in the Company's MYO premium cigarette paper category, which had been adversely impacted by illicit counterfeiting activity. Overall, the MYO premium cigarette paper volume of the Summer 2002 Promotion exceeded that of the Summer 2001 Promotion by 6.3%. Because these results are generally consistent with those of the Winter 2001 and Spring 2002 Promotions, management believes that this category continues to benefit from the reduction in illicit counterfeiting activity.

Gross Profit. Gross profit for the three months ended September 30, 2002 was $15.5 million, an increase of $2.1 million or 15.6% from the corresponding period of the prior year. Gross profit of the smokeless tobacco segment for the current period was flat compared to the corresponding period of the prior year, as this segment's gross margin increased to 48.4% of net sales for the current period from 44.6% in the corresponding period of the prior year. This increase was due to a manufacturer's price increase, an improvement in manufacturing efficiencies and a reduction in the non-cash LIFO inventory adjustment of $0.2 million for the three months ended September 30, 2002, each of which positively impacted the gross margin of this segment. If the non-cash LIFO adjustment were to be disregarded, the smokeless tobacco segment's gross margin percentage would have been 52.4% of net sales for the current period in comparison to 49.8% for the corresponding period of the prior year. Due to its strong increase in net sales, gross profit of the MYO segment for the current period increased $2.1 million or 23.0% over the prior year. The gross margin of the MYO segment declined to 65.1% of net sales for the current period in comparison to 66.3% for the prior period. This reduction in gross margin was due to the growth in the MYO cigarette tobacco and related products category, which generally has a lower gross margin than the MYO premium cigarette paper category.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 were $6.3 million, a reduction of 0.9% compared to the corresponding period of the prior year. During the second quarter of 2002, the Company undertook a review of its sales and marketing organization and activities. Based on this review and during the third quarter, the Company's National Tobacco subsidiary commenced a program of organizational renewal, aimed at revitalizing its sales efforts with the goal of better penetrating larger accounts, such as the major convenience store chains. This initiative is expected to adversely affect selling, general and administrative expenses in the fourth quarter.

Amortization of Goodwill. Amortization of goodwill was eliminated for the three months ended September 30, 2002 compared to an expense of $1.4 million for the corresponding period of the prior year. Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with FASB Statement 142.

Interest Expense and Financing Costs. Interest expense and financing costs declined $0.2 million or 4.6% to $4.7 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This reduction was the result of a lower average term loan balance, coupled with a lower average interest rate on the Company's variable rate debt.

Other Expense (Income). Other expense was $0.7 million for the three months ended September 30, 2002 as compared with income of $0.01 million during the corresponding period of the prior year. Other expense in 2002 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers, which are detailed in Part II, Item 1 under "Legal Proceedings."

Income Tax Benefit (Expense). Income tax expense was $1.5 million for the three months ended September 30, 2002 compared to a benefit of $0.03 million for the corresponding period of the prior year due, in part, to the improved operating results in 2002. In addition, the effective income tax rate was reduced to 38% for the three months ended September 30, 2002 from 81% for the corresponding prior year's period due to the elimination of goodwill amortization, in accordance with the adoption of FASB Statement 142.

Net Income. Due to the factors described above, the net income for the three months ended September 30, 2002 was $2.4 million compared to a net income of $0.8 million for the corresponding period of the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Sales. Net sales for the nine months ended September 30, 2002 were $66.2 million, an increase of 6.2% or $3.9 million from the corresponding period of the prior year. Net sales of the smokeless tobacco segment for the current period decreased $1.5 million or 5.1% from the corresponding period of the prior year. This reduction was primarily the result of a volume decline of 8.1%, tracking the overall declining industry trend of the loose leaf category of the smokeless tobacco segment. The Company's decline was partially offset by a manufacturer's price increase. Net sales of the Company's MYO segment increased $5.4 million or 16.3% for the nine months ended September 30, 2002 in comparison to the corresponding period of the prior year. This increase was due to the continuing growth of the MYO cigarette tobacco products category and to a recovery in the MYO premium cigarette paper category, which had been adversely impacted by illicit counterfeiting activity. Overall, the MYO premium cigarette paper volume of the Spring and Summer 2002 Promotions exceeded that of the Spring and Summer 2001 Promotions by 7.5%. Because of these results, management believes that this category continues to benefit from a reduction in illicit counterfeiting activity.

Gross Profit. Gross profit for the nine months ended September 30, 2002 was $38.4 million, an increase of $3.6 million or 10.2% from the prior year's corresponding period. Gross profit of the smokeless tobacco segment for the current period increased $0.6 million or 4.3% as this segment's gross margin increased to 49.0% of net sales for the current period from 44.6% for the prior year's corresponding period. This increase was due to a manufacturer's price increase and to a reduction in the non-cash LIFO inventory adjustment of $0.8 million for the nine months ended September 30, 2002. If the non-cash LIFO adjustments were to be disregarded, the smokeless tobacco segment's gross margin would have been 53.3% of net sales for the current period in comparison to 51.4% for the prior period. Due to its strong increase in net sales, gross profit of the MYO segment for the current period increased $3.0 million or 13.7% over the prior period. The gross margin of the MYO segment declined to 64.7% of net sales from 66.1% of net sales in the prior period. This reduction in gross margin was due to the growth in the MYO cigarette tobacco and related products category, which generally has a lower gross margin than the MYO premium cigarette paper category.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $18.0 million, an increase of 2.0% from the corresponding period of the prior year. This was due primarily to increases in overall compensation costs, including benefits, and to an increase in marketing costs to drive the growth in the MYO segment.

Amortization of Goodwill. Amortization of goodwill was eliminated for the nine months ended September 30, 2002 compared to an expense of $4.1 million for the corresponding period of the prior year. Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with FASB Statement 142.

Interest Expense and Financing Costs. Interest expense and financing costs decreased $0.9 million or 5.9% to $14.1 million for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001. This reduction was the result of a lower average term loan balance coupled with a lower average interest rate environment.

Other Expense (Income). Other expense was $1.4 million for the nine months ended September 30, 2002 as compared with income of $0.02 million during the corresponding period of the prior year. Other expense in 2002 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers which are detailed in Part II, Item 1 under "Legal Proceedings."

Income Tax Expense (Benefit). Income tax expense was $1.9 million for the nine months ended September 30, 2002 compared to a benefit of $1.4 million for the corresponding period of the prior year due primarily to an increase in taxable income as a result of improved operating performance. In addition, the effective income tax rate was reduced to 38% for the nine months ended September 30, 2002 from 81% for the corresponding period of the prior year due to the elimination of goodwill amortization, in accordance with the adoption of FASB Statement 142.

Net Income (Loss). Due to the factors described above, the net income for the nine months ended September 30, 2002, was $3.1 million compared to a net loss of $0.3 million for the corresponding period of the prior year.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2002, working capital was $28.8 million compared to $24.6 million at December 31, 2001. The improved working capital position was the result of increases in accounts receivable due to increased sales and in other current assets coupled with a reduction in current liabilities due to scheduled payments of the term loan, which were partially offset by borrowings under of the revolving credit facility. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows and, if needed, bank borrowings under the revolving credit facility. As of September 30, 2002, the Company had an undrawn availability of $5.5 million under its committed $10.0 million revolving credit facility.

The Company is currently operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein, which provided for a $25 million term loan and a $10 million revolving credit facility. Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, on prime or LIBOR rates. The term loan is payable in eight (8) quarterly installments of $3,125,000 each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility mature on December 31, 2002. As part of the revolving credit facility, the lenders agreed to issue up to $10 million of standby letters of credit. The Company's obligations under the Loan Agreement are guaranteed by the Company's subsidiaries. In addition, the Company's obligations are secured by all of the Company's assets and the Company's equity in its subsidiaries. The average interest rate on borrowings under the Loan Agreement was 4.17% at September 30,

2002. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the average unused portion of the revolving line of credit. The Company has initiated discussions with its bank and it is the Company's intention to renew or replace its revolving credit facility on or before December 31, 2002.

On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes mature and are payable on June 15, 2004. The Notes bear interest at the fixed rate of 11% per annum, payable semiannually on June 15 and December 15. At the present time, the Company projects that it will not have sufficient funds to effect repayment in full at maturity in the absence of a refinancing. The Company intends to refinance this debt in advance of its maturity date. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will be able to effect such a refinancing, there can be no assurance that such a refinancing will be obtained.

The Loan Agreement and the Senior Notes include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. The Loan Agreement also requires the Company to meet a fixed charge coverage test. At September 30, 2002, the Company was in compliance with all provisions of the Loan Agreement and Senior Notes.

On July 29, 2002, the Company successfully completed a consent solicitation (the "Consent Solicitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of the Company relating to the terms of the Preferred Stock. See Note 10 to the Financial Statements and "Item 2. Changes in Securities and Use of Proceeds" for information concerning changes to the terms of the Preferred Stock.

As a result of amendments to the Company's certificate of incorporation resulting from the Consent Solicitation, among other things, dividends on the Company's Preferred Stock are payable either in cash or through the issuance of additional shares of Preferred Stock. The Company's future ability to make dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. Currently, the Company can satisfy that provision. Additionally, the Company has sufficient authorized and unissued shares of Preferred stock to make its dividend payments through the issuance of additional shares. For the dividend payment on September 15, 2002, the Company chose to make this payment in kind.

The Company believes that it maintains adequate inventories based on its past and projected future sales activity and that it will be able to source its inventory requirements for the foreseeable future. In the event that growth in any area outstrips the Company's projections, the Company will incur a temporary out-of-stock situation, which may result in a loss of sales.

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

Given its current operation, the Company believes that its capital expenditure requirements for 2002 will be less than $750,000. Through September 30, 2002, the Company had funded capital expenditures of $386,000. Currently, the Company believes that its operating cash flows, together with its revolving credit facility and any renewal or replacement of such facility, should be adequate to satisfy its reasonably foreseeable capital requirements (other than the refinancing of its Senior Notes, as discussed above). The financing of any significant future products, business or property acquisitions would likely require additional debt or equity financing.

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

ITEM 3.  NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES.

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2002 and June 30, 2002.

Kentucky & Illinois Complaints.

On April 5, 2002 the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco, Inc. and its affiliates ("Republic"), except for Republic's claim of defamation per se against the Company, Republic's unfair competition claim for injunctive relief against the Company and the Company's claim against Republic for tortious interference with prospective business advantage. The Court also granted Republic leave to move for summary judgment on the Company's tortious interference claim. On April 29, 2002, Republic made a motion for summary judgment with respect to the Company's tortious interference claim. The briefings have been completed and the parties are awaiting the Court's decision.

Minnesota Complaint.

In Tuttle v. Lorillard Company, et al. (Case No. C2-99-7105) the plaintiff alleges that plaintiff's decedent was injured as a result of using National Tobacco's (and, prior to the formation of National Tobacco, Lorillard's) Beech-Nut brand and Pinkerton Tobacco Company's Red Man brand loose-leaf chewing tobacco. Plaintiff asserted theories of liability, breach or warranty, fraud, and variations on fraud and misrepresentation. Motions to dismiss were filed on all counts except for negligence. Plaintiff reasserted its claims based on fraud allegations in an amended complaint. Those claims survived a motion to dismiss.

The Court had ordered that the case be ready for trial in February 2003. Due to extensions of discovery deadlines, the Company believes that this case will not be ready for trial until April 2004.

Texas Infringing Products Litigation.

In Bollore S.A. v. Import Warehouse, Inc. Civ. No. 3-99CV-1196-R (N.D. Texas), the Company entered into a settlement with the remaining defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing Zig-Zag premium cigarette papers.

Subsequent to such settlement, the Company instituted a contempt proceeding against Ravi Bhatia, individually, and Import Warehouse, Inc. for violation of the civil contempt order and a hearing was held on April 10, 2002. After evidence related to this matter was discovered by plaintiffs and upon plaintiffs' application, another hearing was held on August 1, 2002. The Court allowed the defendants three weeks to supplement the record with additional evidence and suggested that it may request further argument. The parties are awaiting the Court's decision.

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

After a subsequent hearing on the summary judgment motion on May 15, 2002, the Court affirmed its ruling against Downey Wholesale. The Court also reversed its tentative ruling granting L.A. International's summary judgment and, in its final ruling, denied L.A. International's motions in all respects.

On June 5, 2002, the Court granted the plaintiffs' application to consolidate the A&A Smart Shopping and the Buy Rite Wholesale cases for trial purposes. In an effort to better manage this case for trial, the plaintiffs settled against certain defendants and obtained judgments for damages and permanent injunctions against all of the settling defendants. A trial of the plaintiffs' claims against the remaining defendants, Downey Wholesale and Fadel El-Shahawi, Downey's principal, began October 1, 2002. On October 15, 2002, after a two week jury trial, the jury found for the plaintiffs on all counts. The plaintiffs were awarded a total of $2,000,000 in damages, and the jury found that defendant Downey and defendant Fadel El-Shahawi acted willfully and with fraud, oppression or malice. As a result, plaintiffs are entitled to request the Court to award them their reasonable attorney fees and expenses and are currently preparing their application for attorney fees and expenses, recognizing that the Court enjoys substantial discretion in setting that award. The verdict also allows the Court, in its discretion, to apply a multiple of up to three times the verdict amount in order to adequately compensate plaintiffs and also, to award punitive damages. The parties settled the punitive damages and multiplier portions of the case for $500,000, of which half will be paid by November 15, 2002 and the remainder will be paid in equal monthly installments over the next two year period, commencing on December 1, 2002. All recoveries from this litigation will be shared equally by North Atlantic Operating Company and Bollore. Defendants have filed a new trial motion, which plaintiffs intend to vigorously oppose.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         Exhibit
         -------

          3.1 Certificate of Amendment to the Certificate of Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 31,
                  2002).

         99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         b.       Reports on Form 8-K.

         (i) Form 8-K, filed on July 1, 2002, reporting under Item 5 "Other Events".

         (ii) Form 8-K filed on July 31, 2002 reporting under Item 5 "Other Events" and including an amendment to the certificate of incorporation of the Company as an Exhibit under Item 7 "Financial Statements, Pro Forma Information and Exhibits."

                                   SIGNATURES

                  The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NORTH ATLANTIC TRADING COMPANY, INC.

Date: November 14, 2002              /s/ Thomas F. Helms, Jr.
                                     -----------------------------------------
                                     Thomas F. Helms, Jr.
                                     Chief Executive Office


                                     /s/ David I. Brunson
                                     -----------------------------------------
                                     David I. Brunson
                                     Chief Financial Office

                                 CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Thomas F. Helms, Jr., certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of North Atlantic Trading Company, Inc.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002


/s/ Thomas F. Helms, Jr.
-------------------------------------
Name: Thomas F. Helms, Jr.
Title: Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, David I. Brunson, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of North Atlantic Trading Company, Inc.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002


/s/ David I. Brunson
--------------------------------------
Name: David I. Brunson
Title: Chief Financial Officer