Form 10-K
period 2002-12-31
NORTH ATLANTIC TRADING CO INC
filed 2003-03-31
CIK 1042787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]   No [X].

As of March 26, 2003, the only class of voting or non-voting common equity issued and outstanding was the Registrant's Voting Common Stock, par value $.01 per share, 100% of which was owned by 43 holders of record, 13 of whom are affiliates or employees of the Registrant. There is no trading market for the Voting Common Stock.

As of March 26, 2003, 528,241 shares of the Registrant's Voting Common Stock, par value $.01 per share were outstanding.

                      North Atlantic Trading Company, Inc.
                          2002 Form 10-K Annual Report


                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                     PART I
ITEM 1.         BUSINESS........................................................................................................3

ITEM 2.         PROPERTIES.....................................................................................................14

ITEM 3.         LEGAL PROCEEDINGS..............................................................................................15

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................19


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........................................19

ITEM 6.         SELECTED FINANCIAL DATA....................................................................................... 20

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................21

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................33

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................33

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................33


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................................34

ITEM 11.        EXECUTIVE COMPENSATION.........................................................................................36

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................46

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................48

ITEM 14.        CONTROLS AND PROCEDURES........................................................................................50


                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................................51


SIGNATURES.....................................................................................................................60


                                     PART I

ITEM 1.      BUSINESS

OVERVIEW

                     North Atlantic Trading Company, Inc. (the "Company") is a holding company, which is organized under the laws of the State of Delaware. The Company has two significant wholly owned subsidiaries: National Tobacco Company, L.P. ("NTC") and North Atlantic Operating Company, Inc. ("NAOC"). NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the brand names BEECH-NUT REGULAR, BEECH-NUT WINTERGREEN, TROPHY, HAVANA BLOSSOM and DURANGO. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG brand name pursuant to an exclusive long-term distribution and license agreement with Bollore, S.A. ("Bollore"). NAOC also contracts for the manufacture of and distributes Make-Your-Own ("MYO") smoking tobaccos and related products under the ZIG-ZAG brand name.

EVOLUTION OF THE COMPANY

                     In 1988, Thomas F. Helms, Jr., Chairman and Chief Executive Officer of the Company, and an investor group led by Lehman Brothers, formed NTC to acquire the smokeless tobacco division of Lorillard Tobacco Company ("Lorillard"). Lorillard had manufactured and sold the popular BEECH-NUT brand of loose leaf chewing tobacco since 1897. Since 1988, Mr. Helms has continued to upgrade and expand the core of the management team which directs the Company today.

                     In 1997, the Company was formed to facilitate a corporate reorganization undertaken in connection with the acquisition (the "1997 Acquisition") of NATC Holdings USA, Inc., which owned the exclusive rights to market and distribute ZIG-ZAG premium cigarette papers in the United States, Canada and certain other international markets. The ZIG-ZAG brand was originally introduced in France in 1879 by Bollore, a major French industrial concern. Upon consummation of the 1997 Acquisition and the related reorganization, the Company became the holding company of NTC, which operates the Company's smokeless tobacco business, and NAOC, which operates the Company's premium cigarette paper and MYO cigarette business.

                     The Company's principal executive offices are located at 257 Park Avenue South, 7th Floor, New York, New York 10010, and its telephone number is (212) 253-8185.

RECENT EVENTS

                     On February 18, 2003, the Company entered into an asset purchase agreement (the "Star Cigarette Asset Purchase Agreement") with Star Scientific, Inc. ("Star Scientific"), and Star Tobacco, Inc., a wholly-owned subsidiary of Star Scientific ("Star Tobacco" and, together with Star Scientific, "Star"). Pursuant to the Star Cigarette Asset Purchase Agreement, the Company has agreed to purchase substantially all of the assets of Star relating to the manufacturing, marketing and distribution of four discount cigarette brands in the United States (the "Star Cigarette Assets"). The purchase price for the Star Cigarette Assets is $80 million in cash, subject to certain closing adjustments and the assumption of certain liabilities related to the Star Cigarette Assets.

                     All requisite corporate approvals for this transaction have been obtained, including the approvals of the Star Cigarette Asset Purchase Agreement by the respective Boards of Directors of the Company and Star, by the holders of a majority of the outstanding shares of common stock of Star Scientific and by Star Scientific as the sole stockholder of Star Tobacco.

                     The transaction is expected to close in the second quarter of 2003. The closing is subject to the Company's receipt of financing and to customary closing conditions. Contemporaneously with the signing of the Star Cigarette Asset Purchase Agreement, the Company placed a $2 million earnest money deposit into escrow. In the event that, on or after July 15, 2003, the Star Cigarette Asset Purchase Agreement is terminated by either the Company or Star and, at that time, the Company has been unable to obtain the requisite financing for the transaction and all other conditions to closing have been satisfied or are capable of being satisfied, then such deposit will be paid to Star. In all other events, the deposit will either be used to satisfy a portion of the purchase price or repaid to the Company, as applicable.

BUSINESS STRATEGY

                     The Company's business strategy is to grow, both internally and through acquisitions, by responsibly marketing its products to adult consumers and by complying with all applicable laws, regulations and statutes. The Company intends to (i) capitalize on the strong brand identities of its products with a focus on product linkages and extensions; and (ii) improve the sales, marketing and operating efficiencies of its subsidiaries. Through the acquisition of the Star Cigarette Assets, the Company intends to enter the discount cigarette market and to expand that business with a strategy tailored to maximize profitability.

INDUSTRY AND MARKETS

                     The Company currently competes in two distinct markets: (1) the smokeless tobacco market and (2) the MYO cigarette segment of the cigarette market. The Company believes that both the smokeless tobacco market, which includes the loose leaf chewing tobacco segment, and the MYO cigarette segment of the cigarette market, which is composed of the premium cigarette papers sector and the rapidly growing MYO smoking tobaccos and related products sector, are each characterized by non-cyclical demand, relative brand loyalty, meaningful barriers to entry, similar channels of distribution, modest capital expenditure requirements, relatively high profit margins, generally stable wholesale prices and the ability to generate significant and consistent free cash flows.

Smokeless Tobacco

                     Smokeless tobacco products, including chewing tobacco, have a long, established tradition of use in the United States dating back to colonial times. Currently, an estimated 7 million Americans are regular users of smokeless tobacco products, according to the Smokeless Tobacco Council.

                     The smokeless tobacco market is composed of the following five product categories:

        o Moist snuff, which is cured, aged, flavored and finely ground tobacco packaged in round fiber or plastic cans;

        o Loose leaf chewing tobacco, which is typically made from air-cured leaf tobacco, using both domestic and imported tobaccos, aged, flavored and packed in foil pouches;

        o Plug chewing tobacco, which is made from air-cured leaf tobacco, heavily flavored and pressed into small bricks or blocks;

        o Twist chewing tobacco, which is made of dark, air-cured leaf tobacco twisted into strands that are dried and packaged like a dry, pliable rope; and

        o Dry snuff, which is a powdered tobacco product that is sometimes flavored and is packaged in a variety of containers.

                     The Company believes that many consumers of smokeless tobacco regularly use products in more than one of these categories. Further, many of its competitors in the smokeless tobacco market offer products in more than a single smokeless tobacco category.

                     According to information provided by the Smokeless Tobacco Council, manufacturers' sales for the smokeless tobacco market were $1.1 billion in 1990 and $2.2 billion in 2001, representing a compounded annual growth rate of 5.9%. This growth is primarily related to the increase in manufacturers' sales of moist snuff which have grown from $705.7 million in 1990 to $1.8 billion in 2001, representing a compounded annual sales growth rate of 8.1%, an increase from 42.5 million pounds in 1990 to 62.4 million pounds in 2001, representing a compounded annual volume growth rate of 3.2%. Manufacturers' sales of chewing tobacco products were $334.0 million in 1990 and $321.8 million in 2001, representing a compounded annual sales rate of decline of 0.3%. During the same period, the volume of chewing tobacco products has declined from 66.9 million pounds to 44.7 million pounds, a compounded annual volume rate of decline of 3.3%.

                     Loose leaf chewing tobacco, which is the second largest product category in the smokeless tobacco market, has generally been most popular in the Southeast, Southwest and rural Northeast and North Central regions of the United States. Loose leaf chewing tobacco products are typically sold through mass merchandisers, chain and independent convenience stores, tobacco outlets, food stores and chain and independent drug stores. Tobacco outlets have become an increasingly important distribution channel for all tobacco products, including loose leaf chewing tobacco, as their volume has grown to approximately 23% of all tobacco sales in 2002. Convenience stores have also grown their share of the tobacco market by increasing their sales of tobacco products while, during the same period, food stores and drug stores have been deemphasizing their focus on sales of tobacco products and, as a result, their volume has declined. Among these channels of distribution, some retail customers choose to purchase loose leaf chewing tobacco directly from manufacturers, although most choose to purchase through wholesale distributors.

MYO Cigarettes

                     Although rapidly growing, the MYO cigarette segment remains a minor component of the overall U.S. cigarette market. If viewed as a part of that total market, sales of MYO smoking tobacco on a cigarette equivalent basis, would represent an estimated market share of 1.4% for 2002, up from 0.6% in 1997. In 2002, according to the USDA, the U.S. cigarette market sold approximately 415 billion cigarettes. According to industry sources, these cigarettes were consumed by approximately 23.3% of the adult population, or approximately 45 million persons.

                     The MYO cigarette segment consists of several different products, designed to work with each other. Among these products are cigarette papers; cigarette tubes, which are cigarette papers with a filter fashioned into an "empty" cigarette; cigarette smoking tobacco in loose form, packaged typically in canisters, pouches or bags; cigarette rolling machines, used to roll cigarette papers and smoking tobacco into a cigarette; and cigarette injector machines, used to insert the smoking tobacco into the empty cigarette tubes.

                     Cigarette papers are sold in booklets, and come in various size papers. Cigarette papers can also be segmented by price and quality characteristics, for example, premium interleaved papers in contrast to discount "flat" or non-interleaved papers.

                     The MYO products are typically sold through mass merchandisers, chain and independent convenience stores, tobacco outlets, food stores and chain and independent drug stores. Among these channels of distribution, certain retail customers choose to purchase MYO products directly from manufacturers, although most choose to purchase through wholesale distributors.

PRODUCTS

                     Currently, the Company manufactures and markets loose leaf chewing tobacco for the smokeless tobacco market, and imports and distributes premium cigarette papers and related products and contract manufactures and markets MYO smoking tobaccos and related products for the MYO cigarette market.

Loose Leaf Chewing Tobacco

                     Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild. According to A.C. Nielsen, in 2002 full-flavored products accounted for approximately 47% of the loose leaf volume and mild flavored products comprised an estimated 53%. The Company sells its loose leaf chewing tobacco products under the BEECH-NUT, TROPHY, HAVANA BLOSSOM and DURANGO brand names. The BEECH-NUT brands are available in two flavors: Regular and Wintergreen. BEECH-NUT REGULAR is a full-flavored product, which is ranked second in market share in the full-flavored loose leaf chewing tobacco category, and third overall. BEECH-NUT WINTERGREEN was introduced in 1979 and has the largest market share of any flavored loose leaf brand. The Company introduced its TROPHY brand into the mild product category in 1992. The Company's HAVANA BLOSSOM brand is a regional brand, sold primarily in West Virginia, Pennsylvania and Ohio. Its DURANGO brand, which was introduced in March 1998, is a nationally distributed value brand.

Premium Cigarette Papers and MYO Smoking Tobaccos and Related Products

                     The Company sells its premium cigarette papers under the ZIG-ZAG brand. Although premium cigarette papers are sold in a variety of different widths and styles, the Company's primary styles are its standard width ZIG-ZAG White and ZIG-ZAG 1 1/4 sized French Orange premium cigarette papers. These styles are the most important in terms of sales, and they accounted for approximately 91% of the Company's unit volume in 2002. Other premium paper products sold under the ZIG-ZAG name are Kutcorners, which are designed for easier handrolling; 1 1/2 sized, king sized; and double-wide.

                     The Company's MYO smoking tobacco products include its European blend, ZIG-ZAG Gold Standard, and its American blend, ZIG-ZAG Classic American Blend, tobaccos. MYO related products include ZIG-ZAG cigarette tubes, ZIG-ZAG cigarette rolling and injector machines and a complete line of ZIG-ZAG MYO cigarette starter kits.

SALES AND MARKETING

                     The Company has a 112 person nationwide sales organization, which is divided into a national accounts group, a field sales organization, a sales training department and a sales administration staff. The sales organization was expanded and re-organized in 2002, primarily to allow the

Company to more effectively provide sales coverage and to penetrate the distribution channel of the large chain convenience stores.

                     The Company has focused and will continue to focus its sales efforts on both wholesale distributors and retail merchants in the independent large chain convenience store, drug store and mass merchandising channels as well as the food store and tobacco outlet channels. Since the 1997 Acquisition, the Company has expanded and will continue to expand the sales of its smokeless tobacco and MYO products into geographic markets and retail channels that had previously been underdeveloped. The Company currently distributes its products through approximately 1,000 customers.

                     At the retail level, the Company's loose leaf chewing tobacco products are promoted through volume and price-discount programs and the use of innovative, high visibility point-of-purchase floor and shelf displays, banners and posters. The Company has neither relied upon nor conducted any advertising in the consumer media for its loose leaf chewing tobacco products.

                     The majority of ZIG-ZAG premium cigarette papers promotional activity is at the wholesale distributor level and consists of distributor promotions, trade shows and trade advertising. The MYO smoking tobaccos and related products' promotional activity is more focused at the retail level with spending on point-of-sale displays and at the consumer level with price-off promotions, primarily through the use of coupons.

                     The Company's largest customers, COD Company and McLane Company, accounted for approximately 13.1% and 8.7%, respectively, of its net sales in 2002. The loss of either of these customers could have a material adverse effect on the results of operations, financial position and cash flows of the Company. The Company does not believe that the loss of any other customer would have a material effect on the results of operations, financial position or cash flows of the Company either in the intermediate or long term.

DISTRIBUTION AGREEMENTS

                     NAOC is party to two long-term distribution and licensing agreements with Bollore with respect to sales of premium cigarette papers, cigarette tubes and cigarette injector machines (collectively the "Products") in the United States and Canada (the "U.S. Distribution Agreement" and the "Canada Distribution Agreement," respectively). Under these distribution agreements, Bollore granted NAOC the exclusive right to purchase the Products bearing the ZIG-ZAG brand name from Bollore for resale in the United States and Canada. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bollore, including the right to determine the distributors of such products within these countries.

                     The Company also has a long-term distribution and licensing agreement for sales of ZIG-ZAG brand premium cigarette papers in Hong Kong, Singapore, Dubai, Oman and Jordan (the "Other Countries Distribution Agreement" and, together with the U.S Distribution Agreement and the Canada Distribution Agreement, the "Distribution Agreements"). Under this agreement, Bollore granted NAOC the exclusive right to purchase premium cigarette papers bearing the ZIG-ZAG brand name for resale in those countries. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bollore, including the right to determine the distributors of such products within the countries noted above. The Company and Bollore are currently in dispute as to whether the Other Countries Distribution Agreement is renewable after March 31, 2003 based on whether or not certain minimum purchase requirements have been satisfied. The expiration and failure to renew the Other

Countries Distribution Agreement would not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

                     The Distribution Agreements establish the purchase price for premium cigarette papers through 2004, subject to certain adjustments to reflect increases in the U.S. and Canadian Consumer Price Indices and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary from such date thereafter, the parties would enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration.

                     Pursuant to the Distribution Agreements, export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days after the bill of lading date and its invoices are payable in Euros. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004. The catastrophic foreign exchange risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 in a similar manner as set forth above.

                     According to the Distribution Agreements, NAOC must purchase the Products from Bollore, subject to Bollore fulfilling its obligations under these agreements. Bollore is required by the agreements to provide NAOC with the quantities and quality of the products that it desires. The Distribution Agreements provide NAOC with certain safeguards to help ensure that NAOC will be able to secure a steady supply of product. Such safeguards include (i) granting NAOC the right to seek third party suppliers with continued use of the ZIG-ZAG trademark if Bollore is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, and (ii) maintaining a two month supply of emergency inventory in the United States at Bollore's expense.

                     Under the Distribution Agreements, NAOC, in agreeing to the terms of the Distribution Agreements, has also agreed for a period of five years after termination of such Distribution Agreements not to engage, directly or indirectly, in the manufacturing, selling, distributing, marketing or otherwise promoting in the countries identified above, of premium cigarette paper or premium cigarette paper booklets of a competitor without Bollore's consent, except for certain de minimis acquisitions of debt or equity securities of such a competitor and certain activities with respect to an alternative supplier used by NAOC as permitted under the Distribution Agreements.

                     Each of the Distribution Agreements was entered into on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial twenty year term commencing on the date of such agreement and will be renewed automatically for successive twenty year terms unless terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which, in the case of the U.S. Distribution Agreement and the Canada Distribution Agreement were significantly exceeded in 2002 and which the Company believes were exceeded in the case of the Other Countries Distribution Agreement) of premium cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year; (ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company); (iii) upon a change of control of NAOC or any parent of NAOC without the consent of Bollore; (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC; and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, premium cigarette paper or premium cigarette paper booklets of a competitor. Additionally, the Canada Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

TRADEMARKS AND TRADE SECRETS

                     NTC has numerous registered trademarks relating to its loose leaf chewing tobacco products, including the trademarks for its BEECH-NUT, TROPHY, HAVANA BLOSSOM and DURANGO products. These trademarks, which are significant to NTC's business, expire periodically and are renewable for additional 20-year terms upon expiration. Flavor and blend formulae trade secrets relating to NTC's and NAOC's tobacco products, which are key assets of their businesses, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark for premium cigarette papers and related products are owned by Bollore and have been exclusively licensed in the U.S. and Canada to NAOC. The ZIG-ZAG trademark with respect to tobacco products is owned by NAOC.

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

                     NTC's loose leaf chewing tobacco is produced from air-cured leaf tobacco. Each of the Company's brands has its own unique tobacco blend. NTC utilizes tobaccos grown domestically in Pennsylvania and Wisconsin as well as those imported from other countries, such as Argentina, Brazil, Columbia, Germany, Indonesia, Italy, Mexico, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to an agreement with Lancaster Leaf Tobacco Company of Pennsylvania, a wholly owned subsidiary of Universal Corporation ("Lancaster"), and under instructions from NTC, Lancaster (i) purchases and processes tobacco on an exclusive basis,
(ii) stores tobacco inventory purchased on behalf of NTC and (iii) generally maintains a 12- to 24-month supply of NTC's various tobacco types at its facilities. NTC generally maintains a one- to two-month operating supply of tobacco at its manufacturing facilities in Louisville, Kentucky.

                     In addition to raw tobacco, NTC's loose leaf chewing tobacco products include food grade flavorings, all of which have been approved by the Food and Drug Administration and other federal agencies. NTC is not dependent upon any single supplier for those raw materials or for the supply of its products' packaging materials.

                     NTC generally maintains a one- to two-month supply of finished loose leaf chewing tobacco. This supply is maintained at its Louisville facility and in four regional bonded public warehouses to facilitate distribution.

Premium Cigarette Paper and MYO Smoking Tobaccos and Related Products

                     Pursuant to NAOC's Distribution Agreements with Bollore, NAOC must purchase its premium cigarette papers, cigarette tubes and cigarette injecting machines from Bollore, subject to Bollore fulfilling its obligations under these agreements. If Bollore is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, NAOC may seek third-party suppliers and continue the use of the ZIG-ZAG trademark. To ensure NAOC has a steady supply of premium cigarette paper products and each style of cigarette tubes and injectors, Bollore is required to maintain, at its expense, a two-month supply of inventory in a public warehouse in the United States. See "--Distribution Agreements."

                     To facilitate general distribution, in addition to the inventory maintained by Bollore, NAOC also maintains a supply of its products at NTC's Louisville facility and in four regional bonded public warehouses.

                     NAOC obtains its MYO smoking tobaccos primarily from international sources and is not dependent on any one type of tobacco for its blends. NAOC purchases this smoking tobacco principally through a single purchasing agent. The MYO related products are purchased in finished form from various suppliers at Bollore's direction.

                     Bollore has from time to time been unable to produce and supply the Company with sufficient quantities of cigarette tubes and injectors due, in part, to the rapid growth in NAOC's sales of those products. In addition, Bollore is currently unable to maintain the required two-month supply of inventory of cigarette tubes and injectors in the United States. As a result, NAOC currently has a two-month backlog of orders for certain styles of tubes. As part of recent contract negotiations with Bollore for the cigarette tubes and injectors, NAOC has given Bollore additional time to build the required two-month supply of inventory in the United States. Bollore currently anticipates that it will resolve the supply problem by the third quarter of 2003. Bollore has not experienced any problems supplying the Company with sufficient quantities of its premium cigarette paper products and is currently maintaining the required two-month supply of such products in the United States. Management currently believes that the Company's other sources for its supplies are adequate for its projected needs.

MANUFACTURING

                     NTC manufactures its loose leaf chewing tobacco products at its manufacturing facility in Louisville, Kentucky, and NAOC contracts for the manufacture of its premium cigarette papers, cigarette tubes, rolling and injector machines and MYO smoking tobaccos. In the case of its MYO smoking tobacco products, NAOC packages these products at its manufacturing facility in Louisville. The Company believes that its production capabilities, quality control procedures, research and development activities and overall facilities and equipment are adequate for its projected operations as these activities are vital to maintaining the high-quality brand image and operating efficiency of its operations.

Production and Quality Control

                     The Company uses proprietary production processes and techniques, including strict quality controls. During the course of each day, NTC's quality control group periodically tests the quality of the tobacco; flavorings; application of flavorings; premium cigarette papers, tubes and injectors; and packaging materials. The Company utilizes sophisticated quality control and pilot plant production equipment to test and closely monitor the quality of its products. The quality of the Company's products is largely the result of using high grade tobacco leaf, food-grade flavorings and an ongoing analysis of tobacco cut, flavorings and moisture content.

                     Given the importance of contract manufacturing to the Company, the Company's quality control group ensures that established standards are strictly adhered to by each of its contract manufacturers.

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

                     The Company spent approximately $464,000, $487,000 and $539,000 on its research and development and quality control efforts for the years 2000, 2001 and 2002, respectively.

Facilities

                     NTC's Louisville facility was formerly owned and used by Lorillard for the manufacture of cigarettes, little cigars and chewing tobacco. This approximately 600,000 square foot facility occupies a 26 acre urban site near downtown Louisville. The facility's structures occupy approximately one-half of the total acreage. The facilities are in good condition and have received regular maintenance and capital improvements. The facility provides ample space to accommodate an expansion of the Company.

COMPETITION

                     NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with NTC, generate approximately 95% of this segment's sales, are Swedish Match, Conwood Corporation and Swisher International Group Inc. Management believes that moist snuff products are used interchangeably with loose leaf products by many consumers and, as a result, US Smokeless Tobacco Company, the largest manufacturer of moist snuff (and of all smokeless tobacco products when taken as a whole) is also a significant competitor. As indicated above under "Industry and Markets," sales of moist snuff have grown over the past decade while sales of loose leaf have declined during that same period. In addition, NTC's three principal competitors in the loose leaf segment also manufacture and market moist snuff.

                     NAOC is the largest importer and distributor in North America of premium cigarette papers. NAOC's two major competitors for premium cigarette paper sales, which, together with NAOC, generate approximately 93% of such sales, are Republic Tobacco Company and Robert Burton Associates, a wholly-owned subsidiary of Imperial Tobacco Group plc. Although there is no source for comprehensive industry data, the Company believes that it has approximately a 50% share of the total market for U.S. sales of premium cigarette paper and that Republic Tobacco's share is approximately 25% and Robert Burton Associates' share is approximately 18%.

                     The Company's principal competitors in the MYO segment are Republic Tobacco Co., in conjunction with its TOP Tobacco, L.P. subsidiary, and Lane Ltd, an affiliate of Brown & Williamson Tobacco Company, the third largest cigarette company in the United States. Many other companies also compete in this segment, including Peter Stokebye International and RBJ Sales, Inc.

                     Many of the Company's competitors are better capitalized than the Company and have greater financial and other resources than those available to the Company. The Company believes that its ability to effectively compete and its strong market positions in its principal product lines are due to its high brand recognition and the recognized quality of each of its products, its manufacturing and operating efficiencies, and its sales, marketing and distribution efforts.

EMPLOYEES

                     As of March 21, 2003, the Company employed a total of 253 full-time employees. With the exception of 90 manufacturing employees, none of the Company's other employees are represented by unions. The manufacturing employees, who are represented by three unions, are covered by three collective bargaining agreements. One of these agreements, covering 85 employees will expire in December 2004. The other two agreements, covering five employees, were extended during 2002 and will expire in 2005.

REGULATION

                     The tobacco industry, in particular cigarette manufacturers, has been under public scrutiny for over forty years. Industry critics include special interest groups, the U.S. Surgeon General and many legislators at the state and federal levels. Although smokeless tobacco companies have recently come under some scrutiny, the principal focus has been directed at the manufactured cigarette market due to its large size relative to the smokeless tobacco market and the MYO segment of the cigarette market.

                     Producers of tobacco products are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations, including increases in various taxes, requirements that tobacco products be displayed "behind-the-counter" and smoking restrictions, has been a major cause of the overall decline in the consumption of tobacco products since the early 1970's. Moreover, the future trend is toward increasing regulation of the tobacco industry.

                     In recent years, a variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, additional warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration; (v) increase tobacco excise taxes; and (vi) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been enacted by Congress. Future enactment of such proposals or similar bills, depending upon their content, could have a material adverse effect on the results of operations or financial condition of the Company.

                     In 1996, Massachusetts enacted a statute which requires all tobacco companies to disclose information regarding the ingredients and nicotine content of their products sold in Massachusetts, which information would, subject to certain conditions, be made publicly available. The ingredients of NTC's products are considered by the Company to be proprietary and such disclosure could result in the manufacture and sale of imitation products, which could have a material adverse effect on its tobacco business. In December 1997, the U.S. District Court for the District of Massachusetts entered a preliminary injunction on behalf of five smokeless tobacco companies (including NTC) against the Attorney General of Massachusetts and the Commissioner of Public Health, barring the officials from taking any steps to enforce the ingredient-reporting requirements of the Massachusetts statute pending a trial on the merits. In September 2000, the District Court enjoined enforcement of provisions of the law relating to ingredient reporting and issued a judgment in favor of the tobacco companies. The United States Court of Appeals for the First Circuit upheld the District Court's judgment on December 2, 2002.

                     While there are no current regulations that materially and adversely affect the sale of premium cigarette papers, there can be no assurance that federal, state or local regulations will not be enacted which will seek to regulate premium cigarette papers. In the event such regulations are enacted, depending upon their parameters, they could have a material adverse effect on the results of operations, financial position and cash flows of NAOC and the Company.

STATE ATTORNEY GENERAL SETTLEMENT AGREEMENTS

                     Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the Company's knowledge, the other signatories to the MSA are 34 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

                     Pursuant to the MSA and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include MYO cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with subaccounts on behalf of each settling state. The MSA escrow accounts are governed by states' statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit into qualified banks, on an annual basis, escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO smoking tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Any company that establishes an escrow account is entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a final judgment against that company. Either option - becoming a MSA signatory or establishing an escrow account - is permissible under the MSA. The STMSA has no similar provisions under the MSA.

                     NAOC has chosen to open and fund an MSA escrow account as its means of compliance. As of December 31, 2002, NAOC has funded a total of approximately $1.1 million into its account. It is management's opinion, due to the possibility of future federal or state regulations, though none have to date been enacted, that entering into one or both of the settlement agreements or establishing and maintaining an escrow account, as NAOC has chosen to do, would not necessarily prevent future regulations from having a material adverse effect on the results of operations, financial position and cash flows of the Company.

                     Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or that have failed to properly establish and fund a qualifying escrow account. To date, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

EXCISE TAXES

                     Tobacco products and premium cigarette papers have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Since 1986, smokeless tobacco (including dry and moist snuff and chewing tobacco) has been subject to federal excise tax. Smokeless tobacco is taxed by weight (in pounds or fractional parts thereof) manufactured or imported. Effective January 1, 2002, the federal excise tax on loose leaf chewing tobacco was increased to $0.195 per pound from $0.17 per pound. Effective January 1, 2002, the federal excise tax on premium cigarette paper was increased to $0.0122 from $0.0106 per fifty papers, the federal excise tax on cigarette tubes was increased to $0.0244 from $0.0213 per fifty tubes, and the federal excise tax on MYO tobacco was increased to $1.0969 from $0.9567 per pound. Although these more recent increases in the rate of federal excise taxes are not expected to have an adverse effect on the Company's business, future enactment of increases in federal excise taxes on the Company's products could have a material adverse effect on the results of operations or financial condition of the Company. The Company is unable to predict the likelihood of passage of future increases in federal excise taxes.

                     Tobacco products and premium cigarette papers are also subject to certain state and local taxes. The imposition of state and local taxes in a jurisdiction could have a detrimental impact on sales in that jurisdiction. Any enactment of new state or local excise taxes or an increase in existing excise taxes on the Company's products is likely to have an adverse effect on sales.

ENVIRONMENTAL REGULATIONS

                     The Company believes that it is currently in substantial compliance with all material environmental regulations and pollution control laws.

OTHER

                     Additional information in response to Item 1 can be found in Note 21 (Segment Information) to the Consolidated Financial Statements.

ITEM 2.      PROPERTIES

                     As of December 31, 2002, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 610,351 square feet. Of this footage, approximately 600,000 square feet are owned and 10,351 square feet are leased.

                     To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of manufacturing and nationwide distribution facilities. NTC has one manufacturing and distribution facility located in Louisville, Kentucky, which is also utilized by NAOC.

                     The following table describes the principal properties of the Company as of December 31, 2002:

                                                   Square         Owned or
   Location              Principal Use              Feet           Leased
   --------              -------------              ----           ------

   New York, NY          Corporate                 10,351          Leased
                         headquarters

   Louisville, KY        manufacturing,           600,000          Owned(1)
                         R&D, warehousing,
                         distribution and
                         administration


(1) Encumbered by a mortgage securing all obligations and liabilities under the senior secured facilities.

ITEM 3.        LEGAL PROCEEDINGS

LITIGATION WITH REPUBLIC TOBACCO

                     Kentucky and Illinois Complaints. On July 15, 1998, NAOC and NTC filed a complaint (the "Kentucky Complaint") against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own ("RYO") premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC's point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

                     On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on the Company after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to the Company's claims. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that the Company has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers.

                     On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file.

                     Prior to the completion of discovery, the Court dismissed Republic Tobacco's antitrust claims against the Company. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco and its affiliates, except for Republic Tobacco's claim of defamation per se against the Company, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief.

                     The Company believes it has viable defenses to the Republic claims, however, no assurances can be given that it will prevail. If the Company were not to prevail, management does not believe that any adverse judgment would be material to the Company's results of operations, financial position or cash flows.

LITIGATION RELATED TO ALLEGED PERSONAL INJURY

                     West Virginia Complaints. Trial of the West Virginia complaints has been postponed indefinitely, as described below. On October 6, 1998 NTC was served with a summons and complaint on behalf of 65 individual plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). On November 13, 1998, NTC was served with a second summons and complaint on behalf of 18 plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). The complaints are identical in most material respects. In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. NTC is named in only one action. One Akers plaintiff alleged use of an NTC product, alleging lung cancer.

                     On September 14, 2000, NTC was served with a summons and complaint on behalf of 539 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). Only one of these plaintiffs alleged use of a product currently manufactured by NTC. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether NTC is a proper defendant in this case.

                     On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs allege use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used, and one alleges use that covers, in part, a period when NTC did not manufacture the product. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and NTC's BEECH-NUT chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of BEECH-NUT chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC's DURANGO ICE chewing tobacco from 1990 to 2000 (although DURANGO ICE did not come onto the market until 1999).

                     In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-481), and Franklin

Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482).

                     All of the West Virginia smokeless tobacco actions have been consolidated before the West Virginia Mass Litigation Panel for discovery and trial of certain issues. Trial of these matters was planned in two phases. In the initial phase, a trial was to be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed, however, in the cigarette cases the Court has allowed additional discovery.

                     The claims against the Company in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts.

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

                     Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants. The plaintiffs have moved the Court to reconsider its decision.

                     Although the Company believes that it has good defenses to the above actions in West Virginia and Minnesota and it intends to vigorously defend each such action, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a material adverse effect on the results of operations, financial position and cash flows of the Company.

LITIGATION TO STEM COUNTERFEITING

                     Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants, including Import Warehouse Inc. and its owner/operator Ravi Bhatia. Those settlements included a consent injunction against distribution of infringing or counterfeit goods. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its future premium cigarette paper business.

                     On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit ZIG-ZAG brand products in the Bollore S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court.

                     The Company entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

                     Pursuant to the U.S. Distribution Agreement and a related agreement between Bollore and the Company, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and the Company after the payment of all expenses.

                     On February 7, 2002, Bollore, NAOC and the Company filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. The Company alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. A hearing was held on April 10, 2002. After evidence related to this matter was discovered by plaintiffs and upon plaintiffs' application, another hearing was held on August 1, 2002. The Court allowed the defendants three weeks to supplement the record with additional evidence. Final arguments were held on January 22, 2003 and a decision is pending.

                     California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with NAOC and Bollore in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC
(MANx)), filed in the U.S. District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit ZIG-ZAG brand premium cigarette papers.

                     On May 22, 2001, the Company participated as co-plaintiff with NAOC and Bollore in an action entitled Bollore, S.A. v. Buy-Rite Wholesale (Case No. CV 01-4570 FMC (MAN)), filed in the U.S. District Court for the Central District of California. The plaintiffs alleged that seven distributors and retailers in California were selling counterfeit ZIG-ZAG brand premium cigarette papers.

                     On June 5, 2002, the Court granted the plaintiffs application to consolidate the A&A Smart Shopping and Buy Rite Wholesalecases for trial purposes. In an effort to better manage this case for trial, the plaintiffs settled against certain defendants, obtained judgments for damage against most the defendants and obtained permanent injunctions against all of the settling defendants.

                     A trial of the plaintiffs' claims against the remaining defendants, in the A&A Smart Shopping case, Downey Wholesale and Fadel El-Shahawi, Downey's principal, began October 1, 2002. On October 15, 2002, after a two week jury trial, the jury found for the plaintiffs on all counts. The plaintiffs were awarded a total of $2,000,000 in damages, and the jury found that defendant Downey and the defendant Fadel El-Shahawi acted willfully and with fraud, oppression or malice. As a result, plaintiffs were entitled to and did request the Court to award them their reasonable attorney fees and expenses. That application is pending. The verdict also allowed the Court, in its discretion, to apply a multiple of up to three times the verdict amount in order to adequately compensate plaintiffs and also, to award punitive damages. The parties settled the punitive damages and multiplier portions of the case for $500,000, of which half was paid on November 15, 2002 and the remainder will be paid in equal monthly installments over the next two year period, commencing on December 1, 2002. All recoveries from this litigation will be shared equally by NAOC and Bollore. Defendants filed a new trial motion which the Court has denied. However, the Court reduced the plaintiff's damages award to approximately $1.7 million. On March 13, 2003, the Court denied the defendants' motions.

                     On June 6, 2002, the plaintiffs moved for contempt sanctions against JT Saniya Inc., asserting that JT Saniya had violated the terms of the preliminary injunction issued against it by selling 38 cases of counterfeit product. JT Saniya failed to dispute the allegations and a default judgment of $420,369.09 was entered against JT Saniya on July 23, 2002. The plaintiffs have entered into a settlement agreement with JT Saniya in respect of the default judgment pursuant to which JT Saniya has paid $82,500 in full satisfaction of the judgment.

                     In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. The Company does not believe that any of these other proceedings will have a material adverse effect on the results of operations, financial position or cash flows of the Company. For a description of regulatory matters and related industry litigation to which the Company is a party, see Part I, Item 1. "Business--Regulation."

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

                     There is no established public trading market for the Company's Voting Common Stock, par value $.01 per share, 100% of which was owned by 43 holders of record, 13 of whom are affiliates or employees of the Company.

                     There have been no dividends declared on the Voting Common Stock. The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business; however, the Board of Directors will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. The payment of dividends by the Company currently is subject to restrictions contained in (i) the Company's senior secured credit facility, (ii) the indenture governing the Company's outstanding senior notes and (iii) the Company's Certificate of Incorporation relating to its preferred stock.

ITEM 6.        SELECTED FINANCIAL DATA

                                                                                Year Ended December 31,
                                                      --------------------------------------------------------------------------
                                                          2002           2001             2000            1999           1998
                                                      -----------    -----------       -----------    -----------    -----------
                                                                    (amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Net Sales(1)............................                $94,425        $89,622           $90,365        $92,162        $91,938
  Net income (loss)(2)....................                  5,485        (1,364)           (3,200)          1,595          1,007
  Net income (loss) applicable to common
      shares(2)...........................                  3,904        (8,109)           (9,205)        (3,766)        (3,744)
  Basic earnings per common share:
      Income (loss).......................                  $7.39       $(15.35)          $(15.35)        $(7.13)        $(7.09)
      Extraordinary loss..................                     --             --            (1.61)             --             --
      Cumulative effect of change in accounting
         principle........................                     --             --            (0.47)             --             --
                                                      -----------    -----------       -----------    -----------    -----------
    Net income (loss) applicable to common shares          $ 7.39       $(15.35)          $(17.43)        $(7.13)        $(7.09)
                                                      ===========    ===========       ===========    ===========    ===========
  Diluted earnings per common share:
      Income (loss).......................                 $ 5.87       $(15.35)          $(15.35)        $(7.13)        $(7.09)
      Extraordinary loss..................                     --             --            (1.61)             --             --
      Cumulative effect of change in accounting
         principle........................                     --             --            (0.47)             --             --
                                                      -----------    -----------       -----------    -----------    -----------
    Net income (loss) applicable to common
      shares..............................                  $5.87       ($15.35)          ($17.43)       ($ 7.13)       ($ 7.09)
                                                      ===========    ===========       ===========    ===========    ===========
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets............................               $213,594       $216,663          $227,757       $243,603       $260,307
                                                      ===========    ===========       ===========    ===========    ===========
  Total debt, including current
     maturities...........................                160,500        167,500           180,000        195,864        215,586
                                                      ===========    ===========       ===========    ===========    ===========
  Mandatorily redeemable preferred
    stock.................................                 57,805         57,443            50,698         44,693         39,332
                                                      ===========    ===========       ===========    ===========    ===========

(1) During 2002, the Company adopted EITF No. 00-14, "Accounting for Certain Sales Incentives" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". As a result of this adoption, certain expenses have been reclassified from selling, general and administrative to net sales for the years ended 2001, 2000, 1999 and 1998. Net sales for 2001, 2000, 1999 and
      1998 have been reduced by $4,126, $2,780, $2,299 and $1,143, respectively, from previously reported amounts. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income for any of these periods.

(2) Net income (loss) and net income (loss) attributable to common shares for the year ended December 31, 2000 includes an extraordinary loss of $850 (net of income tax benefit of $521) related to the write-off of deferred financing costs upon the refinancing of the Company's term loan and a cumulative effect of change in accounting principle of $251 (net of income tax benefit of $153) as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                     The Company is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States and the largest importer and distributor in the United States of premium cigarette papers and related products. The Company also contracts for the manufacture of and distributes Make-Your-Own ("MYO") smoking tobaccos and related products. The Company has two significant wholly owned subsidiaries through which it operates: NTC, which operates the Company's smokeless tobacco business and NAOC, which operates the Company's premium cigarette paper and MYO cigarette business.

                     The Company generates revenues from the sale of its products primarily to wholesale distributors who in turn resell them to retail operations. The Company's net sales, which include federal exercise taxes, consists of gross sales, net of cash discounts, returns, and selling and marketing allowances.

                     The Company's principal operating expenses include cost of sales, which includes the cost of raw materials used to manufacture its products; the cost of finished products, which are purchased goods; direct labor; federal excise taxes; manufacturing overhead; and selling, general and administrative expenses, which includes sales and marketing related expenses, legal expenses and compensation expenses, including benefits costs of salaried personnel. In 2002, the Company ceased the amortization of goodwill in accordance with FASB Statement 142, "Goodwill and Other Intangible Assets ("Statement 142") and consequently, beginning in 2002, amortization of goodwill no longer constitutes one of the Company's principal operating expenses. The Company's other principal expenses include interest expense and deferred financing costs and other expenses, the last of which has arisen during the last several years and has during the last two years primarily represented the legal, investigative and related costs associated with the Texas and California Infringing Products Litigations instituted by the Company against alleged counterfeiters of ZIG-ZAG premium cigarette papers.

                     The following factors have affected the Company's results over the past three years.

        o The existence of counterfeit cigarette papers bearing the ZIG-ZAG trademark. From 1999-2002, management believes the Company lost in excess of $10 million of net sales and incurred approximately $7 million in expenses relating to the litigation and investigation of counterfeiting claims and to brand promotions intended to offset damage done to the legitimate distribution channels. Management believes that the inflow and sale of counterfeit products has been substantially reduced as a result of the actions taken by the Company during this period.

        o The impact of increased manufactured cigarette prices. Management believes such price increases have resulted in higher MYO cigarette sales. In 2002, a number of states increased their excise taxes on cigarettes. Management expects this trend to continue in 2003 and beyond as more states seek additional sources of revenue to combat significant budget deficits.

        o The continuing downward trend of loose leaf chewing tobacco. This is a result of an aging consumer base coupled with an increasing trend of consumers switching to moist snuff due to changing demographics. Management believes that the switch to moist snuff has been caused, in part, by the recent availability of discount moist snuff products being priced at the same levels or lower than loose leaf products. However, management believes that the current rate of switching has slowed significantly as those consumers who found the moist snuff product more attractive have already switched, leaving a loyal base of higher use consumers in the loose leaf category. Historically, increased prices for loose leaf products have largely offset this downward trend in consumption. Management expects this pricing trend to continue and, as a result, the Company expects that this segment's contribution to the Company's earnings will remain relatively constant and stable for the foreseeable future.

                     The Company changed its incentive distribution program for ZIG-ZAG premium cigarette papers, effective January 1, 2003, from a triannual promotion to an everyday low price. This change is expected to cause buying patterns to shift from peaks during the three promotional periods to a more even pattern throughout the entire year, which ultimately will have a positive impact premium cigarette paper margins due to less promotional spending. However, the Company expects that it will take its distribution channels time to adjust to the new program. This may result in slower sales activity for the first six to nine months of 2003. Management believes given, the maturity of this market, the balancing of supply and demand, the continuing recovery from the counterfeiting activity described above, and the expected results to be achieved by expanding and reorganizing its sales force, the Company's 2003 results in the premium cigarette paper area will exceed those of 2002.

RESULTS OF OPERATIONS

SUMMARY

                     The table and discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 2002, 2001 and 2000.

                                                                           Year Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                       2002                          2001                          2000
                                            -------------------------      -----------------------       -----------------------
                                                                              (amounts in thousands)
Net sales...............................     $ 94,425          100.0%        $89,622        100.0%         $90,365        100.0%
Cost of sales...........................       40,973            43.4         37,697          42.1          37,797          41.8
                                            ---------       ---------      ---------     ---------       ---------     ---------
Gross profit............................       53,452            56.6         51,925          57.9          52,568          58.2
Selling, general and
   administrative expenses..............       24,065            25.5         23,372          26.1          23,586          26.3
Amortization of goodwill................           --              --          5,490           6.1           5,490           6.1
                                            ---------       ---------      ---------     ---------       ---------     ---------
Operating income........................       29,387            31.1         23,063          25.7          23,492          26.2
Interest expense, net, and deferred
  financing costs.......................       18,744            19.9         19,742          22.0          22,261          24.8
Other expense...........................        1,944             2.1          2,642           2.9           1,801           2.0
                                            ---------       ---------      ---------     ---------       ---------     ---------
Income (loss) from continuing operations
   before income tax expense............        8,699             9.2            679           0.8           (570)         (0.6)
Income tax expense......................        3,214             3.4          2,043           2.3           1,529           1.7
                                            ---------       ---------      ---------     ---------       ---------     ---------
Income (loss) before extraordinary
   loss and cumulative effect of
   change in accounting principle.......        5,485             5.8        (1,364)         (1.5)         (2,099)         (2.3)
Extraordinary loss......................           --              --             --            --           (850)         (0.9)
Cumulative effect of change in
   accounting principle.................           --              --        --                 --           (251)         (0.3)
                                            ---------       ---------      ---------     ---------       ---------     ---------
Net income (loss).......................      $ 5,485            5.8%       $(1,364)        (1.5%)        $(3,200)        (3.6%)
                                            =========       =========      =========     =========       =========     =========

ADJUSTED EBITDA


                     Adjusted EBITDA represents net income plus interest, taxes, depreciation, amortization and certain other charges and expenses as detailed in the reconciliation below. Adjusted EBITDA is presented because it is a key financial measure used by management to (i) assess the Company's ability to service its debt and meet its capital expenditure requirements, (ii) determine the Company' compliance with the terms of its debt instruments, (iii) internally measure the Company's operating performance and (iv) determine the Company's incentive compensation programs. Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles ("GAAP") and should not be considered as an alternative to, or more meaningful than, net income (loss) (as determined in accordance with GAAP), as a measure of the Company's operating results or cash flows (as determined in accordance with GAAP) or as a measure of the Company's liquidity. The Company's computation of Adjusted EBITDA may not be the same as similarly titled measures presented by other companies. The table set forth below is a reconciliation of the Company's net income (loss) to Adjusted EBITDA for the last three fiscal years:


                                                       Year Ended December 31,
                                            ----------------------------------------------
                                                2002            2001            2000
                                            -------------- -------------- ----------------
                                                         (amounts in thousands)
Net income (loss) before payment of
   preferred stock dividends............          $ 5,485      $ (1,364)        $ (3,200)
   Interest expense, net and amortization
     of deferred financing fees.........           18,744         19,742           22,261
   Income tax expense...................            3,214          2,043            1,529
   Depreciation.........................              701            637            1,067
   Amortization of goodwill.............               --          5,490            5,490
   Other (income) expense...............            1,944          2,642            1,801
   Unfunded pension obligation..........               19            513              201
   LIFO adjustment......................            3,877          2,682            2,434
   Stock option compensation expense....              576             33               33
   Postretirement expense...............              558            615              465
   Cumulative effective of accounting
      change............................               --             --              251
   Extraordinary loss, net of income
      tax benefit.......................               --             --              850
                                                ---------      ---------        ---------
Adjusted EBITDA.........................          $35,118        $33,033          $33,182
                                                =========      =========        =========


COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

                     Net Sales. For 2002, net sales were $94.4 million, an increase of $4.8 million or 5.4% from the prior year. Net sales of the smokeless tobacco segment decreased from $38.6 million to $35.7 million or 7.5% from the prior year reflecting, in part, a 9.4% volume decrease. This was partially offset by an approximate 5.0% price increase during 2002. Net sales continued to be adversely impacted by competitive pressures, including increased discounting from other loose leaf competitors, growth of the moist snuff value brands and increased discounting activity by moist snuff manufacturers.

                     Net sales of the MYO segment increased from $51.0 million to $58.7 million or 15.1% from the prior year. This was due to increases of $5.7 million in sales of the expanded MYO smoking tobacco and related products line, which in management's opinion resulted from increases in prices and taxes of manufactured cigarettes; $3.1 million in premium cigarette papers, due to a continuing recovery from the counterfeiting activity; and $0.9 million in sales to Canada, due to increased sales of premium cigarette papers. All of these positive factors were partially offset by an increase in customer incentives, both to expand the distribution in the MYO area and to enhance recovery from counterfeiting activity. The Company attributes its continuing recovery from counterfeiting activity to the litigation instituted by the Company against alleged counterfeiters as discussed under Part I, Item 3. "Legal Proceedings" above.

                     Gross Profits. For 2002, gross profit increased 2.9% to $53.5 million from $51.9 million for the prior year while the gross profit percentage decreased to 56.6% from 57.9%. Gross profit of the smokeless tobacco segment decreased to $16.5 million in 2002 from $17.1 million for the prior year, or 3.4%, due to the net sales reduction; however, the gross profit percentage increased to 46.1% of net sales in 2002 from 44.1% of net sales for the prior year. The primary reason for this was the reduction of the non-cash LIFO inventory adjustment to $2.1 million in 2002 from $2.9 million for the prior year. Disregarding this adjustment, the gross profit percentage still increased by 0.3% to 51.9% of net sales in 2002 from 51.6% for the prior year. Gross profit of the MYO segment increased 6.1% to $37.0 million from $34.9 million due to the continued growth in the smoking tobacco and related products area of this segment as a result of the net sales increase described above. The gross profit percentage decreased from 68.4% of net sales to 63.0% of net sales due primarily to product mix (greater growth in lower margin products) and to the increase in the non-cash LIFO inventory adjustment of $2.0 million. Disregarding this adjustment, the gross profit percentage decreased to 66.1% of net sales from 68.4% for the prior year, again, as the MYO smoking tobacco and related products margin is less than that of premium cigarette papers.

                     Currency. Currency movements and suppliers' price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. For 2002, though currency rates were generally not favorable to the U.S. dollar in comparison to the Euro, the Company's inventory position benefited economically by utilizing prior short-term forward currency contracts. For 2003, as the Euro has remained strong against the U.S. dollar, the Company projects that its currency strategy will result in an increase in cost of goods sold; however, this increase will be exceeded by a reduction in promotional spending associated with the new everyday low price program. Given management's view of the currency market, no contracts are presently being utilized.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2002 increased 3.0% to $24.1 million from the prior year's $23.4 million. This increase was due primarily to compensation expenses related to hiring additional staff in connection with the re-organization of the Company's sales force.

                     Amortization of Goodwill. Amortization of goodwill was eliminated for 2002 compared to an expense of $5.5 million for the corresponding period of the prior year. Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with FASB Statement 142.

                     Net Interest Expense and Deferred Financing Costs. Interest expense and deferred financing costs decreased to $18.7 million in 2002 from $19.7 million for the prior year. This decrease was the result of a lower average term loan balance coupled with a low average interest rate environment.

                     Other Expense. Other expense decreased to $1.9 million in 2002 from $2.6 million for the prior year. Other expense consists primarily of legal, investigative and related expenses with respect to the Texas and

California Infringing Products Litigations involving ZIG-ZAG premium cigarette papers which are described above under "Legal Proceedings."

                     Income Tax Expense. Income tax expense increased to $3.2 million in 2002 from $2.0 million for the prior year as a result of the increase in taxable income from the prior year.

                     Net Income (Loss). Due to the factors described above, the Company earned net income of $5.5 million for 2002 compared to the prior year's net loss of $1.4 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

                     Net Sales. For 2001, net sales were $89.6 million, a decrease of $0.7 million or 0.8% from the prior year. Sales of the smokeless tobacco segment decreased to $38.6 million from $39.4 million or 1.9% from the prior year reflecting, in part, a 4.8% volume decrease, which was significantly offset by price increases during 2001. Net sales continued to be adversely impacted by competitive pressures, including increased discounting from other loose leaf competitors, growth of the moist snuff value brands and increased discounting activity from moist snuff manufacturers.

                     Sales of the MYO segment were relatively flat to the prior year. Even though there was an increase of $2.2 million in sales of the expanded MYO smoking tobacco and related products line, this was partially offset by a planned decrease of $1.0 million in sales to Canada in an effort to balance inventory positions to projected sales levels. This was achieved, although ZIG-ZAG's Canadian volume for the year at the consumer level increased 6.0%. In addition, the Company believes that its U.S. sales of ZIG-ZAG premium cigarette papers in the MYO segment were materially and adversely affected by the counterfeiting activity that is the subject of the Texas and California Infringing Products Litigations, described above under "Legal Proceedings". The Company believes, based on information submitted as part of the legal process, that net sales of its ZIG-ZAG premium cigarette papers were reduced by a minimum of $6.5 million. In management's opinion, this had a material and adverse effect on the Company's sales.

                     Gross Profits. For 2001, gross profit decreased $0.7 million or 1.3% to $51.9 million from the prior year and the gross profit percentage decreased to 57.9% from 58.2%. Gross profit and gross profit percentage of the smokeless tobacco segment decreased to $17.1 million or 44.1% of net sales in 2001 from $18.1 million or 45.8% of net sales for the prior year. The increase in the non-cash LIFO inventory adjustment accounted for $0.8 million or 88.9% of the decline. Gross profit of the MYO segment increased 1.0% to $34.9 million from $34.5 million due to the continued growth in the smoking tobacco and related products area of this segment, despite the adverse impact of the counterfeiting activity described above. Gross profit percentage increased from 67.7% of net sales to 68.4% of net sales due to the benefit of a favorable currency strategy and to a decrease in the non-cash LIFO inventory adjustment of $0.6 million.

                     Currency. Currency movements and suppliers' price increases are the primary adjustment factors for changes in costs of goods sold. Cigarette papers are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. For 2001, currency rates were generally less favorable to the U.S. dollar in comparison to the Euro. However, the Company was able to benefit thorough its prior use of short-term forward currency contracts. As a component of its risk management process, the Company continually reassess its currency strategy. At year end, the Company had no outstanding contracts.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2001 decreased 0.9% to $23.4 million from the prior year's $23.6 million. This decrease was due primarily to a reduction in legal/litigation expense.

                     Amortization of Goodwill. Amortization of goodwill was unchanged at $5.5 million from the prior year.

                     Net Interest Expense and Deferred Financing Costs. Interest expense and financing costs decreased to $19.7 million in 2001 from $22.3 million for the prior year. This decrease was the result of a lower average term loan balance coupled with a lower average interest rate environment.

                     Other Expense (Income). Other expense increased to $2.6 million in 2001 from $1.8 million for the prior year. Other expense in 2001 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving ZIG-ZAG premium cigarette papers which are described above under "Legal Proceedings." Other expense in 2002 represented legal fees and other costs associated with a proposed sale of the smokeless tobacco segment which was terminated in December 2000.

                     Income Tax Expense. Income tax expense increased to $2.0 million in 2001 from $1.5 million for the prior year as a result of the increase in taxable income from the prior year.

                     Extraordinary Loss. The Company recorded an extraordinary loss of $0.9 million (net of income tax benefit of $0.5 million) for 2000 related to the write-off of deferred financing costs associated with the initial acquisition financing in June 1997 and the subsequent refinancing of the Company's term loan on December 29, 2000.

                     Cumulative Effect of Change in Accounting Principle. The Company recorded a cumulative effect of change in accounting principle of $0.3 million (net of income tax benefit of $0.1 million) for 2000, as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

                     Net Loss. Due to the factors described above, the Company reduced its net loss to $1.4 million for 2001 compared to the prior year's net loss of $3.2 million.

LIQUIDITY AND CAPITAL REQUIREMENTS

                     The Company's principal uses for cash are for working capital, capital expenditures, debt service and its annual escrow account deposit. The Company's principal sources of cash are from operating cash flows and from borrowings under its senior secured credit facility. In addition, the Company will require additional cash to complete the pending acquisition of the Star Cigarette Assets which it expects to fund from debt and equity financing sources.

                     Working capital was $32.3 million at December 31, 2002 compared to $23.1 million at December 31, 2001. This increase was primarily the result of a reduction of $12.5 million in the current portion of long term debt, an increase of $2.0 million in accounts receivables and an increase of $1.8 million in other current assets which were offset by an increase of $5.5 million in the revolving credit portion of the senior secured credit facility, a decrease of $3.2 million in inventory and a decrease of $1.0 million in accrued liabilities. The Company funds its working capital requirements through its operating cash flows and, if needed, bank borrowings. As of December 31, 2002, the Company had an undrawn availability of $13.5 million under the revolving credit portion of its senior secured credit facility.

                     On February 18, 2003, the Company entered into an asset purchase agreement to purchase substantially all of the assets of Star Scientific, Inc. relating to the manufacturing, marketing and distribution of four discount cigarette brands in the United States for approximately $80 million in cash. The Company intends to finance this acquisition by offering debt and/or equity securities. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from debt and equity financing sources. Although the Company believes it will be able to effect such a financing, there can be no assurance that such a financing will be obtained.

                     During 2002, the Company spent $625,000 in capital expenditures. Given its current operation, the Company believes that its annual capital expenditure requirements for 2003 will be approximately $2.0 million, primarily for testing equipment for its research and development activities, to expand the Company's distribution activity in Louisville which is expected to reduce operating expenses, and for equipment to enhance and expand its information technology capabilities. Management believes that it will be able to fund its capital expenditure requirements.

                     The senior secured credit facility was initially made available under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein. The Loan Agreement initially provided for a $25 million term loan and a $10 million revolving credit facility. Both the term loan and the revolving credit facility matured on December 31, 2002, at which time the term loan was paid in full. On December 31, 2002, the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One pursuant to which the revolving credit facility was increased to $20 million and extended to December 31, 2003. All terms of the original Loan Agreement remain in place except for the replacement of a fixed charge coverage covenant with an interest coverage covenant. The Company's obligations under the Amended Loan Agreement are guaranteed by NTC, NAOC and National Tobacco Finance Corporation. In addition, the Company's obligations are secured by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement may be either based on LIBOR or the prime rate as announced by the Agent from time to time. As of December 31, 2002, the interest rate on borrowings under the Amended Loan Agreement was 3.77%. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility. The Company intends to replace the existing senior secured credit facility with a new senior secured credit facility in connection with the pending acquisition of the Star Cigarette Assets which is expected to close during the second quarter of 2003.

                     On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes 2004 (the "Senior Notes"). The Senior Notes mature and are payable on June 15, 2004. The Senior Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15. At the present time, the Company projects that it will not have sufficient funds to effect such repayment in the absence of a refinancing. The Company intends to refinance this debt in connection with the pending acquisition of the Star Cigarette Assets which is expected to close during the second quarter of 2003 and, in any event, in advance of the maturity of the Senior Notes. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from debt and equity financing sources. Although the Company believes it will be able to effect such a refinancing, there can be no assurance that such a refinancing will be obtained.

                     The Amended Loan Agreement and the Senior Notes limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, mergers, prepayments of indebtedness and liens and encumbrances. At December 31, 2002, the Company was in compliance with all provisions of the Loan Agreement and the indenture governing the Senior Notes.

                     On July 29, 2002, the Company successfully completed a consent solicitation (the "Consent Solicitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred Stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of the Company relating to the terms of the Preferred Stock. As a result of amendments to the Company's certificate of incorporation resulting from the Consent Solicitation, among other things, dividends on the Company's Preferred Stock are payable either in cash or through the issuance of additional shares of Preferred Stock. The Company's future ability to make dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the indenture governing the Senior Notes. That provision has been and is currently satisfied. Additionally, the Company has sufficient authorized and unissued shares of Preferred Stock to make its dividend payments through the issuance of additional shares. For the dividend payments on September 15, 2002, and December 15, 2002, the Company chose to make this payment in kind. The Company intends to redeem the Preferred Stock in connection with the pending acquisition of the Star Cigarette Assets which is expected to close during the second quarter of 2003. The ability to do so will depend, among other things, upon the financial performance of the Company and the availability of funds from debt and equity financing sources. Although the Company believes it will be able to effect such a redemption, there can be no assurance that such a redemption will occur.

                     Pursuant to the U.S. Distribution Agreement (one of the Distribution Agreements, as more fully discussed in Item 1. Business), the Company is committed to purchase a minimum number of booklets of premium cigarette papers annually to avoid the termination of that agreement. This level of purchases has been significantly exceeded since the 1997 Acquisition and management believes that the Company will be able to significantly exceed this requirement for the foreseeable future. The agreement has also established the purchase price for ZIG-ZAG premium cigarette papers through 2004, subject to certain adjustments to reflect increases in the U.S. consumer price index and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary of such date, the parties will enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration.

                     The following schedule summarizes the Company's contractual cash obligations excluding interest at December 31, 2002:

                                                                         Payments Due By Period
                                                                         ----------------------
                                                                             (in thousands)
  Contractual Cash Obligations              Total      Less than 1 year        1-3 years       4-5 years     After 5 years
  -----------------------------             -----      ----------------        ---------       ---------     -------------
     (excluding interest)
Senior Notes - Principal                  $155,000            $    --          $155,000          $   --              --
Loan Agreement - Principal                   5,500              5,500                --              --              --
Operating Leases                             1,711                757               951               3              --
                                          --------           --------          --------          ------           -----
Total Contractual Cash Obligations        $162,211           $  6,257          $155,951          $    3           $   -
                                          ========           ========          ========          ======           =====


                     As discussed in "Item. 1 Business - State Attorney General Settlement Agreements," in order to be in compliance with the MSA and subsequent states' statutes, the Company is required to fund an escrow account with each of the settling states based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO smoking tobacco, sold in such state. Funding of the escrow deposit by the Company in 2002 was $0.6 million in respect of sales of MYO smoking products in 2001. The Company estimates the total payments will be $1 million in 2003 due to an increase of sales of MYO smoking products in 2002.


                     The Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable operating capital requirements. Additionally, the financing of the acquisition of the Star Cigarette Assets and the refinancing of the Senior Notes and Preferred Stock, will depend upon the Company's ability to access funds from debt and equity sources.

INFLATION

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

CRITICAL ACCOUNTING POLICIES

                     The Company believes the accounting policies below represent its critical accounting policies due to the estimation process involved in each. See Note 2, in the Consolidated Financial Statements, for a detailed discussion of the Company's accounting policies.

                     Revenue Recognition - The Company recognizes revenues and the related costs upon the transfer of title and risk of loss to the customer.

                     Goodwill - Upon adopting Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Statement 142 required completion of the first step of the transitional impairment test by June 30, 2002. In completing the transitional impairment test for fiscal 2002, the Company reported that it had incurred no impairment.

                     Taxes - The Company has not provided a valuation allowance to reduce its net deferred income tax assets since it is "more likely than not" to be able to realize these benefits before they expire. If the Company should determine that it would not be able to realize all or part of its net deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to earnings in the period such determination was made.

                     Contingencies - Note 17 of the Consolidated Financial Statements discusses various litigation matters that impact the Company. No loss or gain contingencies have been recorded for these matters because Management believes that it is not probable that a loss has been incurred or an asset realized. Future events may result in different conclusions, which could have a material impact, either positively or negatively, on the results of operations or financial condition of the Company.

                     Inventory/LIFO Adjustment - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

                     Stock Options - The Company measures stock compensation costs related to stock options on the fair value method which is the preferred method under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation". The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted.

                     Pension and Postretirement Benefits Obligations - Pension and postretirement benefits obligations accounting is intended to reflect the recognition of future benefit costs over covered employees' approximate service periods based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service costs and interest cost to arrive at pension income or expense for the year. As of December 31, 2002 and 2001, the Company used expected long-term rates of return on pension plan assets of 8.5%. The postretirement plan has no assets. The Company analyzed the rates of returns on assets used and determined that this rate is reasonable based upon the plans' historical performance relative to the overall markets and mix of assets. The Company will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. As of December 31, 2002 and 2001, the Company used discount rates of 6.75% and 7.25%, respectively, for both the pension and postretirement plans. The decrease in the discount rate used in the current year correlates with a decline in interest rates on noncallable, high quality bonds over the past year. The Company bases its discount rate used on Moody's Aa bond index plus an adjustment upward to the next quarter percentage point. See Note 11 to the Consolidated Financial Statements for the full list of assumptions for the pension and postretirement plans.

RECENT ACCOUNTING PRONOUNCEMENTS

                     During 2001, the Emerging Issues Task Force issued: (1) EITF No. 00-14, "Accounting for Certain Sales Incentives", addressing the recognition, measurement and statement of earnings classification of certain sales incentives and (2) EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company adopted EITF 00-14 and EITF 00-25 in the first quarter of 2002. As a result of this adoption, certain expenses have been reclassified from selling, general and administrative expenses to allowances in determining net sales and to cost of goods sold for each of the years ended December 31, 2001 and 2000. Due to adopting EITF 00-14 and EITF 00-25, for each of the years ended December 31, 2001 and 2000, net sales decreased by $4.126 million and $2.780 million, respectively, cost of goods sold increased by $3.963 million and $4.108 million, respectively, and selling, general and administrative expenses were reduced by $8.089 million and $6.888 million, respectively, from the previously reported figures. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income for either of these periods.

                     In June 2001, FASB issued Statement No. 141, "Business Combinations" ("Statement 141") and Statement 142. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method as use of the pooling-of interest method is no longer permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle as of the beginning of the year. Subsequent impairments, if any, will be classified as an operating expense. In addition, Statement 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

                     Upon adopting Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Statement 142 required completion of the first step of the transitional impairment test by June 30, 2002. In completing the transitional impairment test for fiscal 2002, the Company reported that it had incurred no impairment.

                     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset-retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS 143 in fiscal 2003. SFAS 143 will not have an impact on the Company's financial statements.

                     On January 1, 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. The adoption of Statement 144 did not have an impact on the Company's financial statements.

                     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board

No. 30, "Reporting Results of Operations." This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the year ending December 31, 2003. The adoption of the Statement is not expected to have an impact on the Company's financial statements.

                     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. The provisions of SFAS 146, as related to exit or disposal activities will be effective for fiscal 2003. SFAS 146 does not at present have an impact on the Company's financial statements.

                     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. The Company accounts for stock-based compensation in accordance with SFAS No. 123. Therefore, SFAS 148 does not have an impact on the Company's financial statements.

                     In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 does not have an impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

                     The Company cautions the reader that certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company's current distribution program for ZIG-ZAG premium cigarette papers, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation, the inability to raise financing for the acquisition of the Star Cigarette Assets and any disruption in access to capital necessary to achieve the Company's business strategy.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under its senior secured credit facility. The Company's credit facility bears interest at rates which vary with changes in (i) LIBOR or
(ii) a rate of interest announced from time to time by the lender under the senior secured credit facility. The Company does not speculate on the future direction of interest rates. As of December 31, 2002, $5.5 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

                     Foreign Currency Sensitivity. NAOC purchases inventory from Bollore on terms of net 45 days which is payable in Euros. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. NAOC may choose to use short-term forward currency contracts to minimize the risk in foreign currency exchange rates. In addition, Bollore provides a contractual hedge against catastrophic currency fluctuation in its agreement with NAOC. NAOC does not use derivative financial instruments for speculative trading purposes, nor does NAOC hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

                     NAOC regularly reviews its foreign currency risk and its hedging programs and may as part of that review determine at any time to change its hedging policy. As of December 31, 2002, NAOC had no outstanding forward currency contracts.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent accountants, with respect thereto, referred to in the Index to Financial Statements and the Financial Statement Schedules of the Company contained in Item 15(a), appear on pages F-1 through F-39 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

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

Name                                          Age        Position
----                                          ---        --------
Thomas F. Helms, Jr.....................      62         Chief Executive Officer and Chairman of the Board
David I. Brunson........................      52         President, Chief Financial Officer, Treasurer and Director
Robert A. Milliken, Jr..................      46         President and Chief  Operating Officer -  National Tobacco Company, L.P.
James W. Dobbins........................      43         Senior Vice President--General Counsel
James M. Murray.........................      42         Senior Vice President--Sales & Marketing - National Tobacco Company, L.P.
Jack Africk*............................      74         Director
Marc S. Cooper*.........................      41         Director
Geoffrey J. F. Gorman* .................      46         Director


----------------------------------------
* Audit committee members.


                     Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chief Executive Officer, Chairman of the Board and the sole member of the Administration Committee of the Company since June 1997. He currently serves as Chairman of the Board of each of the Company's corporate subsidiaries. He has been Chief Executive Officer and President of NTC and National Tobacco Finance Corporation since 1988 and has held the same office with NAOC and International Flavors & Technology, Inc., a wholly owned non-operating subsidiary of the Company, since October 1997. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation's smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. Prior to that time, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon Consumer Products Corporation.

                     David I. Brunson. David I. Brunson has been President of the Company since April 2002, Chief Financial Officer and a Director of the Company since June 1997. From April 1997 to April 2002, he served as the Executive Vice President--Finance and Administration. He has held the same offices with NTC and NTFC (since April 1997), NAOC (since October and June 1997, respectively) and IFT (since October 1997). In December 1998, Mr. Brunson was also appointed to the offices of Treasurer and Secretary of the Company and Secretary of IFT. Mr. Brunson relinquished his position as Secretary of the Company in April 2002. In addition, he currently holds the offices of Treasurer and Assistant Secretary with each of the Company's subsidiaries (other than IFT). Mr. Brunson has also served as a member of the Board of the Directors of each of the Company's corporate subsidiaries since October 1997 (or, in the case of NAOC, since June 1997). Prior to joining the Company, from November 1992 until April 1997, he was employed as a Managing Director at Societe Generale, an investment bank, where he established and was President of Societe Generale Investment Corporation. From July 1979 until November 1992, he was employed at

The First National Bank of Chicago, lastly as a Managing Director in the Investment Banking Division.

                     Robert A. Milliken, Jr.--Robert A Milliken, Jr. has been the President of National Tobacco Company, L.P. and Chief Operating Officer since April 2002. Prior to joining the Company, he was associated with Willard Bishop Consulting, a private organization providing business consulting services to convenience store and supermarket companies from April 2001 until March 2002. He has served in senior management positions in several large convenience store chains, including ARCO Products Company and BP Amoco.

                     James W. Dobbins.-- James W. Dobbins has been Senior Vice President and General Counsel of the Company since June 1999. He has also held the position of Secretary since April 2002. Prior to joining the Company, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group Inc., a major cigarette manufacturer, including, at the time he left that company, Senior Vice President, General Counsel and Secretary.


                     James M. Murray -- James M. Murray has been the Senior Vice President -- Sales and Marketing of National Tobacco Company, L.P. since November 2001. Prior to that time he was Senior Vice President --Marketing of National Tobacco from October 1999 to November 2001. Mr. Murray served in marketing positions with Brachs Confections from February 1995 until October 1999.

                     Jack Africk. Jack Africk has been a Director of the Company since October 1997 and has been serving as a consultant to the Company since January 1999. From January through December 1998 he served as President and Chief Operating Officer of the Company and each of its subsidiaries (other than IFT). From February to December 1998, Mr. Africk was also a Director of each of the Company's corporate subsidiaries. From 1996 to June 1997, he was Chief Executive Officer of NATC Holdings USA, Inc.. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC Holdings USA, Inc. Mr. Africk is a former Vice Chairman of UST Inc. ("UST"). From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as a Director of Tanger Factory Outlets, a NYSE real estate investment trust that owns and operates factory outlet centers, and Crown Central Petroleum, an operator of refineries, gasoline stations and convenience stores.

                     Marc S. Cooper. Marc S. Cooper has served as a Director of the Company since May 2001. Since May 1999, he has served as a Managing Director of Peter J. Solomon Company in its Mergers and Acquisitions Department. From March 1992 until May 1999, Mr. Cooper served as Vice Chairman of Barington Capital Group, an investment bank which he founded. Prior to his tenure with Barington Capital Group, Mr. Cooper spent three years as a partner of Scharf Brothers, a private merchant banking firm. Currently, Mr. Cooper serves as a director of Thinking Tools, Inc. and Precache, Inc.

                     Geoffrey J. F. Gorman. Geoffrey Gorman has served as a Director of the Company since April 2002. He is the Managing Partner of Private Equity Partners, LLC. From 1985 to 1996 he was a Managing Partner at Ardshiel, Inc., an investment bank, where he organized and led acquisitions and private equity investments. Mr. Gorman has served as a Chairman of the Board of Directors of Protein Genetics, Inc., Southern Dental Corporation, Waterbury Companies, Inc. and Compass Plastics & Technologies, Inc. Mr. Gorman has also served as a member of the board of directors of Swanson Manufacturers, Inc., Golden State Vintners, Inc., The Company Store, Inc., Avanti Petroleum, Inc. and

Koala Springs International Corporation. Mr. Gorman currently serves as Chairman of the Board of Advisors of Santa Maria Foods Corporation and as a member of the board of directors of Winnfield Funeral Homes and Life Insurance Company.

                     No family relationships exist between any director and executive officer of the Company.

ELECTION OF DIRECTORS

                     Pursuant to the terms of an Exchange and Stockholders' Agreement, dated as of June 25, 1997, among the Company and certain of the stockholders of the Company (the "Stockholders' Agreement"), Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all of the directors of the Company. Each director is to serve until the next annual meeting of shareholders (or written consent in lieu thereof) and until his successor is elected and duly qualified.

ITEM 11.       EXECUTIVE COMPENSATION

                     The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the executives listed below for the fiscal years ended December 31, 2000, 2001 and 2002 (each person appearing in the table is referred to as a "Named Executive"):

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                  Long-Term Compensation
                                                  -------------------                  ----------------------
                                                                                      Awards              Payouts
                                                                                      ------              -------
                                                                   Other
                                                                   Annual    Restricted     Securities
                                                                   Compen-     Stock        Underlying      LTIP         All Other
                                             Salary       Bonus    sation     Awards(s)      Options/      Payouts        Compen-
Name and Principal Position            Year    ($)         ($)       ($)        ($)            SARs (#)      ($)         sation($)
---------------------------            ----    ---         ---       ---        ---            --------      ---         ---------
Thomas F. Helms, Jr. .............     2002 $725,000         $ -      -           -               -           -       $ 106,705 (1)
      Chairman of the Board and        2001  525,000      400,000     -           -               -           -         106,797 (2)
      Chief Executive Officer          2000  525,000      400,000     -           -               -           -         102,758 (3)

David I. Brunson..................     2002  600,000          -       -           -               -           -         94,005 (4)
      President, Chief Financial       2001  425,000      300,000     -           -               -           -         78,712 (5)
      Officer and Treasurer            2000  406,538      200,000     -           -               -           -         37,174 (6)

Robert A. Milliken, Jr............     2002  262,500          -       -           -               -           -         108,096 (7)
      President and Chief              2001       -           -       -           -               -           -               -
      Operating Officer -              2000       -           -       -           -               -           -               -
      National Tobacco Company, L.P.

James W. Dobbins..................     2002  211,538          -       -           -               -           -         10,985 (8)
      Senior Vice President--          2001  197,596      25,000      -           -               -           -         9,242 (9)
      General Counsel                  2000  179,327      20,000      -           -               -           -         6,101 (10)

James M. Murray...................     2002  205,000          -       -           -               -           -         15,731 (11)
      Senior Vice President--          2001  183,481      35,000      -           -               -           -         10,745 (12)
      Sales & Marketing -              2000  164,289      30,000      -           -               -           -         40,388 (13)
      National Tobacco Company, L.P.


-------------------------------

(1) Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, contributions by the Company of $12,000 to a defined contribution plan, $50,000 as compensation for estate and tax planning activities and $2,788 for miscellaneous payments.

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

(4) Includes insurance premiums of $12,390 paid by the Company with respect to term life and disability insurance, contributions by the Company of $12,000 to a defined contribution plan, $35,000 as compensation for estate and tax planning activities and $34,615 for miscellaneous payments.

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

(7) Includes signing bonus of $87,500, contributions by the Company of $10,500 to a defined contribution plan and $10,096 for miscellaneous payments.

(8) Includes contributions by the Company of $7,177 to a defined contribution plan and $3,808 for miscellaneous payments.

(9) Includes contributions by the Company of $6,550 to a defined contribution plan and $2,692 for miscellaneous payments.

(10) Includes contributions by the Company of $5,380 to a defined contribution plan and $721 for miscellaneous payments.

(11) Includes contributions by the Company of $11,000 to a defined contribution plan and $4,731 for miscellaneous payments.

(12) Includes contributions by the Company of $6,803 to a defined contribution plan and $3,942 for miscellaneous payments.

(13) Includes contributions by the Company of $6,803 to a defined contribution plan, $687 for miscellaneous payments and $32,898 for relocation expenses.


                       OPTION/SAR GRANTS LAST FISCAL YEAR

                     The following table provides information on stock options granted in 2002 to each of the named executive officers and the potential realizable value of such options:

                                    Number Of
                                   Securities        % of Total Options    Exercise or
                               Underlying Options   Granted to Employees    Base Price  Expiration         Grant Date
      Name                          Granted            in Fiscal Year         ($)/Sh       Date          Present Value
      ----                          -------            --------------         ------       ----          -------------
David I. Brunson(1)                   2,096                   6              $ 18.19     June 2007           $ 13.49
David I. Brunson(2)                   8,000                  22              $ 90.00     Nov. 2012           $ 67.25
Robert A. Milliken, Jr.(3)            7,915                  22              $ 90.00     April 2012          $ 67.25
James W. Dobbins(4)                   2,000                   6              $ 90.00     Nov. 2012           $ 67.25
James M. Murray(4)                    2,000                   6              $ 90.00     Nov. 2012           $ 67.25


      (1) These stock options were granted on November 21, 2002 and immediately vested on that date.

      (2) These stock options were granted on November 21, 2002, 4,000 of such options will vest on November 21, 2003 and 4,000 of such options will vest on November 21, 2004.

      (3) These stock options were granted as of April 1, 2002, and vest in equal installments over four years, with the first 1,979 shares vesting on April 1, 2003 and the last 1,978 shares vesting on April 1, 2006.

      (4) These stock options were granted on November 21, 2002 and will vest in equal installments over a four year period, with the initial vesting occurring on November 21, 2003.

             AGGREGATED OPTION/SAR EXERCISES DURING LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                     The following table sets forth certain information with respect to the exercise of options to purchase our common stock during 2002, and the unexercised options held and the value thereof at that date, for each of the named executive officers.

                             SHARES                               NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                           ACQUIRED ON         VALUE         UNDERLYING UNEXERCISED OPTIONS           IN-THE-MONEY OPTION
         NAME             EXERCISE (#)     REALIZED ($)            AT FISCAL YEAR END                 AT FISCAL YEAR END
         ----             ------------     ------------            ------------------                 ------------------
                                                             EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
                                                             -----------      -------------      -----------     -------------
David I. Brunson               --               --                33,024           8,000        $ 2,371,453       $     -0-

Robert A. Milliken, Jr.        --               --                   --            7,915                --              -0-

James W. Dobbins               --               --                 1,500             500        $   107,715       $   35,905
                                                                                   2,000                                -0-

James M. Murray                --               --                 1,500             500        $   107,715       $   35,905
                                                                                   2,000                                -0-

                            LONG TERM INCENTIVE PLAN

                     The Company has no current Long Term Incentive Plan in place.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                     In March 2002, a Compensation Committee, consisting of Jack Africk and Marc S. Cooper, was established by the Board of Directors to consider matters relating to the compensation of the Company's executive officers and to administer the Option Plan. For information concerning related-party transactions involving Mr. Helms or the members of the Compensation Committee, see Item 13, "Certain Relationship Transactions."

COMPENSATION OF DIRECTORS

                     Generally, directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees. Geoffrey Gorman will receive an additional $25,000 for serving as Chairman of the Audit Committee.

EMPLOYMENT AGREEMENTS

THOMAS F. HELMS JR.

                     Thomas F. Helms, Jr., Chief Executive Officer of the Company, is party to an employment agreement with the Company, dated May 17, 1996 (the "Helms Employment Agreement"). Pursuant to the Helms Employment Agreement Mr. Helms was to receive an annual base salary of $525,000, which is reviewed annually, plus a bonus in accordance with the Company's 1999 Executive Plan. In 2002, Mr. Helms salary was increased to $725,000. The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms receives various other benefits, including life insurance and health, hospitalization, disability and pension benefits and other perquisites. The Helms Employment

Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, provided in such event that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I. BRUNSON

                     David I. Brunson, President, Chief Financial Officer and Treasurer of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 which was subsequently amended on November 21, 2002 (as so amended, the "Brunson Employment Agreement"). Pursuant to the Brunson Employment Agreement, Mr. Brunson receives an annual base salary of $600,000, which is reviewed annually, plus a bonus in accordance with the Company's 1999 Executive Plan. The Brunson Employment Agreement provides for a rolling two-year term such that in the event Mr. Brunson resigns for good reason or is terminated without cause, he is entitled to receive a severance payment in the amount of $425,000 per year, and a pro rated bonus (based on the highest earned bonus paid to Mr. Brunson during the preceding two years) for the remainder of the term of employment. Any options or shares of restricted stock granted to Mr. Brunson vest in full as of the date of such termination. In addition, Mr. Brunson would also have the option to require the Company to repurchase at fair market value all or a portion of his shares of the Company's common stock. In the event of his termination within twelve months following the occurrence of a change of control of the Company, Mr. Brunson will receive a lump sum cash payment equal to three times the sum of (a) his current annual base salary and (b) the highest bonus paid to Mr. Brunson pursuant to the 1999 Executive Plan during the preceding two years. If Mr. Brunson's employment is terminated for any other reason, he will receive his accrued and unpaid salary and bonus to the date of termination.

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

                     Pursuant to a non-qualified stock option agreement, Mr. Brunson was granted options to purchase 30,928 shares of Common Stock of the Company. One-third of these options vested as of the closing of the 1997 Acquisition and one-third of these options vested on each of April 23, 1998 and April 23, 1999. In connection with the exercise of such options and subject to certain limitations, including a requirement that Mr. Brunson shall not leave, resign or be terminated for cause, the Company has agreed to pay Mr. Brunson an amount equal to the sum of (i) the difference between ordinary income and long-term capital gain tax liability for reportable income resulting from any exercise of the options, plus (ii) a "gross-up" to compensate for the additional ordinary income tax liability resulting from the payment of such amount.

ROBERT A. MILLIKEN, JR.

                     Robert A. Milliken, Jr., President and Chief Operating Officer of National Tobacco Company, L.P., is party to an employment agreement with the Company dated March 28, 2002 (the "Milliken Employment Agreement") pursuant to which Mr. Milliken receives a base annual salary of $350,000, plus a bonus in accordance with the Company's Management Bonus Plan (as defined). The Milliken Employment Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Milliken's employment by the Company without cause, Mr. Milliken is entitled to receive his then current annual salary, plus an amount equal to his bonus in the prior year. The Milliken Employment Agreement also provides for club membership dues and disability insurance, as well as stock option to purchase 7,915 shares of Common Stock at an exercise price of $90 per share.

JAMES W. DOBBINS

                     James W. Dobbins, the Senior Vice President, General Counsel and Secretary of the Company, has a employment agreement with the company, dated November 21, 2002 (the "Dobbins Agreement"), pursuant to which Mr. Dobbins is paid $220,000, subject to annual review by the Board of Directors, is included in the Management Bonus plan, and is granted additional benefits such as life insurance, stock options and reimbursement for a club membership. The Dobbins Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Dobbins employment by the Company without cause, Mr. Dobbins is entitled to receive his then current annual salary plus an amount equal to his bonus the prior year.

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



--------------------------------

(1) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.



                     The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

                     A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment, or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executives are as follows: Thomas F. Helms, Jr., 15 years; David I. Brunson, 5 years; Robert A. Milliken, Jr., 0 years; James W. Dobbins, 3 years; and James M. Murray, 3 years.

BONUS PLANS

                     In March 1999, the Compensation Committee of the Company's Board of Directors adopted the 1999 Executive Incentive Plan (the "1999 Executive Plan"), the 1999 Management Bonus Plan (the "Management Plan") and the 1999 Discretionary Bonus Plan (the "Discretionary Plan"). The 1999 Executive Plan provides executive members of the Company with the opportunity to receive bonus pay based on the Company's annual EBITDA performance, subject to approval of the Board of Directors. In addition, the Board of Directors can make discretionary bonus payments to one or more participants in the 1999 Executive Plan. The Management Plan provides certain members of senior management of the Operating Companies with the opportunity to receive bonus pay based on the Company's annual EBITDA performance as well as the individual performance of participants, subject to approval of Executive Management. If the Company's annual EBITDA performance is not achieved, Executive Management, subject to approval of the Board of Directors, can make discretionary bonus payments. Under the Discretionary Plan, Executive Management, subject to approval of the Board of Directors, may provide discretionary bonus payments to employees who are not participants in any other bonus plan established by the Company based on individual levels of performance. In addition, the Board of Directors may, from time to time, pay discretionary bonuses outside of the above mentioned plans.

1997 SHARE INCENTIVE PLAN

                     The Board of Directors of the Company has adopted, and the Company's stockholders have approved, the North Atlantic Trading Company, Inc. 1997 Share Incentive Plan (the "1997 Incentive Plan").

                     The 1997 Incentive Plan is intended to provide incentives, which will attract and retain highly competent persons as key employees of the Company and its subsidiaries by providing them opportunities to acquire shares of stock or to receive monetary payments based on the value of such shares pursuant to the Benefits (as defined).

Shares Available

                     The 1997 Incentive Plan makes available for Benefits an aggregate amount of 61,856 shares of Common Stock (all of which have been granted), subject to certain adjustments. Any shares of Common Stock subject to a stock option or stock appreciation right which for any reason is cancelled or terminated without having been exercised, and subject to limited exceptions, any shares subject to stock awards, performance awards or stock units which are forfeited, any shares subject to performance awards settled in cash or any shares delivered to the Company as part of full payment for the exercise of a stock option or stock appreciation right shall again be available for Benefits under the 1997 Incentive Plan.

Administration

                     The 1997 Incentive Plan provides for administration by a committee (the "Administration Committee") appointed by the Board of Directors from among its members. Currently, the sole member of the Administration Committee is Thomas F. Helms, Jr. The Administration Committee is authorized, subject to the provisions of the 1997 Incentive Plan, to establish such rules and regulations as it deems necessary for the proper administration of the 1997 Incentive Plan and to make such determinations and interpretations and to take such action in connection with the 1997 Incentive Plan and any Benefits granted as it deems necessary or advisable. Thus, among the Administration Committee's powers are the authority to select officers and other key employees of the Company and its subsidiaries to receive Benefits, and determine the form, amount and other terms and conditions of Benefits. The Administration Committee also has the power to modify or waive restrictions on Benefits, to amend Benefits and to grant extensions and accelerations of Benefits.

Eligibility for Participation

                     Key employees of the Company or any of its subsidiaries are eligible to participate in the 1997 Incentive Plan. The selection of participants from eligible key employees is within the discretion of the Administration Committee. All employees are currently eligible to participate in the Incentive Plan. The 1997 Incentive Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards, including restricted stock; (4) performance awards; and (5) stock units (collectively, the "Benefits"). Benefits may be granted singly, in combination, or in tandem as determined by the Administration Committee. Stock awards, performance awards and stock units may, as determined by the Administration Committee in its discretion, constitute Performance-Based Awards, as described below.

Stock Options

                     Under the 1997 Incentive Plan, the Administration Committee may grant awards in the form of options to purchase shares of Common Stock. Options may be either incentive stock options, qualifying for special tax treatment, or non-qualified stock options. The exercise price may be paid in cash or, in the discretion of the Administration Committee, by the delivery of shares of Common Stock of the Company then owned by the participant, by the withholding of shares of Common Stock for which a stock option is exercisable, or by a combination of these methods. In the discretion of the Administration Committee, payment may also be made by delivering a properly executed exercise notice to the Company together with a copy of irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds to pay the exercise price. The Administration Committee may prescribe any other method of paying the exercise price that it determines to be consistent with applicable law and the purpose of the 1997 Incentive Plan. In determining which methods a participant may utilize to pay the exercise price, the Administration Committee may consider such factors as it determines are appropriate.

Stock Appreciation Rights (SARs)

                     The 1997 Incentive Plan authorizes the Administration Committee to grant a SAR either in tandem with a stock option or independent of a stock option. An SAR is a right to receive a payment, in cash, Common Stock or a combination thereof, equal to the excess of (x) the fair market value, or other specified valuation (which shall not be greater than the fair market value), of a specified number of shares of Common Stock on the date the right is exercised over (y) the fair market value, or other specified valuation (which shall not be less than fair market value), of such shares of Common Stock on the date the right is granted, all as determined by the Administration Committee. Each SAR shall be subject to such terms and conditions, as the Administration Committee shall impose from time to time.

Stock Awards

                     The 1997 Incentive Plan authorizes the Administration Committee to grant awards in the form of restricted or unrestricted shares of Common Stock ("Stock Awards"), which includes mandatory stock bonus incentive compensation and which may constitute Performance-Based Awards. Such awards will be subject to such terms, conditions, restrictions, and/or limitations, if any, as the Administration Committee deems appropriate including, but not by way of limitation, restrictions on transferability, continued employment and performance goals established by the Administration Committee over a designated period of time.

Performance Awards

                     The 1997 Incentive Plan allows for the grant of performance awards, which may take the form of shares of Common Stock or stock units, or any combination thereof and which may constitute Performance-Based Awards. Such awards will be contingent upon the attainment over a period to be determined by the Administration Committee of certain performance goals. The length of the performance period, the performance goals to be achieved and the measure of whether and to what degree such goals have been achieved will be determined by the Administration Committee. Payment of earned performance awards will be made in accordance with terms and conditions prescribed or authorized by the Administration Committee. The participant may elect to defer, or the Administration Committee may require the deferral of, the receipt of performance awards upon such terms, as the Administration Committee deems appropriate.

Stock Units

                     The Administration Committee may, in its discretion, grant Stock Units to participants, which may constitute Performance-Based Awards. A "Stock Unit" means a notational account representing one share of Common Stock. The Administration Committee determines the criteria for the vesting of Stock Units and whether a participant granted a Stock Unit should be entitled to Dividend Equivalent rights (as defined in the 1997 Incentive Plan). Upon vesting of a Stock Unit, unless the Administration Committee has determined to defer payment with respect to such unit or a participant has elected to defer payment, shares of Common Stock representing the Stock Units will be distributed to the participant unless the Administration Committee, with the consent of the participant, provides for the payment of the Stock Units in cash, or partly in cash and partly in shares of Common Stock, equal to the value of the shares of Common Stock which would otherwise be distributed to the participant.

Other Terms of Benefits

                     The 1997 Incentive Plan provides that Benefits shall not be transferable other than by will or the laws of descent and distribution. The Administration Committee shall determine the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability, or retirement. Notwithstanding the foregoing, other than with respect to incentive stock options, the Administration Committee may permit the transferability of an award by a participant to members of the participant's immediate family or trusts for the benefit of such person or family partnerships. Upon the grant of any Benefit under the 1997 Incentive Plan, the Administration Committee may, by way of an agreement with the participant, establish such other terms, conditions, restrictions and/or limitations covering the grant of the Benefit as are not inconsistent with the 1997 Incentive Plan.

No Benefit shall be granted under the 1997 Incentive Plan after June 25, 2007. The Board of Directors reserves the right to amend, suspend or terminate the 1997 Incentive Plan at any time, subject to the rights of participants with respect to any outstanding Benefits.

                     The 1997 Incentive Plan contains provisions for equitable adjustment of Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.

2002 SHARE INCENTIVE PLAN

                     In November 2002, the Board of Directors of the Company adopted the North Atlantic Trading Company, Inc. 2002 Share Incentive Plan (the "2002 Plan"). The 2002 Plan has terms that are substantially identical to the terms of the 1997 Share Incentive Plan. The Company has reserved 50,000 shares of Common Stock for benefits under the 2002 Plan. A nearly identical plan that had been approved by the Board of Directors in 2001 (the North Atlantic Trading Company, Inc. 2001 Share Incentive Plan) and under which no awards had been granted, was terminated by the Board of Directors in connection with the adoption of the 2002 Share Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                     The table below sets forth certain information regarding the beneficial ownership of Common Stock as of March 26, 2002 by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each Director and Named Executive of the Company and (iii) all Directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner's address is c/o North Atlantic Trading Company, Inc., 257 Park Avenue South, 7th Floor, New York, New York 10010-7304.

                                                                                      Percent Owned(a)
                                                                         -----------------------------------------
                                                                            Before Exercise        After Exercise
      Beneficial Owner                               Number of Shares         of Warrants           of Warrants
      ----------------                               ----------------        -------------         -------------
      Thomas F. Helms, Jr. (b).........................  492,251                 93.2%                   83.2%
          Helms Management Corp.
      David I. Brunson(c)..............................  260,610                 46.4                    41.7
      Herbert Morris(d)................................   37,990                  7.2                     6.4
          Flowing Velvet Productions, Inc.
          3 Points of View
          Warwick, New York 10990
      Maurice R. Langston(d)...........................   37,038                  7.0                     6.3
          Langston Enterprises, Inc.
      Alan R. Minsterketter(d).........................   27,613                  5.2                     4.7
          Alan M. Inc.
      Jack Africk(e)...................................   21,212                  4.0                     3.5
      Marc S. Cooper(f)................................    3,000                  *                       *
          Peter J. Solomon Company Limited
      DIRECTORS AND EXECUTIVE OFFICERS
          AS A GROUP (8 PERSONS).......................  546,237                 93.8%                   84.6%

------------------------------
* Less than 1%.

(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants to purchase an aggregate of 63,490 shares of Common Stock at an exercise price of $.01 per share issued in connection with the recapitalization undertaken simultaneously with the 1997 Acquisition are exercised and, in the column entitled "After Exercise of Warrants," that all of such warrants are exercised.

(b) Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms, who serves as its President and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 268,800 shares of Common Stock, which represents approximately 50.9% of the outstanding shares assuming that none of the outstanding warrants are exercised, or 45.4% of the outstanding shares assuming that all such warrants are exercised. Of the 268,800 shares owned by Helms Management Corp., 218,800 shares are subject to a voting trust agreement pursuant to which Mr. Helms and David I. Brunson exercise certain voting powers and which may result in each of them being deemed a beneficial owner of such shares. See "Voting Trust Agreement." Because of Mr. Helms' ability to vote an additional 148,346 shares of Common Stock held by members of the Company's management in respect of the election of the Company's directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "Stockholders' Agreement." In connection with the transfer of 32,115 shares of Common Stock held by certain stockholders, the transferees of such shares granted Helms Management Corp the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 37,990 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Productions, Inc., and an additional 5,000 shares held by an outside investor that are subject to the voting agreement. See "Voting Agreement."

(c) Includes (i) 2,250 shares of Common Stock owned by Mr. Brunson, (ii) 33,024 shares subject to currently exercisable stock options held by Mr. Brunson and (iii) 218,800 shares owned by Helms Management Corp. that are subject to a voting trust agreement pursuant to which Mr. Brunson exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "Voting Trust Agreement." In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.

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

(f) Reflects a warrant issued to the corporation listed below the name of such natural person currently exercisable for 3,000 shares of Common Stock of the Company. Such person is a Managing Director of the corporation.



                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                          FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE        EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS              WARRANTS AND RIGHTS            REFLECTED IN COLUMN (A))
-------------                       -------------------              -------------------            ------------------------
                                            (a)                               (b)                              (c)
Equity compensation plans
approved by security holders(1)              61,856                       $   18.19                                --

Equity compensation plans
not approved by security
holders (2)                                  33,415                       $   90.00                            16,585
                                       ------------                    ------------                      ------------
TOTAL                                        95,371                       $   43.33                            16,585
                                       ============                    ============                      ============

-----------------------
(1)   Relates to the Company's 1997 Share Incentive Plan

(2) Relates to the Company's 2002 Share Incentive Plan. See the "2002 Share Incentive Plan" above for a description of the plan.

STOCKHOLDERS' AGREEMENT

                     The Company and certain stockholders of the Company are parties to the Stockholders' Agreement, setting forth among other things, the manner in which directors of the Company are to be selected. See "Directors and Executive Officers of the Registrant--Election of Directors." The Stockholders' Agreement also sets forth certain restrictions on the transfer of shares of Common Stock by existing stockholders and on the acquisition by existing stockholders of investments in competitors of Bollore. In addition, the Stockholders' Agreement provides the existing stockholders with certain "tag-along" rights to participate ratably in sales of Common Stock to third parties and requires existing stockholders to participate ratably in certain sales of Common Stock to third parties. Subject to the terms of all applicable debt agreements of the Company and its subsidiaries and to the rights of holders of the Company's preferred stock, the Stockholders' Agreement provides that the Company may maintain insurance on the lives of the members of its management officers and, in the event of the death of any such person, for the mandatory repurchase by the Company of all of such person's Common Stock at the fair market value thereof (which will be determined by an independent investment banking firm if the parties cannot otherwise agree upon such value) to the extent of available insurance proceeds, and the optional repurchase of additional shares of such person's Common Stock at such fair market value to the extent of available cash. Subject to the terms of all applicable debt agreements of the Company and its subsidiaries, and to the rights of holders of the Company's preferred stock, the Company also has the right to repurchase the shares of Common Stock held by members of management if their employment terminates, in the event of certain bankruptcy proceedings relating to such persons or upon an involuntary transfer of their shares by court order or otherwise in each case at the fair market value of such shares.

                     In addition, in connection with the transfer of 20,057 shares of Common Stock pursuant to the Stockholders' Agreement, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of the Company.

VOTING TRUST AGREEMENTS

                     Thomas F. Helms, Jr. and David I. Brunson are voting trustees under a Voting Trust Agreement with Helms Management Corp. Helms Management Corp. owns 268,800 shares of Common Stock in the Company, 218,800 of which are subject to the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, and subject to certain limitations, the voting trustees have the power to vote the shares subject to the Voting Trust Agreement in connection with the election of directors and any other matters. The voting trustees may be removed at any time by the holders of the voting trust certificate and replaced with a successor. As voting trustees under the Voting Trust Agreement, Messrs. Helms and Brunson are entitled to three votes and one vote, respectively. Unless terminated by the certificate holder, the Voting Trust Agreement will terminate on December 17, 2012.

VOTING AGREEMENTS

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     On March 24, 1998, David I. Brunson, President, Chief Financial Officer and Treasurer of the Company, purchased 2,250 shares of Common Stock from the Company at a price of $40 per share. As part of the purchase price, Mr. Brunson issued a note to the Company in the aggregate principal amount of $60,000. On March 31, 2002, Mr. Brunson issued a new note to the Company in the amount of $60,000 replacing the previous note. The note bears interest at 5.0% per annum and has a final maturity on March 31, 2008.

                     On April 26, 1988 and on December 15, 1988, Mr. Thomas F. Helms, Jr., Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interest in NTC and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr. Helms for the benefit of his children which owns all of the non-voting capital stock, issued a promissory note to the Company in the aggregate principal amount of

$886,686.30, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686.30 to cover certain income tax liabilities of Helms Management Corp. resulting from the conversion of LLC to a "C" corporation in connection with the Acquisition. Upon execution of the $886,686.30 note, the prior notes issued by Mr. Helms were cancelled. On March 31, 2002, Helms Management Corp. issued a promissory note to the Company in the amount of $958,499.02 and the prior note was cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned conversion of LLC. On April 20, 2001 and on November 12, 2001, additional loans, each in the amount of $150,000, were made to Mr. Helms on the same terms as the existing loans. On March 31, 2002, Mr. Helms issued a promissory note to the Company in the principal amount of $475,071.30 representing the principal amounts on the notes discussed above, plus accrued interest of $25,071.30. Upon execution of the $475,071.30 note, the prior notes were cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. As of December 31, 2002, the aggregate amount outstanding, including accrued interest, under the above notes was approximately $1,488,000.

                     Kent Helms and Thomas F. Helms, III, sons of Thomas F. Helms, Jr., are employed by the Company respectively. During 2002, Kent Helms, Manager-Sales Training & Development, received aggregate compensation of $72,906 and Thomas F. Helms, III, Manager-Marketing, received aggregate compensation of $83,180 for services in such capacities. Pursuant to a policy adopted by the Board of Directors, their compensation is subject to the approval of, and was approved by, the directors who are not members of management.

                     Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company effective December 31, 1998, but continues to serve as a member of the Company's Board of Directors. In connection with Mr. Africk's resignation from employment, he and the Company entered into a consulting agreement (the "Africk Consulting Agreement") pursuant to which, Mr. Africk provides consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The Africk Consulting Agreement is subject to annual renewals and has been renewed through 2003. For 2002, Mr. Africk received $75,000 pursuant to the terms of the Africk Consulting Agreement and an additional $50,000 for consulting services that exceeded the extent of services contemplated by the Africk Consulting Agreement. For 2003, Mr. Africk will receive $100,000 pursuant to the terms of his present agreement.

                     On November 8, 2002, the Company also entered into an agreement with Marketing Solutions USA, a company controlled by Mr. Africk, under which Marketing Solutions USA represents the Company with a specific customer, and receives a percentage commission. The agreement commenced January 1, 2003 and will terminate unless extended on December 31, 2003.

                     Marc S. Cooper is a Managing Director of Peter J. Solomon Company Limited ("PJSC"), an investment banking and financial advisory firm. In June 2001, the Company engaged PJSC to render general financial and strategic advisory services through May 1, 2004. As compensation therefore, the Company issued to PJSC, as a one time retainer fee, warrants to purchase 3,000 shares of Common Stock at an exercise price of $40.00 per share, and agreed to reimburse PJSC for out-of-pocket expenses incurred in connection with its provision of services.

                     On November 1, 2002, the Company engaged Peter J. Solomon Company to provide support in the form of financial analysis and modeling, and strategic advice with respect to the purchase of the Star Cigarette Assets. The term of the contract will expire on March 31, 2003, and the Company paid Peter
J. Solomon Company a total of $250,000, $150,000 of which was paid in 2002.

ITEM 14.       CONTROLS AND PROCEDURES

                     (a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

                     Within 90 days prior to the filing date of this annual report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

                     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K. However, the Company is in the process of enhancing internal controls relating to its cash management activities.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                     (a)(1) Financial Statements and Financial Statement
Schedules

                     The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                                                                                                                   PAGE
Report of Independent Accountants.............................................................................      F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001..................................................      F-2
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31,
      2002, 2001, and 2000....................................................................................      F-3
Consolidated Statements of Cash Flows for the
      years ended December 31, 2002, 2001, and 2000...........................................................      F-5
Consolidated Statements of Changes in Stockholders' Deficit for the
      years ended December 31, 2002, 2001, and 2000...........................................................      F-6
Notes to Consolidated Financial Statements....................................................................      F-7


                     (a)(2) Financial Statement Schedules:

                     The required information is given in the consolidated financial statements or notes thereto.

                     (a)(3) See the list of exhibits set forth under Item 15(c) below.

                     (b) Reports on Form 8-K

                     None.

                     (c) Exhibits

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

2               --      Asset Purchase Agreement, dated as of February 18, 2003,
                        among North Atlantic Trading Company, Inc., Star
                        Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's
                        Current Report on Form 8-K filed on February 19, 2003).

3.1(a)          --      Restated Certificate of Incorporation of North Atlantic
                        Trading Company, Inc., filed February 19, 1998
                        (incorporated herein by reference to Exhibit 3.1(a) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b)*         --      Certificate of Correction to the Restated Certificate of
                        Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002.

3.1(c)          --      Certificate of Amendment to the Certificate of
                        Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form
                        8-K filed on July 31, 2002).

3.1(d)          --      Certificate of Incorporation of North Atlantic Operating
                        Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to Amendment No. 1 to
                        Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(e)          --      Certificate of Amendment of Certificate of Incorporation
                        of North Atlantic Operating Company, Inc., filed June
                        17, 1997 (incorporated herein by reference to Exhibit
                        3.1(b)(ii) to Amendment No. 1 to Registration Statement
                        (Reg. No. 333-31931) on Form S-4 filed with the
                        Commission on September 3, 1997).

3.1(f)          --      Second Amended and Restated Certificate of Incorporation
                        of National Tobacco Finance Corporation, filed April 24,
                        1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(g)          --      Amended and Restated Certificate of Limited Partnership
                        of National Tobacco Company, L.P., filed May 17, 1996
                        (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(h)          --      Certificate of Incorporation of International Flavors
                        and Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(i)          --      Certificate of Amendment of Certificate of Incorporation
                        of International Flavors and Technology, Inc., filed
                        February 19, 1998 (incorporated herein by reference to Exhibit 3.1(e)(ii) to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

3.2(a)          --      Amended and Restated Bylaws of North Atlantic Trading
                        Company, Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(b)          --      Bylaws of North Atlantic Operating Company, Inc.
                        (incorporated herein by reference to Exhibit 3.2(b) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on July 23, 1997).

3.2(c)          --      Bylaws of National Tobacco Finance Corporation
                        (incorporated herein by reference to Exhibit 3.2(c) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on July 23, 1997).

3.2(d)          --      Third Amended and Restated Agreement of Limited
                        Partnership of National Tobacco Company, L.P., effective
                        May 17, 1996 (incorporated herein by reference to Exhibit 3.2(d)(i) to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2 (e)         --      Amendment No. 1 to Third Amended and Restated Agreement
                        of Limited Partnership of National Tobacco Company,
                        L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to
                        Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2(f)          --      Bylaws of International Flavors and Technology, Inc.
                        (incorporated herein by reference to Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(g)          --      Amendment No. 2 to the Third Amended and Restated
                        Agreement of Limited Partnership of National Tobacco
                        Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1999).

4.1             --      Indenture, dated as of June 25, 1997, among North
                        Atlantic Trading Company, Inc., as issuer, National
                        Tobacco Company, L.P., North Atlantic Operating Company,
                        Inc. and National Tobacco Finance Corporation, as guarantors, and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit
                        4.1 to Amendment No. 1 to Registration Statement (Reg.
                        No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

4.2             --      First Supplemental Indenture, dated as of February 26,
                        1998, among North Atlantic Trading Company, Inc.,
                        National Tobacco Company, L.P., National Tobacco Finance
                        Corporation, International Flavors and Technology, Inc.
                        and United States Trust Company of New York
                        (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

4.3*            --      Warrant to Purchase Common Stock, granted in favor of
                        Guggenheim Investment Management, LLC by North Atlantic
                        Trading Company, Inc., dated September 30, 2002.

4.4*            --      Warrant to Purchase Common Stock, granted in favor of
                        Peter J. Solomon Company Limited by North Atlantic
                        Trading Company, Inc., dated as of June 4, 2001.

9.1             --      Exchange and Stockholders' Agreement, dated as of June
                        25, 1997, by and between North Atlantic Trading Company,
                        Inc. and those stockholders signatory thereto
                        (incorporated herein by reference to Exhibit 9 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

9.2             --      Voting Trust Agreement, dated as of December 17, 1997,
                        among Thomas F. Helms, Jr., David I. Brunson and Jeffrey
                        S. Hay, as voting trustees, and Helms Management Corp.
                        (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

9.3*            --      Amendment No. 1 to Voting Trust Agreement, dated as of
                        August 18, 1999, among Thomas F. Helms, Jr. and David I.
                        Brunson, as voting trustees, and Helms Management Corp.

9.4*            --      Amendment No. 2 to Voting Trust Agreement, dated as of
                        September 22, 1999, among Thomas F. Helms, Jr. and David
                        I. Brunson, as voting trustees, and Helms Management
                        Corp.

9.5*            --      Amendment No. 3 to Voting Trust Agreement, dated as of
                        July 7, 2000, among Thomas F. Helms, Jr. and David I.
                        Brunson, as voting trustees, and Helms Management Corp.

10.1            --      Third Amended and Restated Purchasing and Processing
                        Agreement, dated as of June 25, 1997, between National
                        Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2+           --      Amended and Restated Distribution and License Agreement,
                        dated as of November 30, 1992, between Bollore
                        Technologies, S.A. and North Atlantic Trading Company,
                        Inc., a Delaware corporation and predecessor to North
                        Atlantic Operating Company, Inc. [United States]
                        (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 17, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.3+           --      Amended and Restated Distribution and License Agreement,
                        dated as of November 30, 1992, between Bollore
                        Technologies, S.A. and North Atlantic Trading Company,
                        Inc., a Delaware corporation and predecessor to North
                        Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                        S-4 filed with the Commission on September 17, 1997).

10.4+           --      Amended and Restated Distribution and License Agreement,
                        dated as of November 30, 1992, between Bollore
                        Technologies, S.A. and North Atlantic Trading Company,
                        Inc., a Delaware corporation and predecessor to North
                        Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                        S-4 filed with the Commission on September 17, 1997).

10.5+           --      Restated Amendment, dated as of June 25, 1997, between
                        Bollore Technologies, S.A. and North Atlantic Operating
                        Company, Inc. (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.6            --      Warrant Agreement, dated as of June 25, 1997, between
                        North Atlantic Trading Company, Inc. and United States
                        Trust Company of New York, as warrant agent
                        (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.7++          --      1997 Share Incentive Plan of North Atlantic Trading
                        Company, Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.8++          --      Employment Agreement, dated May 17, 1996, between North
                        Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.
                        (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.9 ++         --      Employment Agreement, dated April 14, 1997, between
                        National Tobacco Company, Inc. and David I. Brunson
                        (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10++         --      Employment Agreement, dated April 23, 1997, between
                        Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No.
                        1 to Registration Statement (Reg. No. 333-31931) on Form
                        S-4 filed with the Commission on September 3, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.11++         --      Nonqualified Stock Option Agreement, dated as of June
                        25, 1997, between North Atlantic Trading Company, Inc.
                        and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12++         --      Amendment No. 1, dated and effective September 2, 1997,
                        to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company,
                        Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to
                        Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.13++         --      Amendment No. 2, dated as of December 31, 1997, to the
                        Nonqualified Stock Option Agreement, dated as of June
                        25, 1997, between North Atlantic Trading Company, Inc.
                        and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997).

10.14++         --      Consulting Agreement, dated as of June 25, 1997, between
                        North Atlantic Trading Company, Inc. and Jack Africk
                        (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15++         --      National Tobacco Company Management Bonus Program
                        (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.16++         --      Amended and Restated Nonqualified Stock Option Agreement
                        dated as of January 12, 1998, between North Atlantic
                        Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1997).

10.17++         --      Assignment and Assumption, dated as of January 1, 1998,
                        between National Tobacco Company, L.P. and North
                        Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual
                        Report on Form 10-K for the fiscal year ended December
                        31, 1997).

10.18+          --      Amendment, dated October 22, 1997, to Amended and
                        Restated Distribution and License Agreements, between
                        Bollore and North Atlantic Operating Company, Inc.
                        (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19           --      Sales Representative Agreement, effective as of January
                        1, 1998, between National Tobacco Company, L.P. and
                        North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.20++         --      Amended and Restated Employment Agreement dated as of
                        April 30, 1998, between North Atlantic Trading Company,
                        Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21           --      Option Grant Letter, dated April 30, 1998, from Helms
                        Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's
                        Quarterly Report on 10-Q for the fiscal quarter ended
                        June 30, 1998).

10.22           --      Subscription Agreement, dated as of March 24, 1998,
                        between North Atlantic Trading Company, Inc. and David
                        I. Brunson (incorporated herein by reference to Exhibit
                        10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.23++         --      Letter Agreement, dated September 24, 1999, between
                        North Atlantic Trading Company, Inc. and Jack Africk
                        (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.24++         --      North Atlantic Trading Company, Inc. 1999 Executive
                        Incentive Plan (incorporated by reference to Exhibit
                        10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.25++         --      North Atlantic Trading Company, Inc. 1999 Management
                        Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.26           --      Loan Agreement, dated as of December 29, 2000, by and
                        among North Atlantic Trading Company, Inc., National
                        Tobacco Company, L.P., North Atlantic Operating Company,
                        Inc., National Tobacco Finance Corporation and Bank One,
                        Kentucky N.A., as agent bank and the various lending institutions named therein (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form
                        10-K for the fiscal year ended December 31, 2000).

10.27*          --      Amendment, dated as of December 31, 2002, to Loan
                        Agreement, by and among North Atlantic Trading Company,
                        Inc., National Tobacco Company, L.P., North Atlantic
                        Operating Company, Inc., National Tobacco Finance
                        Corporation and Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein.

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.28           --      Security Agreement, dated as of December 29, 2000, among
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

10.29           --      Guaranty Agreement, dated as of December 29, 2000, among
                        National Tobacco Company, L.P., North Atlantic Operating
                        Company, Inc., National Tobacco Finance Corporation and
                        Bank One, Kentucky, N.A., as agent for certain lending institutions (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.30           --      Pledge Agreement, dated as of December 29, 2000 among
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

10.31++         --      2001 Share Incentive Plan of North Atlantic Trading
                        Company, Inc. (incorporated by reference to Exhibit
                        10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.32++         --      Offer of Employment, dated March 28, 2002, between the
                        Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant's Quarterly
                        Report on 10-Q for the fiscal quarter ended March 31,
                        2002).

10.33           --      Promissory Note, dated March 31, 2002, issued by David
                        I. Brunson in favor of North Atlantic Trading Company,
                        Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34           --      Promissory Note, dated March 31, 2002, issued by Chris
                        Kounnas in favor of North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35           --      Secured Promissory Note, dated March 31, 2002, issued by
                        Helms Management Corp. in favor of North Atlantic
                        Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on
                        10-Q for the fiscal quarter ended June 30, 2002).

10.36           --      Secured Promissory Note, dated March 31, 2002, issued by
                        Thomas F. Helms, Jr. in favor of North Atlantic Trading
                        Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on
                        10-Q for the fiscal quarter ended June 30, 2002).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.37           --      Pledge and Security Agreement, dated as of March 31,
                        2002, between Thomas F. Helms, Jr., Helms Management
                        Corp. and North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.38++*        --      Amendment, dated November 25, 2002, to the Amended and
                        Restated Employment Agreement dated as of April 30,
                        1998, between North Atlantic Trading Company, Inc. and
                        David I. Brunson.

10.39++*        --      Employment Agreement dated as of November 21, 2002,
                        between North Atlantic Trading Company, Inc. and James
                        W. Dobbins.

10.40*          --      Transfer Agreement, dated as of December 30, 2002, by
                        and among Arnold Sheiffer, The Cleveland Clinic
                        Foundation, North Atlantic Trading Company, Inc., and
                        Thomas F. Helms, Jr.

10.41*          --      Transfer Agreement, dated as of December 30, 2002, by
                        and among Arnold Sheiffer, Robert Maurice Grunder
                        Memorial Fund, North Atlantic Trading Company, Inc., and
                        Thomas F. Helms, Jr.

10.42++*        --      2002 Share Incentive Plan

10.43++*        --      Letter Agreement, dated November 8, 2002, between North
                        Atlantic Trading Company, Inc. and Marketing Solutions
                        USA.

10.44++*        --      Letter Agreement, dated September 20, 2002, between
                        North Atlantic Trading Company, Inc. and Jack Africk.

21              --      Subsidiaries of North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

99.1*           --      Certification by the Chief Executive Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*           --      Certification by the Chief Financial Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


*       Filed herewith.

+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++      Management contracts or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

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

         SIGNATURE                                     TITLE                                   DATE
         ---------                                     -----                                   ----
/s/ Thomas F. Helms, Jr.            Chairman of the Board                                 March 31, 2003
-------------------------------     and Chief Executive Officer
Thomas F. Helms, Jr.                (Principal Executive Officer)


/s/ David I. Brunson                Director, President, Chief Financial Officer and      March 31, 2003
-------------------------------     Treasurer (Principal Financial and Accounting
David I. Brunson                    Officer)


/s/ Jack Africk                     Director                                              March 31, 2003
-------------------------------
Jack Africk


/s/ Marc S. Cooper                  Director                                              March 31, 2003
-------------------------------
Marc S. Cooper


/s/ Geoffrey J.F. Gorman            Director                                              March 31, 2003
-------------------------------
Geoffrey J.F. Gorman



                                  CERTIFICATION

                 PURSUANT TO RULE 13A-14 AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Helms, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of North Atlantic Trading Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                              /s/ Thomas F. Helms, Jr.
                              -------------------------------
                              Thomas F. Helms, Jr.
                              Chief Executive Officer

                                 CERTIFICATIONS
                 PURSUANT TO RULE 13A-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David I. Brunson, certify that:

1. I have reviewed this annual report on Form 10-K of North Atlantic Trading Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                             /s/  David I. Brunson
                             -------------------------------
                             David I. Brunson
                             Chief Financial Officer

                                 C O N T E N T S

                                                                                   PAGES
Report of Independent Accountants                                                   F-1


Financial Statements:

   Consolidated Balance Sheets as of December 31,
         2002 and 2001                                                              F-2

   Consolidated Statements of Operations and Other Comprehensive Income (Loss)
         for the years ended December 31, 2002, 2001 and 2000                       F-3

   Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000                                           F-5

   Consolidated Statements of Changes in Stockholders' Deficit for
         the years ended December 31, 2002, 2001 and 2000                           F-6

   Notes to Consolidated  Financial Statements                                      F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, other comprehensive income (loss), cash flows, and changes in stockholders' deficit present fairly, in all material respects, the financial position of North Atlantic Trading Company, Inc. and Subsidiaries (the Company) at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and effective January 1, 2000, changed its method of accounting for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition".



/s/ PricewaterhouseCoopers LLP

New York, New York

March 28, 2003

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(dollars in thousands except share data)
--------------------------------------------------------------------------------

                                            ASSETS                                          2002                    2001
                                                                                      ------------------      ------------------
Current assets:
      Cash                                                                               $        805            $      1,234
      Accounts receivable, net of allowances of $446 and $350 in 2002 and
      2001, respectively                                                                        7,651                   5,672
      Inventories                                                                              40,818                  43,967
      Income taxes receivable                                                                     887                     233
      Other current assets                                                                      3,457                   1,702
                                                                                      ------------------      ------------------
                          Total current assets                                                 53,618                  52,808
Property, plant and equipment, net                                                              5,158                   5,233
Deferred income taxes                                                                          24,916                  28,319
Deferred financing costs                                                                        2,642                   4,028
Goodwill                                                                                      123,557                 123,557
Other assets                                                                                    3,703                   2,718
                                                                                      ------------------      ------------------
                          Total assets                                                   $    213,594            $    216,663
                                                                                      ==================      ==================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                                   $      2,868            $      2,718
      Accrued expenses                                                                          2,429                   3,434
      Deferred income taxes                                                                    10,552                  11,085
      Revolving Credit Facility                                                                 5,500                      --
      Current portion of notes payable and long-term debt                                          --                  12,500
                                                                                      ------------------      ------------------
                               Total current liabilities                                       21,349                  29,737
Notes payable and long-term debt                                                              155,000                 155,000
Other long-term liabilities                                                                    12,793                  10,963
                                                                                      ------------------      ------------------
                               Total liabilities                                              189,142                 195,700
                                                                                      ------------------      ------------------
Commitments and contingencies

Preferred stock, net of unamortized discount of $0 in 2002 and $918 in 2001;
         mandatory redemption value of $57,805 in 2002 and $58,051
         in 2001                                                                               57,805                  57,443
                                                                                      ------------------      ------------------
Stockholders' deficit:
      Common stock, voting, $.01 par value; authorized shares, 750,000;
              issued and outstanding shares, 528,241                                                5                       5
      Common stock, nonvoting, $.01 par value; authorized shares, 750,000;
              issued and outstanding shares, -0-
      Additional paid-in capital                                                                9,246                   9,144
      Loans to stockholders for stock purchases                                                  (157)                   (187)
      Accumulated other comprehensive loss                                                     (1,125)                   (216)
      Accumulated deficit                                                                     (41,322)                (45,226)
                                                                                      ------------------      ------------------
                               Total stockholders' deficit                                    (33,353)                (36,480)
                                                                                      ------------------      ------------------
                               Total liabilities and stockholders' deficit               $    213,594            $    216,663
                                                                                      ==================      ==================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands except share data)
--------------------------------------------------------------------------------

                                                                               2002                 2001                2000
                                                                         -----------------     ----------------    ----------------
Net sales                                                                  $     94,425          $     89,622        $     90,365
Cost of sales                                                                    40,973                37,697              37,797
                                                                         -----------------     ----------------    ----------------
         Gross profit                                                            53,452                51,925              52,568
Selling, general and administrative expenses                                     24,065                23,372              23,586
Amortization of Goodwill                                                              -                 5,490               5,490
                                                                         -----------------     ----------------    ----------------
         Operating income                                                        29,387                23,063              23,492
Interest expense and financing costs                                             18,744                19,742              22,261
Other expense                                                                     1,944                 2,642               1,801
                                                                         -----------------     ----------------    ----------------
         Income (loss) from continuing operations before income tax               8,699                   679                (570)
Income tax expense                                                                3,214                 2,043               1,529
                                                                         -----------------     ----------------    ----------------
         Income (loss) before extraordinary loss & cumulative
         effect of change in accounting principle                                 5,485                (1,364)             (2,099)
Extraordinary loss, net of income tax benefit of $521                                 -                     -                (850)
                                                                         -----------------     ----------------    ----------------
         Income (loss) before cumulative effect of change in
         accounting principle                                                     5,485                (1,364)             (2,949)
Cumulative effect of change in accounting principle,
           net of income tax benefit of $153                                          -                     -                (251)
                                                                         -----------------     ----------------    ----------------
           Net income (loss)                                                      5,485                (1,364)             (3,200)
Preferred stock dividends                                                        (6,976)               (6,745)             (6,005)
Net gain on restructuring of preferred stock                                      5,395                     -                   -
                                                                         -----------------     ----------------    ----------------
           Net income (loss) applicable to common shares                          3,904                (8,109)             (9,205)
           Add back:  goodwill amortization expense, net of tax                       -                 4,088               4,088
                                                                         -----------------     ----------------    ----------------
           Adjusted net income (loss) applicable to common shares          $      3,904          $     (4,021)            $(5,117)
                                                                         =================     ================    ================




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands except share data)
--------------------------------------------------------------------------------

                                                                          2002                 2001                2000
                                                                    -----------------     ----------------    ----------------
Basic earnings per common share:
      Income (loss) before extraordinary loss &
        cumulative effect of change in accounting principle           $      10.38          $      (2.58)     $         (3.98)
      Extraordinary loss, net of income tax benefit                              -                     -               (1.61)
      Cumulative effect of change in accounting principle,
        net of income tax benefit                                             -                     -                  (0.47)
      Preferred stock dividends                                             (13.20)               (12.77)             (11.37)
      Net gain on restructuring of preferred stock                           10.21                     -                   -
                                                                    -----------------     ----------------    ----------------
      Net income (loss)                                                       7.39                (15.35)             (17.43)
      Add back:  goodwill amortization expense, net of tax                       -                  7.74                7.74
                                                                    -----------------     ----------------    ----------------
      Adjusted net income (loss)                                      $       7.39          $      (7.61)       $      (9.69)
                                                                    =================     ================    ================
Diluted earnings per common share:
  Income (loss) before extraordinary loss &
      cumulative effect of change in accounting principle             $       8.25          $      (2.58)       $      (3.98)
      Extraordinary loss, net of income tax benefit                              -                     -               (1.61)
      Cumulative effect of change in accounting principle,
        net of income tax benefit                                                -                     -               (0.47)
      Preferred stock dividends                                             (10.49)               (12.77)             (11.37)
      Net gain on restructuring of preferred stock                            8.11                     -                   -
                                                                    -----------------     ----------------    ----------------
      Net income (loss)                                                       5.87                (15.35)             (17.43)
      Add back:  goodwill amortization expense, net of tax                       -                  7.74                7.74
                                                                    -----------------     ----------------    ----------------
      Adjusted net income (loss)                                    $         5.87          $      (7.61)       $      (9.69)
                                                                    =================     ================    ================

Weighted average common shares outstanding:
  Basic                                                                 528,241               528,241             528,241
  Diluted                                                               664,939               528,241             528,241

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

Net income (loss)                                          $   5,485          $  (1,364)        $  (3,200)
Other comprehensive income, net of tax benefit:
Net change related to cash flow hedges:
  Cumulative effect of accounting change                           -                 28                 -
  Reclassification to net income                                   -                (28)                -
Minimum pension liability, net of tax                           (909)              (216)                -
                                                       -----------------  ----------------  ----------------
Comprehensive income (loss)                                $   4,576          $  (1,580)        $  (3,200)
                                                       =================  ================  ================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                             2002                 2001                 2000
                                                                        ----------------     ----------------     ---------------
Cash flows from operating activities:
      Net income (loss)                                                   $   5,485            $  (1,364)           $  (3,200)
      Adjustments to reconcile net income (loss) to net
                cash provided by operating activities:
           Extraordinary loss                                                     -                    -                1,371
           Depreciation                                                         700                  637                1,067
           Amortization of goodwill                                               -                5,490                5,490
           Amortization of deferred financing costs                           1,386                1,332                2,275
           Deferred income taxes                                              2,738                2,043                  855
           Change in accrued pension liabilities                                495                  513                  201
           Change in accrued postretirement liabilities                         558                  615                  465
           Compensation expense                                                 576                   33                   33
           Changes in operating assets and liabilities:
                Accounts receivable                                          (1,979)              (1,490)                 802
                Inventories                                                   3,149                5,205                4,327
                Income tax receivable                                          (654)                   -                  (58)
                Other current assets                                         (1,755)                 368                 (382)
                Other assets                                                   (985)              (1,039)                (396)
                Accounts payable                                                150                  264                2,140
                Accrued expenses and other                                   (1,479)                 280                 (102)
                                                                        ----------------     ----------------     ---------------
                          Net cash provided by operating activities           8,385               12,887               14,888
                                                                        ----------------     ----------------     ---------------
Cash flows from investing activities:
      Capital expenditures                                                     (625)                (603)                (456)
                                                                        ----------------     ----------------     ---------------
                          Net cash used in investing activities                (625)                (603)                (456)
                                                                        ----------------     ----------------     ---------------
Cash flows from financing activities:
      Payments on senior term loans                                         (12,500)             (12,500)             (15,864)
      Proceeds from revolving credit facility                                 5,500                    -                    -
      Consent Solicitation expenses                                          (1,219)                   -                    -
      Net loans to stockholders for stock purchases                              30                   (3)                   -
                                                                        ----------------     ----------------     ---------------
                          Net cash used in financing activities              (8,189)             (12,503)             (15,864)
                                                                        ----------------     ----------------     ---------------
Net increase (decrease) in cash                                                (429)                (219)              (1,432)
Cash, beginning of period                                                     1,234                1,453                2,885
                                                                        ----------------     ----------------     ---------------
Cash, end of period                                                       $     805            $   1,234            $   1,453
                                                                        ================     ================     ===============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                            $  17,560            $  18,466            $  20,737
                                                                        ================     ================     ===============
      Cash paid during the period for income taxes                        $     283                    -                    -
                                                                        ================     ================     ===============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                      LOANS TO      ACCUMULATED
                                               COMMON    ADDITIONAL  STOCKHOLDERS      OTHER                              TOTAL
                                               STOCK,     PAID-IN     FOR STOCK    COMPREHENSIVE      ACCUMULATED     STOCKHOLDERS'
                                               VOTING     CAPITAL     PURCHASES        LOSS             DEFICIT          DEFICIT
                                              --------- ----------- ------------- ---------------  ---------------- ---------------
Beginning balance, January 1, 2000            $      5    $  9,078   $      (184)   $          -     $    (27,912)    $    (19,013)

Compensation expense                                 -          33             -               -                -               33
Preferred stock dividend                             -           -             -               -           (6,005)          (5,361)
Net loss                                             -           -             -               -           (3,200)          (3,200)
                                              --------- ----------- ------------- ---------------  ---------------- ---------------

Ending balance, December 31, 2000                    5       9,111          (184)              -          (37,117)         (28,185)

Compensation expense                                 -          33             -               -                -               33
Net loans to stockholders for stock purchases        -           -            (3)              -                -               (3)
Amount related to minimum pension liability,
     net of tax of $132                              -           -             -            (216)               -             (216)
Preferred stock dividend                             -           -             -               -           (6,745)          (6,745)
Net loss                                             -           -             -               -           (1,364)          (1,364)
                                              --------- ----------- ------------- ---------------  ---------------- ---------------

Ending balance, December 31, 2001                    5       9,144          (187)           (216)         (45,226)         (36,480)

Compensation expense                                 -         102             -               -                -              102
Net loans to stockholders for stock purchases        -           -            30               -                -               30
Amount related to minimum pension liability,
     net of tax of $344                              -           -             -            (909)               -             (909)
Preferred stock dividend                             -           -             -               -           (6,976)          (6,976)
Net gain on restructuring of preferred stock         -           -             -               -            5,395            5,395
Net income                                           -           -             -               -            5,485            5,485
                                              --------- ----------- ------------- ---------------  ---------------- ---------------

Ending balance, December 31, 2002             $      5    $  9,246   $      (157)   $     (1,125)    $    (41,322)    $    (33,353)
                                              ========= =========== ============= ===============  ================ ===============



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.     ORGANIZATION:

       North Atlantic Trading Company, Inc. and Subsidiaries (the "Company") manufactures and distributes tobacco and related products through its smokeless tobacco and make-your-own operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy and Havana Blossom brand names. The make-your-own segment imports and distributes premium cigarette papers, smoking tobaccos and related products under the Zig-Zag brand name.

       National Tobacco Company, L.P. (a limited partnership) was formed and acquired the smokeless tobacco division of Lorillard, Inc. in 1988. On April 14, 1992, the general partner and majority owner and certain limited partners sold their partnership interest to a new general partner. Accordingly, the April 1992 transaction was accounted for as the formation of a new entity, National Tobacco Company, L.P. (the "Partnership"). Certain members of management of the Partnership formed NTC Holding, LLC (the "Holding Company"), a limited liability company with a finite life expiring December 31, 2100, and caused the Holding Company to form National Tobacco Finance Corporation (the "Finance Corporation"), a wholly-owned subsidiary of the Holding Company.

       On May 17, 1996, the Partnership was recapitalized and the Holding Company acquired a 99% limited partnership interest in the Partnership and the Finance Corporation became the sole general partner and owner of the remaining 1% interest of the Partnership. Accordingly, this transaction was accounted for as the formation of a new entity under the purchase method of accounting.

       On May 19, 1997, certain members of management and holders of membership interests in the Holding Company formed a corporation named North Atlantic Trading Company, Inc. (the "Corporation"). On June 25, 1997, the Corporation acquired the membership interests in the Holding Company and the Holding Company transferred all of its assets to the Corporation, including its limited partnership interest in the Partnership, all of the capital stock of the Finance Corporation, and its rights to acquire NATC Holdings USA, Inc. ("NATC"). The Corporation then formed North Atlantic Operating Company, Inc. ("NAOC"), a Delaware corporation and wholly-owned subsidiary of the Corporation. NAOC then exercised its rights to acquire all of the outstanding capital stock of NATC. NATC and its wholly-owned subsidiary were then merged into NAOC.

       On February 11, 2000, the Company entered into a definitive Asset Purchase Agreement with Swedish Match North American, Inc. ("Swedish Match"), under which the Company agreed to sell certain smokeless tobacco assets, including its chewing tobacco brands and related formulation, technology and inventory. The transaction was challenged by the Federal Trade Commission (the "FTC") as anti-competitive under the antitrust laws. As a result of actions taken by the FTC, on December 22, 2000, the Company and Swedish Match mutually agreed to terminate the Asset Purchase Agreement. Costs of $1.8 million related to the sale, which had previously been deferred, have been recognized in other expenses for the year ended December 31, 2000.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

       In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company adopted SAB 101 effective January 1, 2000, resulting in a cumulative effect adjustment of $251,000 (net of tax benefit of $153,000) as of the date of adoption and a decrease in December 31, 2000 net income of $91,000 (net of tax benefit of $57,000). The change in accounting method would not have had a material effect on the statement of operations for the year ended 1999 if adopted in that year.

       SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $2,583,000, $2,560,000 and $2,443,000 in 2002, 2001, and
       2000, respectively.

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

       STOCK-BASED COMPENSATION: The Company measures stock compensation costs related to the stock options described in Note 14 on the fair value based method which is the preferred method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted.

       COMPUTATION OF EARNINGS PER COMMON SHARE: Basic earnings per common share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period.

       Diluted earnings per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common and common equivalent shares (warrants and stock options), where dilutive, outstanding during the period.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

       The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 17, the Company was named as a defendant in such a lawsuit. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows or that additional lawsuits will not be brought against the Company.

       Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement (the "MSA") and the Smokeless Tobacco Master Settlement Agreement (the "STMSA"). To the Company's knowledge, the other signatories to the MSA are 34 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       RISKS AND UNCERTAINTIES, CONTINUED: Pursuant to the MSA and subsequent states' statutes, a "cigarette manufacturer" (which is defined to also include make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding and maintaining an escrow account, with subaccounts on behalf of each settling state. The STMSA has no similar provisions. The MSA escrow accounts are governed by states' statutes that expressly give the manufacturers the option of opening, funding and maintaining an escrow account in lieu of becoming a signatory to the MSA. The statutes require companies, who are not signatories to the MSA, to deposit, on an annual basis, into qualified banks escrow funds based on the number of cigarettes or cigarette equivalents, i.e., the pounds of MYO tobacco, sold. The purpose of these statutes is expressly stated to be to eliminate the cost disadvantage the settling manufacturers have as a result of entering into the MSA. Such companies are entitled to direct the investment of the escrowed funds and withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a final judgment against the Company. Either option - becoming a MSA signatory or establishing an escrow account - is permissible. NAOC has chosen to open and fund an escrow account.

       NAOC has chosen to open and fund an MSA escrow account as its means of compliance. As of December 31, 2002, NAOC has funded a total of approximately $1.1 million into its account. It is management's opinion, due to the possibility of future federal or state regulations, though none have to date been enacted, that entering into one or both of the settlement agreements or establishing and maintaining an escrow account, as NAOC has chosen to do, would not necessarily prevent future regulations from having a material adverse effect on the results of operations, financial position and cash flows of the Company.

       Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or that have failed to properly establish and fund a qualifying escrow account. To date, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

       Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2002, the Company has recorded approximately $2,092,000 as an other non-current asset. During 2002, $605,577 was deposited into a qualifying escrow account. As of December 31, 2002 the escrow balance is $1,083,982, which represents the total deposit balance plus $29,593 interest earned thereon. The remaining


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       amount of approximately $1,008,000 relates to 2002 and will be deposited by April 15, 2003. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a judgment against the Company.

       USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates include those affecting the valuation and useful lives of property, plant and equipment and goodwill, assumptions used in determining pension and postretirement benefit obligations, accrued and deferred income taxes and litigation contingencies.

       CONCENTRATION OF CREDIT RISK: At December 31, 2002 and 2001, the Company had bank deposits in excess of federally insured limits of approximately $1.2 million and $2.6 million, respectively.

       The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 13.1%, 10.1% and 10.2% of the Company's revenues in 2002, 2001 and 2000, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

       ACCOUNTS RECEIVABLE: Accounts receivable are recognized at their net realizable value. The activity of allowance for doubtful accounts during 2002 and 2001 is as follows (in thousands):

                                                   2002                 2001
                                            -------------------- --------------------
           Balance at beginning of period     $          350        $          201
           Provision for doubtful accounts                96                   175
           Charge offs                                    (2)                  (26)
                                            -------------------- --------------------
           Balance at end of period           $          446        $          350
                                            ==================== ====================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       OTHER EXPENSE: Other expense of $1.9 and $2.6 million in 2002 and 2001, respectively, consists primarily of legal, investigative and related expenses with respect to the infringement activities involving Zig-Zag premium cigarette papers. Other expense of $1.8 million in 2000 represents legal fees and other costs associated with the proposed sale of the smokeless tobacco segment, which was terminated in December 2000.

       RECLASSIFICATION: Certain prior year amounts have been reclassified to conform with the current year presentation.

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.     INVENTORIES:

       The components of inventories at December 31 are as follows (in thousands):

                                                                 2002                 2001
                                                         --------------------- --------------------
           Raw materials and work in process                $        3,111        $         2,125
           Leaf tobacco                                             10,328                 12,404
           Finished goods - loose leaf tobacco                       4,174                  2,431
           Finished goods - MYO products                             4,722                  4,694
           Other                                                       728                    681
                                                         --------------------- --------------------
                                                                    23,063                 22,335
           LIFO reserve                                             17,755                 21,632
                                                         --------------------- --------------------
                                                            $       40,818        $        43,967
                                                         ===================== ====================


       The reduction of LIFO inventory quantities decreased net income of the Company by approximately $2.4 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

       The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.









                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment at December 31 consists of (in thousands):

                                                                                    2002                 2001
                                                                            --------------------- --------------------
           Land                                                                $          654     $            654
           Buildings and improvements                                                   3,888                3,745
           Machinery and equipment                                                      6,864                6,652
           Furniture and fixtures                                                       2,419                2,149
                                                                            --------------------- --------------------
                                                                                       13,825               13,200
           Accumulated depreciation                                                    (8,667)              (7,967)
                                                                            --------------------- --------------------
                                                                               $        5,158        $       5,233
                                                                            ===================== ====================


6.     GOODWILL:

       Goodwill at December 31 consists of (in thousands):

                                                                                         2002                   2001
                                                                                  -------------------     ------------------
            NTC goodwill, net of accumulated amortization of $4,500
                       at December 31, 2002 and 2001                                $      27,450           $     27,450

            NAOC goodwill, net of accumulated amortization of $21,175
                       at December 31, 2002 and 2001                                       96,107                 96,107
                                                                                  -------------------     ------------------

                                                                                    $     123,557           $    123,557
                                                                                  ===================     ==================



7.     OTHER ASSETS:

       Other assets at December 31, 2002 and 2001 includes loans and accrued interest to the principal shareholder of $1,488 and $1,413, respectively, and amounts related to the MSA escrow account of $2,092 and $1,219, respectively. The latter is described in Note 2.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.     DEFERRED FINANCING COSTS:

       Deferred financing costs at December 31 consist of (in thousands):

                                                                                        2002                   2001
                                                                                 -------------------     ------------------
            Deferred financing costs, net of accumulated amortization of
               $7,532 and $6,146 at December 31, 2002 and 2001,
               respectively                                                        $       2,642           $       4,028
                                                                                 ===================     ==================


9.     NOTES PAYABLE AND LONG-TERM DEBT:

       Notes payable and long-term debt at December 31 consists of (in thousands):

                                                                                       2002                  2001
                                                                               ---------------------  --------------------

          Senior notes                                                         $            155,000   $           155,000
          Term borrowings under loan agreement                                                    -                12,500
                                                                               ---------------------  --------------------

                                                                                            155,000               167,500
          Less current portion                                                                    -                12,500
                                                                               ---------------------  --------------------

                                                                               $            155,000   $           155,000
                                                                               =====================  ====================

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

       The Company is currently operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein, which provided for a $25 million term loan and a $10 million revolving credit facility. The Term Loan was payable in eight (8) quarterly installments of $3,125,000 each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on December 31, 2002,


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.     NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

       at which time the term loan was paid in full. On December 31, 2002, the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20 million and extended to December 31, 2003. All terms of the original Loan Agreement remain in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement are guaranteed by the "Partnership", NAOC and NTFC. In addition, the Company's obligations are collateralized by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement may be either based on LIBOR or the prime rate as announced by the Agent from time to time. As of December 31, 2002, the interest rate on borrowings under the Amended Loan Agreement was 3.77%. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility.

       The Loan Agreement and the Senior Notes limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At December 31, 2002, the Company was in compliance with all provisions of the Amended Loan Agreement and Senior Notes.

       Scheduled maturities (exclusive of future mandatory prepayments, if any) of the Company's notes payable and long-term debt are as follows (in thousands):


             Through December 31, 2003             $                  -
             Through December 31, 2004                          155,000
             Through December 31, 2005                                -
                                                   ---------------------

                                                   $            155,000
                                                   =====================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.    INCOME TAXES:

       The income tax provision for the years ended December 31, 2002, 2001 and 2000 consists of the following components (in thousands):

                                                  2002                   2001                   2000
                                         ---------------------- ---------------------- ---------------------
           Deferred:
              Federal                              $     2,876            $     1,828            $      839
              State and local                              338                    215                    16
                                         ---------------------- ---------------------- ---------------------

                                                   $     3,214            $     2,043            $      855
                                         ====================== ====================== =====================










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.    INCOME TAXES, CONTINUED:

       Deferred tax assets and liabilities at December 31, 2002 and 2001 consist of (in thousands):

                                                                     2002                               2001
                                                       ---------------------------------  ---------------------------------
                                                            ASSETS        LIABILITIES          ASSETS       LIABILITIES
                                                       ---------------------------------  ---------------------------------
           Inventory                                                        $  7,855                          $  9,542
           Property, plant and equipment                    $    319                           $    821
           Goodwill                                                            2,697                             1,543
           Intangible assets                                  12,676                             15,535
           Accrued pension and postretirement costs            3,739                              3,839
           Minimum pension liability                             476                                132
           NOL carryforward                                    6,406                              6,802
           Other                                               1,300                              1,190
                                                       ---------------------------------  ---------------------------------

           Deferred income taxes                            $ 24,916        $ 10,552           $ 28,319       $ 11,085
                                                       =================================  =================================

       At December 31, 2002, the Company had NOL carryforwards for income tax purposes of $16.9 million which expire in the years beginning in 2012.

       The Company has determined that at December 31, 2002 its ability to realize future benefits of net deferred tax assets meets the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, no valuation allowance has been recorded.

       Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                         2002                   2001                  2000
                                                 ---------------------- ---------------------- ------------------
          Federal statutory rate                              35.0%                  35.0%                (35.0)%
          State taxes                                          3.0                   24.3                    3.2
          Goodwill amortization                                  -                  241.8                   70.0
          Other                                              (1.1)                  (0.7)                  (1.8)
                                                 ---------------------- ---------------------- ------------------

          Effective income tax rate                           36.9%                 300.4%                  36.4%
                                                 ====================== ====================== ==================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.    PENSION AND POSTRETIREMENT BENEFIT PLANS:

       The Company has two defined benefit pension plans covering substantially all of its employees. Benefits for the hourly employees' plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan. Benefits for salaried employees are based on years of service and the employees' final compensation.

       The Company sponsors two defined benefit postretirement plans that cover both salaried and hourly employees. One plan provides medical and dental benefits, and the other provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory.

       The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2002, and a statement of the funded status as of December 31 (in thousands):

                                                         PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                                -----------------------------------  -----------------------------------
                                                      2002              2001               2002             2001
                                                -----------------------------------  -----------------------------------
 Reconciliation of benefit obligation:

    Benefit obligation at January 1             $          11,280   $       10,163      $       6,695       $     5,887
    Service cost                                              550              558                421               379
    Interest cost                                             803              738                473               435
    Actuarial loss                                            619              257              2,098               175
    Benefit  paid                                           (515)            (436)              (336)             (181)
                                                -----------------------------------  -----------------------------------

 Benefit obligation at December 31              $          12,737   $       11,280      $       9,351       $     6,695
                                                ===================================  ===================================

 Reconciliation of fair value of plan assets:
    Fair value of plan assets at January 1      $           7,729   $        8,640
    Actual return on plan assets                            (937)            (510)
    Employer contributions                                    679               35      $         336       $       181
    Benefit  paid                                           (515)            (436)              (336)             (181)
                                                -----------------------------------  -----------------------------------

 Fair value of plan assets at December 31       $           6,956   $        7,729      $          -        $        -
                                                ===================================  ===================================

 Funded status:
    Funded status at December 31                $         (5,781)   $      (3,551)      $    (9,351)        $   (6,695)
    Unrecognized prior service cost                             7                8
    Unrecognized net loss                                   2,408              194             1,527              (571)
                                                -----------------------------------  -----------------------------------

 Net amount recognized                          $         (3,366)   $      (3,349)      $    (7,824)        $   (7,266)
                                                ===================================  ===================================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.    PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

       The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                              PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                                     ------------------------------------ ----------------------------------
                                                           2002              2001               2002             2001
                                                     ------------------------------------ ----------------------------------
      Accrued benefit cost                           $         (3,366) $         (3,349)  $         (7,824) $       (7,266)
      Minimum pension liability                                (1,601)             (348)                 -               -
      Deferred tax asset                                           476               132                 -               -
      Accumulated other comprehensive income                     1,125               216                 -               -
                                                     ------------------------------------ ----------------------------------

      Net amount recognized                          $         (3,366) $         (3,349)  $         (7,824) $       (7,266)
                                                     ==================================== ==================================

       The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

                                                          PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                              ----------------------------------------- -----------------------------------------
                                                  2002          2001         2000           2002          2001         2000
                                              ----------------------------------------- -----------------------------------------
        Service cost                                 $  550       $  558        $  515         $  421       $  379        $  320
        Interest cost                                   803          738           682            473          435           396
        Expected return on plan assets                (658)        (716)         (738)              -            -             -
        Amortization of gains and losses                  -         (31)         (149)              -         (18)          (64)
                                              ----------------------------------------- -----------------------------------------

        Net periodic benefit cost                    $  695       $  549        $  310         $  894       $  796        $  652
                                              ========================================= =========================================


       The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                         PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                             ----------------------------------------- -----------------------------------------
                                                 2002          2001          2000          2002          2001          2000
                                             ------------ -------------- ------------- ------------- ------------- -------------
   Discount rate                                   6.75%        7.25%         7.50%          6.75%        7.25%         7.50%
   Expected return on plan assets                  8.50%        8.50%         8.50%              -            -             -
   Rate of compensation increase                   4.00%        4.00%         4.00%              -            -             -


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.    PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

       For measurement purposes, the assumed health care cost trend rate for participants under age 65 as of December 31, 2002 and 2001 was 12.0% and 7.5%, respectively, and for participants age 65 and over the rate was 12.0% and 6.5%, respectively. The health care cost trend rate was assumed to decline gradually to 5% for pre-age 65 and for post-age 65 costs over 27 years.

       Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                          2002            2001            2000
                                                                    ---------------- --------------- --------------
           Effect on total of service and interest cost
                 components of net periodic postretirement
                 Cost                                                         $   3           $   3          $   2

           Effect on the health care component of
                 the accumulated postretirement benefit
                 Obligation                                                      49              35             32

       The Company also sponsors a voluntary retirement savings plan (401(k)). Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. Through December 31, 1998, the Company matched 50% of each eligible participant's contribution up to 5% of the participant's compensation for the plan year. Beginning January 1, 2002, the Company changed its matching contribution policy. The Company match for the Hourly employees was increased to 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. Company matching for Hourly employees is subject to a 3 year vesting schedule. The Company match for the Salaried employees was increased to 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. Company matching is immediate for salaried employees. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.4 million, $0.3 million and $0.3 million for each of the years ended December 31, 2002, 2001 and 2000.

12.    LEASE COMMITMENT:

       The Company leases certain office space and vehicles for varying periods.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.    LEASE COMMITMENT, CONTINUED:

       The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002:


                                                            Operating
          (In thousands)                                     Leases
          --------------------------------------------- ------------------

          2003                                                      $ 757
          2004                                                        512
          2005                                                        368
          2006                                                         71
          2007                                                          3
          2008 and beyond                                               -
          --------------------------------------------- ------------------
          Total minimum lease payments                             $1,711
          ============================================= ==================

       Lease expense for the years ended December 31, 2002, 2001 and 2000 was $786, $790 and $873, respectively.


13.    MANDATORILY REDEEMABLE PREFERRED STOCK:

       On July 1, 2002 the Company commenced a consent solicitation (the "Consent Solicitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred Stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of the Company which would amend the terms of the Preferred Stock. The proposed amendments required the consent of the holders of a majority of the issued and outstanding shares of common stock of the Company and the consent of the holders of a majority of the issued and outstanding shares of Preferred Stock. A consent by the holders of a majority of the Company's outstanding common stock was executed on June 28, 2002. On July 29, 2002, the Consent Solicitation was successfully completed, with the Company receiving consents from the holders of more than 99% of the outstanding shares of Preferred Stock.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.    MANDATORILY REDEEMABLE PREFERRED STOCK, CONTINUED:

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

       As consideration for these amendments, the Company paid each registered holder of Preferred Stock that consented thereto $0.40 per share in cash. A total of $984,642 in consent fees was paid. The Company paid an additional $235,724 in legal and other fees related to the Consent Solicitation.

       The Company has recorded the Preferred Stock at its current value in the accompanying Balance Sheet. The resulting gain, net of the consent and other fees described above, has been recognized in the accompanying Statements of Operations.

       The Company's future ability to make dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. Currently, the Company can satisfy that provision. Additionally, the Company has sufficient authorized and un-issued shares of Preferred Stock to make its dividend payments through the issuance of additional shares. For the dividend payments on September 15, 2002, and December 15, 2002, the Company chose to make this payment in kind.

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

14.    SHARE INCENTIVE PLAN:

       The Company has two share incentive plans covering certain key employees which provide for the granting of options to purchase common stock of the Company and other stock related benefits. As of December 31, 2002, no benefits other than the stock options described below had been granted.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14.    SHARE INCENTIVE PLAN, CONTINUED:

       The total number of shares available for granting under the plans is 111,856. Stock option activity is summarized below:

                                                                           WEIGHTED            WEIGHTED
                                                                            AVERAGE            AVERAGE
                                                        INCENTIVE          EXERCISE           GRANT DATE
                                                         SHARES              PRICE            FAIR VALUE
                                                    ------------------ ------------------  -----------------
            Outstanding, December 31, 2000                     61,760          $   18.19          $   26.51

            Granted                                                 -                  -                  -
            Exercised                                               -                  -                  -
            Forfeited                                               -                  -                  -
                                                    ------------------
            Outstanding, December 31, 2001                     61,760              18.19              26.51
                                                    ------------------

            Granted                                            35,511              85.76              22.97
            Exercised                                               -                  -                  -
            Forfeited                                         (2,000)            (18.19)            (26.51)
                                                    ------------------
            Outstanding, December 31, 2002                     95,271              43.38              25.19
                                                    ==================


       Of the stock options outstanding on December 31, 2002, 60,981 were exercisable, with an additional 34,290 becoming exercisable in 2003 through 2006. All stock options expire 10 years from the grant date. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

       Of the stock options described above, 47,986 include a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

       The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is remeasured on each reporting date with the expense amount adjusted for changes in the fair value of the Company's stock on that date. Compensation expense of $576,000, $33,000 and



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14.    SHARE INCENTIVE PLAN, CONTINUED:

       $33,000 ($357,000, $20,000 and $20,000 net of deferred income tax benefit) has been recognized in the Statements of Operations for the years ended December 31, 2002, 2001 and 2000, respectively.

15. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                     --------------------------------------------------------------
                                                                           INCOME               SHARES              PER SHARE
                                                                         (NUMERATOR)         (DENOMIMATOR)           AMOUNT
                                                                     --------------------------------------------------------------
            Net income                                               $             5,485
            Less: Preferred stock dividends                                      (6,976)
            Plus: Net gain on restructuring of preferred stock                     5,395
                                                                     --------------------
            Basic:

               Net income available to common stockholders           $             3,904          528,241         $       7.39
                                                                     ==============================================================
            Diluted:

               Net income available to common stockholders           $             3,904          664,939         $       5.87
                                                                     ==============================================================



                                                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                     --------------------------------------------------------------
                                                                           INCOME               SHARES              PER SHARE
                                                                         (NUMERATOR)         (DENOMIMATOR)           AMOUNT
                                                                     --------------------------------------------------------------

            Net loss                                                 $           (1,364)
            Less: Preferred stock dividends                                      (6,745)
                                                                     --------------------
            Basic and diluted:
               Net loss available to common stockholders             $           (8,109)          528,241         $    (15.35)
                                                                     ==============================================================



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

15.    INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS,
       EXCEPT PER SHARE AMOUNTS), CONTINUED:


                                                                                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                     --------------------------------------------------------------
                                                                           INCOME               SHARES              PER SHARE
                                                                         (NUMERATOR)         (DENOMIMATOR)           AMOUNT
                                                                     --------------------------------------------------------------

            Net loss before extraordinary loss and cumulative
               effect of change in accounting principle              $        (2,099)
            Extraordinary loss, net of income tax benefit                       (850)
            Cumulative effect of change in accounting
               principle, net of income tax benefit                             (251)
            Less: Preferred stock dividends                                   (6,005)
                                                                     --------------------

            Basic and diluted:
               Net loss available to common stockholders             $        (9,205)            528,241               (17.43)
                                                                     ==============================================================






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

15. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS), CONTINUED:

       The calculations above are based on the weighted average number of shares of common stock outstanding during the year. For the years ended December 31, 2001 and December 31, 2000, common equivalent shares from stock options of 61,760 and warrants of 63,490 are excluded from the computations as their effect is antidilutive.

16.    EXTRAORDINARY LOSS:

       Upon the refinancing of the Company's term loan on December 29, 2000, the Company recorded an extraordinary loss of $0.9 million (net of tax benefit of $0.5 million) for the write-off of related deferred financing costs.

17.    FOURTH QUARTER ADJUSTMENT:

       The fourth quarters of 2002, 2001 and 2000 include adjustments to increase the income tax provision by approximately $1,300,000, $1,490,000 and $1,140,000, respectively, as a result of the year-end income tax computations. The fourth quarters of 2002 and 2000 also included adjustments to increase the LIFO expense by approximately $1.7 million and $1.5 million, net of income tax of approximately $1.0 million and $0.9 million, respectively.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

       All amounts are in thousands except net income (loss) per share.

                                                                              QUARTER
                                                   --------------------------------------------------------------
                                                        1ST             2ND            3RD             4TH
                                                   --------------- -------------- -------------- ----------------
       2002
       Net sales                                           21,952         18,218         26,014           28,241
       Gross profit                                        13,283          9,688         15,477           15,004
       Net income (loss)                                    (305)        (2,575)          6,185              599
       Basic net income (loss) per share                   (0.58)         (4.88)          11.71             1.13
       Diluted net income (loss) per share                 (0.58)         (4.88)           9.46             0.90

       2001
       Net sales                                           22,442         16,570         23,302           27,308
       Gross profit                                        12,935          8,575         13,386           17,029
       Net income (loss)                                    (122)        (2,219)            111          (1,791)
       Basic net income (loss) per share                   (0.58)         (4.20)           0.21           (3.39)
       Diluted net income (loss) per share                 (0.58)         (4.20)           0.21           (3.39)


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

19.    CONTINGENCIES:

       Kentucky and Illinois Complaints. On July 15, 1998, NAOC and NTC filed a complaint (the "Kentucky Complaint") against Republic Tobacco, Inc. and its affiliates ("Republic Tobacco") in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own ("RYO") premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco's use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC's point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco's RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

       On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on the Company after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to the Company's claims. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that the Company has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers.

       On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file.

       Prior to the completion of discovery, the Court dismissed Republic Tobacco's antitrust claims against the Company. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco and its affiliates, except for Republic Tobacco's claim of defamation per se against the Company, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief.

       The Company believes it has viable defenses to the Republic claims, however, no assurances can be given that it will prevail. If the Company were not to prevail, management does not believe that any


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

19.    CONTINGENCIES, CONTINUED:

       adverse judgment would be material to the Company's results of operations, financial position or cash flows.

       West Virginia Complaints. Trial of the West Virginia complaints has been postponed indefinitely, as described below. On October 6, 1998 NTC was served with a summons and complaint on behalf of 65 individual plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). On November 13, 1998, NTC was served with a second summons and complaint on behalf of 18 plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). The complaints are identical in most material respects. In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. NTC is named in only one action. One Akers plaintiff alleged use of an NTC product, alleging lung cancer.

       On September 14, 2000, NTC was served with a summons and complaint on behalf of 539 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Linda Adams, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-373 to 00-C-911). Only one of these plaintiffs alleged use of a product currently manufactured by NTC. The time period during which this plaintiff allegedly used the product has not yet been specified. Thus, it is not yet known whether NTC is a proper defendant in this case.

       On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs allege use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used, and one alleges use that covers, in part, a period when NTC did not manufacture the product. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and NTC's BEECH-NUT chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of BEECH-NUT chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC's DURANGO ICE chewing tobacco from 1990 to 2000 (although DURANGO ICE did not come onto the market until 1999).

       In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al., (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482).


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

19.    CONTINGENCIES, CONTINUED:

       All of the West Virginia smokeless tobacco actions have been consolidated before the West Virginia Mass Litigation Panel for discovery and trial of certain issues. Trial of these matters was planned in two phases. In the initial phase, a trial was to be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed, however, in the cigarette cases the Court has allowed additional discovery.

       The claims against the Company in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts.

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

       Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants. The plaintiffs have moved the Court to reconsider its decision.

       Although the Company believes that it has good defenses to the above actions in West Virginia and Minnesota and it intends to vigorously defend each such action, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a material adverse effect on the results of operations, financial position and cash flows of the Company.

       Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with one group of defendants, including Import Warehouse Inc.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

19.    CONTINGENCIES, CONTINUED:

       and its owner/operator Ravi Bhatia. Those settlements included a consent injunction against distribution of infringing or counterfeit goods. Management believes that successful prosecution of this litigation, either by settlement or otherwise, will have a favorable impact on its future premium cigarette paper business.

       On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined from selling infringing or counterfeit ZIG-ZAG brand products in the Bollore S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court.

       The Company entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

       Pursuant to the U.S. Distribution Agreement and a related agreement between Bollore and the Company, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and the Company after the payment of all expenses.

       On February 7, 2002, Bollore, NAOC and the Company filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. The Company alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. A hearing was held on April 10, 2002. After evidence related to this matter was discovered by plaintiffs and upon plaintiffs' application, another hearing was held on August 1, 2002. The Court allowed the defendants three weeks to supplement the record with additional evidence. Final arguments were held on January 22, 2003 and a decision is pending.

       California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with NAOC and Bollore in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the U.S. District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit ZIG-ZAG brand premium cigarette papers.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

19.    CONTINGENCIES, CONTINUED:

       On May 22, 2001, the Company participated as co-plaintiff with NAOC and Bollore in an action entitled Bollore, S.A. v. Buy-Rite Wholesale (Case No. CV 01-4570 FMC (MAN)), filed in the U.S. District Court for the Central District of California. The plaintiffs alleged that seven distributors and retailers in California were selling counterfeit ZIG-ZAG brand premium cigarette papers.

       On June 5, 2002, the Court granted the plaintiffs application to consolidate the A&A Smart Shopping and Buy Rite Wholesale cases for trial purposes. In an effort to better manage this case for trial, the plaintiffs settled against certain defendants, obtained judgments for damage against most the defendants and obtained permanent injunctions against all of the settling defendants.

       A trial of the plaintiffs' claims against the remaining defendants, in the A&A Smart Shopping case, Downey Wholesale and Fadel El-Shahawi, Downey's principal, began October 1, 2002. On October 15, 2002, after a two week jury trial, the jury found for the plaintiffs on all counts. The plaintiffs were awarded a total of $2,000,000 in damages, and the jury found that defendant Downey and the defendant Fadel El-Shahawi acted willfully and with fraud, oppression or malice. As a result, plaintiffs were entitled to and did request the Court to award them their reasonable attorney fees and expenses. That application is pending. The verdict also allowed the Court, in its discretion, to apply a multiple of up to three times the verdict amount in order to adequately compensate plaintiffs and also, to award punitive damages. The parties settled the punitive damages and multiplier portions of the case for $500,000, of which half was paid on November 15, 2002 and the remainder will be paid in equal monthly installments over the next two year period, commencing on December 1, 2002. All recoveries from this litigation will be shared equally by NAOC and Bollore. Defendants filed a new trial motion which the Court has denied. However, the Court reduced the plaintiff's damages award to approximately $1.7 million. On March 13, 2003, the Court denied the defendants' motions.

       On June 6, 2002, the plaintiffs moved for contempt sanctions against JT Saniya Inc., asserting that JT Saniya had violated the terms of the preliminary injunction issued against it by selling 38 cases of counterfeit product. JT Saniya failed to dispute the allegations and a default judgment of $420,369.09 was entered against JT Saniya on July 23, 2002. The plaintiffs have entered into a settlement agreement with JT Saniya in respect of the default judgment pursuant to which JT Saniya has paid $82,500 in full satisfaction of the judgment.

       In addition to the above described legal proceedings, the Company is subject to other litigation in the ordinary course of its business. The Company does not believe the outcome of such litigation will have a material adverse effect on the results of operations, financial position or cash flows of the Company.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

20.    PARENT-ONLY FINANCIAL INFORMATION:

       The Corporation is a holding company with no operations and no assets other than its investments in its subsidiaries, income tax receivables, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership, and deferred financing costs related to its debt.

       All of the Corporation's subsidiaries are wholly-owned and guarantee the debt of the Corporation on a full, unconditional, and joint and several basis. Separate financial statements of the subsidiaries are not required and have not been included in these financial statements.

       Following is unaudited parent-only summarized financial information of the Corporation (in thousands):

                                                                                              2002                 2001
                                                                                      --------------------- --------------------
          Noncurrent assets                                                           $            189,129   $          195,462
          Current liabilities                                                                       10,732               20,164
          Noncurrent liabilities                                                                   155,000              155,000
          Redeemable preferred stock                                                                57,497               57,443


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                              2002                 2001
                                                                                      --------------------- --------------------

          Equity in earnings of subsidiaries                                          $             24,126   $           18,746
          Income loss before gain on restructuring and preferred stock dividends                     5,544              (1,308)


21.    SEGMENT INFORMATION:

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

       The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes a charge allocating all corporate costs to each operating segment. Elimination and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

21.    SEGMENT INFORMATION, CONTINUED:

       segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses (Adjusted EBITDA).

       The table below presents financial information about reported segments for 2002, 2001 and 2000 (in thousands):

                                               SMOKELESS                                   ELIMINATIONS
                  2002                          TOBACCO             MAKE-YOUR-OWN           AND OTHER              TOTAL
----------------------------------------- -------------------- ------------------------ ------------------- --------------------
Net sales                                          $   35,732             $     58,693           $       -         $     94,425
Operating income                                        5,966                   23,421                                   29,387
Assets                                                 67,951                  256,756           (111,113)              213,594

                  2001
-----------------------------------------

Net sales                                              38,647                   50,975                   -               89,622
Operating income                                        5,610                   17,453                                   23,063
Assets                                                 69,781                  237,008            (90,126)              216,663

                  2000
-----------------------------------------

Net sales                                              39,387                   50,978                   -               90,365
Operating income                                        6,362                   17,130                                   23,492
Assets                                                 73,845                  223,732            (69,820)              227,757



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

22.    NEW ACCOUNTING STANDARDS:

       During 2001, the Emerging Issues Task Force issued: 1) EITF No. 00-14, "Accounting for Certain Sales Incentives", addressing the recognition, measurement and statement of earnings classification of certain sales incentives and 2) EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company adopted EITF 00-14 and EITF 00-25 in the first quarter of 2002. As a result of this adoption, certain expenses have been reclassified from selling, general and administrative expenses to allowances in determining net sales and to cost of goods sold for each of the years ended December 31, 2001 and 2000. Due to adopting EITF 00-14 and EITF 00-25, for each of the years ended December 31, 2001 and 2000, net sales decreased by $4.126 million and $2.780 million, respectively, cost of goods sold increased by $3.963 million and $4.108 million, respectively, and selling, general and administrative expenses were reduced by $8.089 million and $6.888 million, respectively, from the previously reported figures. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income for either of these periods.

       In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 141, Business Combinations ("Statement 141") and Statement No. 142," Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method as use of the pooling-of-interest method is no longer permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle as of the beginning of the year. Subsequent impairments, if any, will be classified as an operating expense. In addition, Statement 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

       Upon adopting Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Statement 142 required completion of the first step of the transitional impairment test by June 30, 2002. In completing the transitional impairment test for fiscal 2002, the Company reported that it had incurred no impairment.

       In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset-retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

22.    NEW ACCOUNTING STANDARDS, CONTINUED:

       liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 was effective for financial statements for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS 143 in fiscal 2003. SFAS 143 will not have an impact on the Company's financial statements.

       On January 1, 2002, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 develops a single accounting model for long-lived assets to be disposed of by sale, and addresses significant implementation issues related to previous guidance. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations by potentially qualifying more disposal transactions for discontinued operations reporting. The adoption of Statement 144 did not have an impact on the Company's financial statements.

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

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. The provisions of SFAS 146, as related to exit or disposal activities will be effective for transactions after December 31, 2002. SFAS 146 does not at present have an impact on the Company's financial statements.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 and requires additional disclosures in annual


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

22.    NEW ACCOUNTING STANDARDS, CONTINUED:

       and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. The Company accounts for stock-based compensation in accordance with SFAS No. 123. Therefore, SFAS 148 does not have an impact on the Company's financial statements.

       In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 does not have an impact on the Company's financial statements.

23.    SUBSEQUENT EVENT:

       On February 18, 2003, the Company entered into an asset purchase agreement (the "Star Cigarette Asset Purchase Agreement") with Star Scientific, Inc. ("Star Scientific"), and Star Tobacco, Inc., a wholly-owned subsidiary of Star Scientific ("Star Tobacco" and, together with Star Scientific, "Star"). Pursuant to the Star Cigarette Asset Purchase Agreement, the Company has agreed to purchase substantially all of the assets of Star relating to the manufacturing, marketing and distribution of four discount cigarette brands in the United States (the "Star Cigarette Assets"). The purchase price for the Star Cigarette Assets is $80 million in cash, subject to certain closing adjustments and the assumption of certain liabilities related to the Star Cigarette Assets.

       All requisite corporate approvals for this transaction have been obtained, including the approvals of the Star Cigarette Asset Purchase Agreement by the respective Boards of Directors of the Company and Star, by the holders of a majority of the outstanding shares of common stock of Star Scientific and by Star Scientific as the sole stockholder of Star Tobacco.

       The transaction is expected to close in the second quarter of 2003. The closing is subject to the Company's receipt of financing and to customary closing conditions. Contemporaneously with the signing of the Star Cigarette Asset Purchase Agreement, the Company placed a $2 million earnest money deposit into escrow. In the event that, on or after July 15, 2003, the Star Cigarette Asset Purchase Agreement is terminated by either the Company or Star and, at that time, the Company has been



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

23.    SUBSEQUENT EVENT, CONTINUED:

       unable to obtain the requisite financing for the transaction and all other conditions to closing have been satisfied or are capable of being satisfied, then such deposit will be paid to Star. In all other events, the deposit will either be used to satisfy a portion of the purchase price or repaid to the Company, as applicable. Although the Company is currently in the process of seeking financing for the acquisition and a related recapitalization of the Company, there can be no assurance that such financing will be obtained.

       Through December 31, 2002, the Company has incurred approximately $1.9 million of costs relating to this acquisition. Such costs have been deferred and are included in Other current assets in the accompanying Consolidated Balance Sheets.

















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

2               --      Asset Purchase Agreement, dated as of February 18, 2003,
                        among North Atlantic Trading Company, Inc., Star
                        Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's
                        Current Report on Form 8-K filed on February 19, 2003).

3.1(a)          --      Restated Certificate of Incorporation of North Atlantic
                        Trading Company, Inc., filed February 19, 1998
                        (incorporated herein by reference to Exhibit 3.1(a) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b)*         --      Certificate of Correction to the Restated Certificate of
                        Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002.

3.1(c)          --      Certificate of Amendment to the Certificate of
                        Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form
                        8-K filed on July 31, 2002).

3.1(d)          --      Certificate of Incorporation of North Atlantic Operating
                        Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to Amendment No. 1 to
                        Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(e)          --      Certificate of Amendment of Certificate of Incorporation
                        of North Atlantic Operating Company, Inc., filed June
                        17, 1997 (incorporated herein by reference to Exhibit
                        3.1(b)(ii) to Amendment No. 1 to Registration Statement
                        (Reg. No. 333-31931) on Form S-4 filed with the
                        Commission on September 3, 1997).

3.1(f)          --      Second Amended and Restated Certificate of Incorporation
                        of National Tobacco Finance Corporation, filed April 24,
                        1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(g)          --      Amended and Restated Certificate of Limited Partnership
                        of National Tobacco Company, L.P., filed May 17, 1996
                        (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(h)          --      Certificate of Incorporation of International Flavors
                        and Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(i)          --      Certificate of Amendment of Certificate of Incorporation
                        of International Flavors and Technology, Inc., filed
                        February 19, 1998 (incorporated herein by reference to Exhibit 3.1(e)(ii) to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

3.2(a)          --      Amended and Restated Bylaws of North Atlantic Trading
                        Company, Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended March 31, 1998).

3.2(b)          --      Bylaws of North Atlantic Operating Company, Inc.
                        (incorporated herein by reference to Exhibit 3.2(b) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on July 23, 1997).

3.2(c)          --      Bylaws of National Tobacco Finance Corporation
                        (incorporated herein by reference to Exhibit 3.2(c) to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on July 23, 1997).

3.2(d)          --      Third Amended and Restated Agreement of Limited
                        Partnership of National Tobacco Company, L.P., effective
                        May 17, 1996 (incorporated herein by reference to Exhibit 3.2(d)(i) to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2 (e)         --      Amendment No. 1 to Third Amended and Restated Agreement
                        of Limited Partnership of National Tobacco Company,
                        L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to
                        Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2(f)          --      Bylaws of International Flavors and Technology, Inc.
                        (incorporated herein by reference to Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(g)          --      Amendment No. 2 to the Third Amended and Restated
                        Agreement of Limited Partnership of National Tobacco
                        Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1999).

4.1             --      Indenture, dated as of June 25, 1997, among North
                        Atlantic Trading Company, Inc., as issuer, National
                        Tobacco Company, L.P., North Atlantic Operating Company,
                        Inc. and National Tobacco Finance Corporation, as guarantors, and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit
                        4.1 to Amendment No. 1 to Registration Statement (Reg.
                        No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

4.2             --      First Supplemental Indenture, dated as of February 26,
                        1998, among North Atlantic Trading Company, Inc.,
                        National Tobacco Company, L.P., National Tobacco Finance
                        Corporation, International Flavors and Technology, Inc.
                        and United States Trust Company of New York
                        (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

4.3*            --      Warrant to Purchase Common Stock, granted in favor of
                        Guggenheim Investment Management, LLC by North Atlantic
                        Trading Company, Inc., dated September 30, 2002.

4.4*            --      Warrant to Purchase Common Stock, granted in favor of
                        Peter J. Solomon Company Limited by North Atlantic
                        Trading Company, Inc., dated as of June 4, 2001.

9.1             --      Exchange and Stockholders' Agreement, dated as of June
                        25, 1997, by and between North Atlantic Trading Company,
                        Inc. and those stockholders signatory thereto
                        (incorporated herein by reference to Exhibit 9 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

9.2             --      Voting Trust Agreement, dated as of December 17, 1997,
                        among Thomas F. Helms, Jr., David I. Brunson and Jeffrey
                        S. Hay, as voting trustees, and Helms Management Corp.
                        (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

9.3*            --      Amendment No. 1 to Voting Trust Agreement, dated as of
                        August 18, 1999, among Thomas F. Helms, Jr. and David I.
                        Brunson, as voting trustees, and Helms Management Corp.

9.4*            --      Amendment No. 2 to Voting Trust Agreement, dated as of
                        September 22, 1999, among Thomas F. Helms, Jr. and David
                        I. Brunson, as voting trustees, and Helms Management
                        Corp.

9.5*            --      Amendment No. 3 to Voting Trust Agreement, dated as of
                        July 7, 2000, among Thomas F. Helms, Jr. and David I.
                        Brunson, as voting trustees, and Helms Management Corp.

10.1            --      Third Amended and Restated Purchasing and Processing
                        Agreement, dated as of June 25, 1997, between National
                        Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2+           --      Amended and Restated Distribution and License Agreement,
                        dated as of November 30, 1992, between Bollore
                        Technologies, S.A. and North Atlantic Trading Company,
                        Inc., a Delaware corporation and predecessor to North
                        Atlantic Operating Company, Inc. [United States]
                        (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 17, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.3+           --      Amended and Restated Distribution and License Agreement,
                        dated as of November 30, 1992, between Bollore
                        Technologies, S.A. and North Atlantic Trading Company,
                        Inc., a Delaware corporation and predecessor to North
                        Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                        S-4 filed with the Commission on September 17, 1997).

10.4+           --      Amended and Restated Distribution and License Agreement,
                        dated as of November 30, 1992, between Bollore
                        Technologies, S.A. and North Atlantic Trading Company,
                        Inc., a Delaware corporation and predecessor to North
                        Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                        S-4 filed with the Commission on September 17, 1997).

10.5+           --      Restated Amendment, dated as of June 25, 1997, between
                        Bollore Technologies, S.A. and North Atlantic Operating
                        Company, Inc. (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.6            --      Warrant Agreement, dated as of June 25, 1997, between
                        North Atlantic Trading Company, Inc. and United States
                        Trust Company of New York, as warrant agent
                        (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.7++          --      1997 Share Incentive Plan of North Atlantic Trading
                        Company, Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.8++          --      Employment Agreement, dated May 17, 1996, between North
                        Atlantic Trading Company, Inc. and Thomas F. Helms, Jr.
                        (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.9 ++         --      Employment Agreement, dated April 14, 1997, between
                        National Tobacco Company, Inc. and David I. Brunson
                        (incorporated herein by reference to Exhibit 10.18(a) to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10++         --      Employment Agreement, dated April 23, 1997, between
                        Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No.
                        1 to Registration Statement (Reg. No. 333-31931) on Form
                        S-4 filed with the Commission on September 3, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.11++         --      Nonqualified Stock Option Agreement, dated as of June
                        25, 1997, between North Atlantic Trading Company, Inc.
                        and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration
                        Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12++         --      Amendment No. 1, dated and effective September 2, 1997,
                        to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company,
                        Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to
                        Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.13++         --      Amendment No. 2, dated as of December 31, 1997, to the
                        Nonqualified Stock Option Agreement, dated as of June
                        25, 1997, between North Atlantic Trading Company, Inc.
                        and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1997).

10.14++         --      Consulting Agreement, dated as of June 25, 1997, between
                        North Atlantic Trading Company, Inc. and Jack Africk
                        (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15++         --      National Tobacco Company Management Bonus Program
                        (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No.
                        333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.16++         --      Amended and Restated Nonqualified Stock Option Agreement
                        dated as of January 12, 1998, between North Atlantic
                        Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1997).

10.17++         --      Assignment and Assumption, dated as of January 1, 1998,
                        between National Tobacco Company, L.P. and North
                        Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual
                        Report on Form 10-K for the fiscal year ended December
                        31, 1997).

10.18+          --      Amendment, dated October 22, 1997, to Amended and
                        Restated Distribution and License Agreements, between
                        Bollore and North Atlantic Operating Company, Inc.
                        (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19           --      Sales Representative Agreement, effective as of January
                        1, 1998, between National Tobacco Company, L.P. and
                        North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1997).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.20++         --      Amended and Restated Employment Agreement dated as of
                        April 30, 1998, between North Atlantic Trading Company,
                        Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21           --      Option Grant Letter, dated April 30, 1998, from Helms
                        Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's
                        Quarterly Report on 10-Q for the fiscal quarter ended
                        June 30, 1998).

10.22           --      Subscription Agreement, dated as of March 24, 1998,
                        between North Atlantic Trading Company, Inc. and David
                        I. Brunson (incorporated herein by reference to Exhibit
                        10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.23++         --      Letter Agreement, dated September 24, 1999, between
                        North Atlantic Trading Company, Inc. and Jack Africk
                        (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.24++         --      North Atlantic Trading Company, Inc. 1999 Executive
                        Incentive Plan (incorporated by reference to Exhibit
                        10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.25++         --      North Atlantic Trading Company, Inc. 1999 Management
                        Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.26           --      Loan Agreement, dated as of December 29, 2000, by and
                        among North Atlantic Trading Company, Inc., National
                        Tobacco Company, L.P., North Atlantic Operating Company,
                        Inc., National Tobacco Finance Corporation and Bank One,
                        Kentucky N.A., as agent bank and the various lending institutions named therein (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form
                        10-K for the fiscal year ended December 31, 2000).

10.27*          --      Amendment, dated as of December 31, 2002, to Loan
                        Agreement, by and among North Atlantic Trading Company,
                        Inc., National Tobacco Company, L.P., North Atlantic
                        Operating Company, Inc., National Tobacco Finance
                        Corporation and Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein.

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.28           --      Security Agreement, dated as of December 29, 2000, among
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

10.29           --      Guaranty Agreement, dated as of December 29, 2000, among
                        National Tobacco Company, L.P., North Atlantic Operating
                        Company, Inc., National Tobacco Finance Corporation and
                        Bank One, Kentucky, N.A., as agent for certain lending institutions (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.30           --      Pledge Agreement, dated as of December 29, 2000 among
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

10.31++         --      2001 Share Incentive Plan of North Atlantic Trading
                        Company, Inc. (incorporated by reference to Exhibit
                        10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.32++         --      Offer of Employment, dated March 28, 2002, between the
                        Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant's Quarterly
                        Report on 10-Q for the fiscal quarter ended March 31,
                        2002).

10.33           --      Promissory Note, dated March 31, 2002, issued by David
                        I. Brunson in favor of North Atlantic Trading Company,
                        Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34           --      Promissory Note, dated March 31, 2002, issued by Chris
                        Kounnas in favor of North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35           --      Secured Promissory Note, dated March 31, 2002, issued by
                        Helms Management Corp. in favor of North Atlantic
                        Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on
                        10-Q for the fiscal quarter ended June 30, 2002).

10.36           --      Secured Promissory Note, dated March 31, 2002, issued by
                        Thomas F. Helms, Jr. in favor of North Atlantic Trading
                        Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on
                        10-Q for the fiscal quarter ended June 30, 2002).

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

10.37           --      Pledge and Security Agreement, dated as of March 31,
                        2002, between Thomas F. Helms, Jr., Helms Management
                        Corp. and North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.38++*        --      Amendment, dated November 25, 2002, to the Amended and
                        Restated Employment Agreement dated as of April 30,
                        1998, between North Atlantic Trading Company, Inc. and
                        David I. Brunson.

10.39++*        --      Employment Agreement dated as of November 21, 2002,
                        between North Atlantic Trading Company, Inc. and James
                        W. Dobbins.

10.40*          --      Transfer Agreement, dated as of December 30, 2002, by
                        and among Arnold Sheiffer, The Cleveland Clinic
                        Foundation, North Atlantic Trading Company, Inc., and
                        Thomas F. Helms, Jr.

10.41*          --      Transfer Agreement, dated as of December 30, 2002, by
                        and among Arnold Sheiffer, Robert Maurice Grunder
                        Memorial Fund, North Atlantic Trading Company, Inc., and
                        Thomas F. Helms, Jr.

10.42++*        --      2002 Share Incentive Plan

10.43++*        --      Letter Agreement, dated November 8, 2002, between North
                        Atlantic Trading Company, Inc. and Marketing Solutions
                        USA.

10.44++*        --      Letter Agreement, dated September 20, 2002, between
                        North Atlantic Trading Company, Inc. and Jack Africk.

21              --      Subsidiaries of North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

99.1*           --      Certification by the Chief Executive Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*           --      Certification by the Chief Financial Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


*       Filed herewith.

+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++      Management contracts or compensatory plan or arrangement.