Form 10-Q
period 2003-03-31
NORTH ATLANTIC TRADING CO INC
filed 2003-05-15
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2003

                                          or

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


                                   Unchanged
                                   ---------
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since LastReport)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of May 14, 2003.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                          March 31,                     December 31,
                                                                             2003                           2002
                                                                             ----                           ----
Current assets:

      Cash                                                             $         1,106                $           805
      Accounts receivable, net                                                   4,064                          7,651
      Inventories                                                               44,646                         40,818
      Income taxes receivable                                                      910                            887
      Other current assets                                                       5,855                          3,457
                                                                      -----------------              -----------------


           Total current assets                                                 56,581                         53,618

Property, plant and equipment, net                                               5,140                          5,158

Deferred income taxes                                                           27,017                         24,916

Deferred financing costs                                                         2,296                          2,642

Goodwill                                                                       123,557                        123,557

Other assets                                                                     3,751                          3,703
                                                                      -----------------              -----------------

           Total assets                                                $       218,342                $       213,594
                                                                      =================              =================

Current liabilities:
      Accounts payable                                                 $         3,485                $         2,868
      Accrued expenses                                                           7,993                          2,429
      Deferred income taxes                                                     10,552                         10,552
      Revolving credit facility                                                  7,500                          5,500
                                                                      -----------------              -----------------

           Total current liabilities                                            29,530                         21,349

Long-term debt                                                                 155,000                        155,000
Other long-term liabilities                                                     12,793                         12,793
                                                                      -----------------              -----------------

           Total liabilities                                                   197,323                        189,142
                                                                      -----------------              -----------------

Preferred Stock, (mandatory redemption value of $59,538 and
      $57,805, respectively)                                                    59,538                         57,805
                                                                      -----------------              -----------------

Stockholders' Deficit:
      Common stock, voting, $.01 par value authorized shares,
      750,000; issued and outstanding shares, 528,241                                5                              5
      Common stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                    -                              -
      Additional paid-in capital                                                 9,246                          9,246
      Loans to stockholders for stock purchase                                   (159)                          (157)
      Accumulated other comprehensive income (loss)                            (1,125)                        (1,125)
      Accumulated deficit                                                     (46,486)                       (41,322)
                                                                      -----------------              -----------------


           Total stockholders' deficit                                        (38,519)                       (33,353)
                                                                      -----------------              -----------------

           Total liabilities and stockholders' deficit                 $       218,342                $       213,594
                                                                      =================              =================


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

                                                                    Three months                       Three months
                                                                       Ended                               Ended
                                                                   March 31, 2003                     March 31, 2002
                                                               -----------------------             ----------------------
Net sales                                                       $             14,249                $            21,952

Cost of sales                                                                  7,700                              8,669
                                                               -----------------------             ----------------------

      Gross profit                                                             6,549                             13,283

Selling, general and administrative expenses                                   7,101                              5,799
                                                               -----------------------             ----------------------

      Operating income (loss)                                                  (552)                              7,484

Interest expense and financing costs, net                                      4,642                              4,721

Other expense                                                                    337                                362
                                                               -----------------------             ----------------------

      Income (loss) before income tax expense (benefit)                      (5,531)                              2,401

Income tax expense (benefit)                                                 (2,101)                                912
                                                               -----------------------             ----------------------

      Net income (loss)                                                      (3,430)                              1,489

Preferred stock dividends                                                    (1,734)                            (1,794)
                                                               -----------------------             ----------------------

      Net loss applicable to common shares                      $            (5,164)                $             (305)
                                                               =======================             ======================

Basic and Diluted earnings per common share:

      Net income (loss)                                         $             (6.49)                $              2.82

      Preferred stock dividends                                               (3.29)                             (3.40)
                                                               -----------------------             ----------------------

      Net loss applicable to common shares                      $             (9.78)                $            (0.58)
                                                               =======================             ======================

Weighted average common shares outstanding:

      Basic                                                                   528.2                              528.2
      Diluted                                                                 528.2                              528.2



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                          Three months                        Three months
                                                                              Ended                               Ended
                                                                         March 31, 2003                      March 31, 2002
                                                                      ----------------------              ---------------------
Cash flows from operating activities:
Net income (loss)                                                              $    (3,430)                        $      1,489
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
      Depreciation                                                                      125                                 175
      Amortization of deferred financing costs                                          346                                 347
      Deferred income taxes                                                         (2,101)                                 912
      Changes in operating assets and liabilities:
           Accounts receivable, net                                                   3,587                             (3,516)
           Inventories                                                              (3,828)                                 444
           Other current assets                                                     (2,421)                                 595
           Other assets                                                                (48)                                (27)
           Accounts payable                                                             617                             (1,190)
           Accrued liabilities and other                                              5,564                               3,932
                                                                      ----------------------              ----------------------

           Net cash provided by (used in) operating activities                      (1,589)                               3,161
                                                                      ----------------------              ----------------------

Cash flows from investing activities:
      Capital expenditures                                                            (107)                               (100)
                                                                      ----------------------              ----------------------

           Net cash provided by (used in) investing activities                        (107)                               (100)
                                                                      ----------------------              ----------------------

Cash flows from financing activities:
      Proceeds from revolving credit facility                                         2,000                                   -
      Payments on term loans                                                              -                             (3,125)
      Other                                                                             (3)                                 (3)
                                                                      ----------------------              ----------------------

           Net cash provided by (used in) financing activities                        1,997                             (3,128)
                                                                      ----------------------              ----------------------

           Net increase (decrease) in cash                                              301                                (67)

Cash, beginning of period                                                               805                               1,130
                                                                      ----------------------              ----------------------

Cash, end of period                                                            $      1,106                        $      1,063
                                                                      ======================              ======================


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in North Atlantic Trading Company, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to current period presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION:The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $595,000 and $650,000 for the three months ended March 31, 2003 and 2002, respectively.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. As of March 31, 2003, the Company has recorded as a non-current asset approximately $2.1 million, of which $1.0 million is related to the projected deposit for 2002.

3.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The impact of LIFO resulted in decreased net income of the Company by approximately $0.1 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

The components of inventories are as follows (in thousands):

                                                                3/31/03                           12/31/02
                                                         ---------------                    ---------------
        Raw materials and work in process                      $  3,773                           $  3,111
        Leaf tobacco                                              9,671                             10,328
        Finished goods - loose leaf tobacco                       4,476                              4,174
        Finished goods - MYO products                             8,231                              4,722
        Other                                                       865                                728
                                                         ---------------                    ---------------

                                                                 27,016                             23,063

        LIFO reserve                                             17,630                             17,755
                                                         ---------------                    ---------------
                                                               $ 44,646                           $ 40,818
                                                         ===============                    ===============



4.  PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended March 31, 2003 and March 31, 2002 was computed based on the estimated annual effective income tax rate of 38%.


5.  PARENT-ONLY FINANCIAL INFORMATION

North Atlantic Trading Company, Inc. is a holding company with no operations and assets, consisting primarily of its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in National Tobacco Company, L.P., a subsidiary of the Company, and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly-owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In management's opinion, separate financial statements of the subsidiaries are not meaningful and are not included herein. The following represents unaudited parent-only summarized financial information of North Atlantic Trading Company, Inc. (in thousands):

                                                       3/31/03                       12/31/02
                                                 --------------                 --------------
      Current assets                                 $       -                      $       -
      Noncurrent assets                                194,998                         189,129
      Current liabilities                               19,692                          10,732
      Noncurrent liabilities                           155,000                         155,000
      Redeemable preferred stock                        59,538                          57,805



For the three months ended March 31:                      2003                            2002
                                                 --------------                 ---------------

      Equity in earnings of subsidiaries              $   (11)                        $  5,328
      Interest expense                                 (4,668)                         (4,756)
      Income tax benefit                                 1,263                           1,060
                                                 --------------                 ---------------
      Net income (loss) before preferred
        stock dividends                               $(3,416)                        $  1,632
                                                 ==============                 ===============


6.  FINANCIAL INSTRUMENTS

The Company occasionally uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," the Company's policy is to designate its forward currency contracts as cash flow hedges of its anticipated purchases in Euros. As of March 31, 2003, the Company had no outstanding forward currency contracts.


7.  RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

THREE MONTHS ENDED MARCH 31, 2003
                                                    Income                Shares              Per Share
                                                  (Numerator)          (Denominator)            Amount
                                                ----------------     ------------------     ---------------
Basic and Diluted:
Net loss                                             $  (3,430)
Less: preferred stock dividends                         (1,734)
                                                ----------------


      Net loss applicable to common shares           $  (5,164)                528,241           $  (9.78)
                                                ================     ==================     ===============


THREE MONTHS ENDED MARCH 31, 2002
                                                    Income                Shares              Per Share
                                                  (Numerator)          (Denominator)            Amount
                                                ----------------     ------------------     ---------------
Basic and Diluted:
Net income                                            $   1,489
Less: preferred stock dividends                         (1,794)
                                                ----------------

      Net loss applicable to common shares           $    (305)                528,241           $  (0.58)
                                                ================     ==================     ===============



The calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 63,500 shares were excluded from the computations for the three months ended March 31, 2003 and 2002, and common stock equivalent shares from stock options representing 95,300 and 61,800 shares were excluded from the computations for the three months ended March 31, 2003 and 2002, respectively, as their effects are antidilutive.


8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Upon adopting SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. In completing the required first step of the transitional impairment test for 2002, the Company reported that it had incurred no impairment. Subsequent impairments, if any, will be classified as an operating expense. In addition, SFAS 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset-retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted the provisions of SFAS 143 effective January 1, 2003. SFAS 143 did not have an impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement became effective for the Company on January 1, 2003. The adoption of SFAS 145 did not have an impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. The provisions of SFAS 146, as related to exit or disposal activities, are effective for transactions occurring after December 31, 2002. The adoption of SFAS 146 does not have an impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used in determining financial results. The Company accounts for stock-based compensation in accordance with SFAS No. 123. Therefore, SFAS 148 does not have an impact on the Company's financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretations No. 34 ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the recognition provision of FIN 45 did not have an impact on the Company's financial statements. The disclosure provisions of FIN 45 were effective for the Company's December 31, 2002 audited financial statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As the Company does not currently hold any variable interest entities, FIN 46 does not have an impact on the Company's financial statements.


9.  ASSET PURCHASE AGREEMENT

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

The transaction is expected to close in the third quarter of 2003. The closing is subject to the Company's receipt of financing and to customary closing conditions. Contemporaneously with the signing of the Star Cigarette Asset Purchase Agreement, the Company placed a $2 million earnest money deposit into escrow. In the event that, on or after July 15, 2003, the Star Cigarette Asset Purchase Agreement is terminated by either the Company or Star and, at that time, the Company has been unable to obtain the requisite financing for the transaction and all other conditions to closing have been satisfied or are capable of being satisfied, then such deposit will be paid to Star. In all other events, the deposit will either be used to satisfy a portion of the purchase price or repaid to the Company, as applicable. Although the Company is currently in the process of seeking financing for the acquisition and a related recapitalization of the Company, there can be no assurance that such financing will be obtained.

Through March 31, 2003, the Company has incurred approximately $4.6 million of direct costs relating to this acquisition. Such costs have been deferred and will be included in the purchase price of the acquisition for financial reporting purposes upon completion of the transaction. In the event the transaction is not successfully completed, these costs will be expensed at that time. These costs are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.


10.  CONTINGENCIES

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Form 10-K for the year ended December 31, 2002.

Kentucky & Illinois Complaints.

A trial date of June 30, 2003 has been set for Republic Tobacco's claims against the Company on Republic's claims of defamation per se and under the Lanham Act.

Minnesota Complaint.

All of the plaintiff's claims for personal injury against the Company have been dismissed, and the Court denied the plaintiff's motion for reconsideration. Plaintiff has filed notice to appeal these dismissals. To date, the Court has not set a briefing schedule.

California Infringing Products Litigation.

In addition to the judgment previously entered in Bollore, S.A. and the Company's (the "plaintiffs' ") favor in the amount of approximately $1.7 million, the Court has ordered Downey Wholesale Inc. and Fadel El-Shahawi (the "defendants' ") to pay plaintiffs $751,000 in attorneys' fees and expenses. Bond on the damages judgment (but not the attorneys' fees and expenses) has been posted and the defendants have filed their notice of appeal. Defendants' initial brief is due on August 4, 2003.


11.  PREFERRED STOCK

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

The amendments to the Preferred Stock, among other things: (i) accelerated the mandatory redemption date of the Preferred Stock from June 15, 2007 to June 15, 2005, (ii) reduced the liquidation preference from $25.00 to $22.00 per share, which will lower the Company's cost of redeeming the Preferred Stock and will lower the amount of dividends payable thereon (which dividends are equal to 12% of the liquidation preference per annum), (iii) eliminated any redemption premium, which will lower the Company's potential cost of redeeming the Preferred Stock prior to June 15, 2005, (iv) reduced the repurchase price that the Company must offer the holders of Preferred Stock upon a change of control from 101% to 100% of the liquidation preference, which will lower the Company's potential cost of any such repurchase obligation, (v) permitted future dividends to be paid through the issuance of additional shares of preferred stock, which will provide the Company with greater flexibility in financing its operations, and (vi) included a definition for the term "Permitted Investments", which definition was inadvertently omitted from the Certificate of Designation pursuant to which the Preferred Stock was created.

As consideration for these amendments, the Company paid each registered holder of Preferred Stock that consented thereto $0.40 per share in cash. A total of approximately $1.0 million in consent fees was paid during 2002. The Company paid an additional $0.2 million in legal and other fees related to the Consent Solicitation during 2002.

The Company has recorded the Preferred Stock at its current value in the accompanying Balance Sheet. The Company's future ability to make dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. The Company has sufficient authorized and un-issued shares of Preferred Stock to make its dividend payments through the issuance of additional shares. For the March 15, 2003 dividend payments, the Company chose to make these payments in-kind.

Persons affiliated with the initial purchases of the Preferred Stock were also issued warrants, with an original fair value of $0.7 million, to purchase 19,050 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants has been recorded in equity, with a corresponding amount capitalized and included in deferred financing costs.


12.  SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products that are distributed primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes premium cigarette papers and contract manufactures and distributes cigarette tobaccos and related products primarily through wholesale distributors in the United States.

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

The table below presents financial information about reported segments for the three months ended March 31, 2003 and 2002, respectively (in thousands):

     FOR THE THREE MONTHS ENDED:            SMOKELESS                                           ELIMINATIONS
            MARCH 31, 2003                   TOBACCO                 MAKE-YOUR-OWN               AND OTHER                TOTAL
------------------------------------     -----------------      ------------------------      -----------------      --------------
Net Sales                                   $  8,222                  $      6,027             $        -              $  14,249
Operating Income (Loss)                        1,578                       (2,130)                      -                  (552)
Adjusted EBITDA                                2,178                       (1,980)                      -                    198
Assets                                        68,359                       256,143              (106,160)                218,342


            MARCH 31, 2002
------------------------------------

Net Sales                                   $  8,829                  $     13,123             $        -              $  21,952
Operating Income                               1,939                         5,545                      -                  7,484
Adjusted EBITDA                                2,614                         5,694                      -                  8,308
Assets                                        66,193                       240,435               (90,736)                215,892



The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDA for the three months ended March 31, 2003 and 2002, respectively (in thousands):

                                                     FOR THE THREE MONTHS ENDED:
                                                                MARCH 31
                                             -------------------------------------------
                                                    2003                    2002
                                             --------------------    -------------------
Net income (loss)                                    $   (3,430)              $   1,489
Interest expense, net and amortization
  of deferred financing fees                               4,642                  4,721
Income tax expense (benefit)                             (2,101)                    912
Depreciation                                                 125                    175
Other expense                                                337                    362
LIFO adjustment                                              125                    374
Stock option compensation expense                             50                     25
Postretirement/Pension expense                               450                    250
                                             --------------------    -------------------

Adjusted EBITDA                                      $       198              $   8,308
                                             ====================    ===================


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company competes in two distinct markets: (1) the smokeless tobacco market and (2) the Make-Your-Own ("MYO") cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector, and the MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector. The Company manufactures and markets loose leaf chewing tobacco and imports and distributes MYO premium cigarette papers, and contract manufactures and markets MYO cigarette tobaccos and related products.


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net Sales. Net sales for the three months ended March 31, 2003 were $14.2 million, a decrease of $7.7 million or 35.2% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $0.6 million or 6.9% from the corresponding period of the prior year. This segment's aggregate case volumes for the current period decreased by 8.5% as compared to the prior period, due to increased discounting from other loose leaf competitors, growth of the moist snuff value brands and discounting activity by moist snuff manufacturers, coupled with the declining industry trend in the loose leaf category of the smokeless tobacco segment. The impact of the declining volume of the Company's smokeless tobacco segment was partially offset by a price increase of approximately 5% instituted in the fourth quarter of 2002.

Net sales of the Company's MYO segment declined $7.1 million or 54.1% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales decreased $7.5 million or 74.2% from the corresponding period of the prior year. Though anticipated to a lesser degree, this decrease was due to reduced premium cigarette paper sales resulting from a change in the Company's pricing strategy, which became effective January 1, 2003, from three major paper promotions each year to an "Every Day Low Price" strategy. Thus, on a comparative basis, the sales for the first quarter 2002 incorporated the results of its Spring 2002 Paper Promotion, whereas, there was no such paper promotion in the first quarter of 2003. As a result of this change in pricing strategy, several of the Company's more significant customers delayed their normal level of purchases. The Company is addressing these customers' concerns and Management expects an increase in sales of its premium cigarette papers in subsequent quarters during 2003 to result in annual sales of premium cigarette papers comparable to results of the prior year. The MYO cigarette tobaccos and related products sales increased by $0.4 million or 13.8% in comparison to the corresponding period of the prior year, despite incurring an out-of-stock situation with respect to its cigarette tubes line.

Gross Profit. Gross profit for the three months ended March 31, 2003 totaled $6.5 million, a decrease of $6.7 million or 50.8% from the corresponding period of the prior year due primarily to the decrease in premium cigarette paper sales, as described above.

Gross profit of the smokeless tobacco segment declined 3.5% from the corresponding period of the prior year as the result of lower aggregate case volume. Gross margins for this segment increased to 52.7% of net sales for the current period from 50.9% in the corresponding period of the prior year due principally to the manufacturer's price increase.

Due to the significant sales declines of premium cigarette papers, gross profit of the MYO segment for the current period declined $6.6 million or 74.8%, as compared to the prior period. The gross margin of the MYO segment declined to 36.7% of net sales for the current period in comparison to 67.0% for the prior period. This reduction in gross margin was due principally to the sales decline in the higher margin MYO premium cigarette paper category, coupled with the growth in the lower margin MYO cigarette tobacco and related products category.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended March 31, 2003 were $7.1 million, an increase of $1.3 million or 22.4% compared to the corresponding period of the prior year. As previously reported, during the second quarter of 2002, the Company undertook a review of its sales and marketing organization and their activities. Based on this review, the Company has initiated a concentrated effort to expand and redirect its sales efforts with increased emphasis on the large chain convenience stores, which have significant tobacco sales and growth opportunities. Further, as a component of this initiative, the Company's focus is to expand its distribution of its higher margin products. This initiative has resulted in increased personnel, sales and marketing expenses of $0.8 million during the first quarter of 2003 in comparison to the prior year.

Interest Expense and Financing Costs. Interest expense and financing costs declined $0.1 million or 2.1% to $4.6 million for the three months ended March 31, 2003 as compared to the corresponding period of the prior year. This reduction was due principally to a lower average outstanding loan balance.

Other Expense. Other expense was $0.3 million for the three months ended March 31, 2003 as compared to expense of $0.4 million during the corresponding period of the prior year.

Income Tax Benefit (Expense). Income tax benefit was $2.1 million for the three months ended March 31, 2003 compared to an expense of $0.9 million for the corresponding period of the prior year due to the lower operating results in 2003. The effective income tax rate for both periods was 38%.

Net Income (Loss). Due to the factors described above, the net loss for the three months ended March 31, 2003 was $3.4 million compared to net income of $1.5 million for the corresponding period of the prior year.



                       LIQUIDITY AND CAPITAL REQUIREMENTS

At March 31, 2003, working capital was $27.1 million compared to $32.3 million at December 31, 2002. The lower working capital position was the result of a decrease in accounts receivable coupled with increased inventories due to lower sales, an increase in other current assets due to transaction costs relating to the Star acquisition (see Note 9, "Asset Purchase Agreement") and an increase in accrued expenses relating to the interest accrual on the Company's long-term debt. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows and, if needed, bank borrowings under the revolving credit facility. As of March 31, 2003, the Company had additional availability of $11.2 million under its committed $20.0 million revolving credit facility.

On February 18, 2003, the Company entered into an asset purchase agreement to purchase substantially all of the assets of Star relating to the manufacturing, marketing and distribution of four discount cigarette brands in the United States for approximately $80 million in cash. The Company intends to finance this acquisition by offering debt and/or equity securities. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from debt and equity financing sources. Although the Company believes it will be able to effect such a financing, there can be no assurance that such a financing will be obtained. See Note 9, "Asset Purchase Agreement" above for a discussion of the acquisition of the Star Cigarette Assets.

The Company is currently operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent and the banks named therein. Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, on prime or LIBOR rates. On December 31, 2002 the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the previous revolving credit facility was increased to $20 million and extended to December 31, 2003. All terms of the original loan agreement remain in place except for the replacement of a Fixed Charge Covenant with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement are guaranteed by its subsidiaries. As of March 31, 2003, the interest rate on borrowings under the Amended Loan Agreement was 3.66%.

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

The Amended Loan Agreement and the Senior Notes include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At March 31, 2003, the Company was in compliance with all provisions of the Amended Loan Agreement and Senior Notes.

On July 29, 2002, the Company successfully completed a consent solicitation (the "Consent Solicitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of the Company relating to the terms of the Preferred Stock. See Note 11 to the Financial Statements for information concerning changes to the terms of the Preferred Stock.

As a result of amendments to the Company's certificate of incorporation resulting from the Consent Solicitation, among other things, dividends on the Company's Preferred Stock are payable either in cash or through the issuance of additional shares of Preferred Stock. The Company's future ability to make dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. The Company has sufficient authorized and un-issued shares of Preferred Stock to make its dividend payments through the issuance of additional shares. For the March 15, 2003 dividend payments, the Company chose to make these payments in-kind.

The Company is considering its options for redeeming its Preferred Stock and refinancing its Senior Notes either in connection with the acquisition of the Star Cigarette Assets or otherwise prior to the maturity of the Senior Notes.

The Company believes that, in general, it maintains adequate inventories based on its historical and projected future sales activity and that it will be able to source its inventory requirements for the foreseeable future. In the event that growth in any area outstrips the Company's projections, the Company will incur a temporary out-of-stock situation, which may result in a loss of sales. This occurred during the first quarter of 2003 as the demand for cigarette tubes exceeded available supply, resulting in lost or deferred sales of approximately $0.3 million.

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

Given its current operations, the Company believes that its capital expenditure requirements for 2003 will be approximately $1.3 million. For the three months ended March 31, 2003, the Company had funded capital expenditures of $0.1 million. Currently, the Company believes that its operating cash flows, together with its revolving credit facility and any renewal or replacement of such facility, should be adequate to satisfy its reasonably foreseeable capital requirements (other than the financing of the Star Cigarette Assets or the refinancing of its Senior Notes and redemption of its Preferred Stock). The financing of any other significant future products, business or property acquisitions will require additional debt or equity financing.

FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to those statements regarding: (i) our expectations regarding 2003 sales of premium cigarette papers; (ii) our ability to finance the acquisition of the Star Cigarette Assets; (iii) our ability to refinance our Senior Notes; (iv) our ability to redeem the Preferred Stock; (v) our ability to source inventory requirements; (vi) our belief that we will be able to continue to increase prices at a rate equal to or greater than inflation; and (vii) our ability to satisfy our reasonably foreseeable capital requirements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could effect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes; competitive pressures; prevailing changes in consumer preferences; consumer acceptance of new product introductions and other marketing initiatives; market acceptance of the Company's distribution program for Zig- Zag premium cigarette papers; access to sufficient quantities of raw material or inventory to meet any sudden increase in demand; disruption to historical wholesale ordering patterns; product liability litigation; the ability or inability to raise financing for the acquisition of the Star Cigarette Assets; and any disruption in access to capital necessary to achieve the Company's business strategy.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk as previously disclosed in the Company's Form 10-K for the year ended December 31, 2002.


ITEM 4.  CONTROLS AND PROCEDURES.

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

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q. However, the Company is in the process of enhancing internal controls relating to its cash management activities.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Form 10-K for the year ended December 31, 2002.

Kentucky & Illinois Complaints.

A trial date of June 30, 2003 has been set for Republic Tobacco's claims against the Company on Republic's claims of defamation per se and under the Lanham Act.

Minnesota Complaint.

All of the plaintiff's claims for personal injury against the Company have been dismissed, and the Court denied the plaintiff's motion for reconsideration. Plaintiff has filed notice to appeal these dismissals. To date, the Court has not set a briefing schedule.

California Infringing Products Litigation.

In addition to the judgment previously entered in Bollore, S.A. and the Company's (the "plaintiffs' ") favor in the amount of approximately $1.7 million, the Court has ordered Downey Wholesale Inc. and Fadel El-Shahawi (the "defendants' ") to pay plaintiffs $751,000 in attorneys' fees and expenses. Bond on the damages judgment (but not the attorneys' fees and expenses) has been posted and the defendants have filed their notice of appeal. Defendants' initial brief is due on August 4, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.         Exhibits

           99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           b.         Reports on Form 8-K.

           (i) Form 8-K filed on February 19, 2003, reporting under Item 5 "Other Events" and including the Asset Purchase Agreement between Star and the Company and a copy of the press release announcing the proposed acquisition of the Star Cigarette Assets as Exhibits under Item 7 "Financial Statements, Pro Forma Information and Exhibits."



                                   SIGNATURES


           The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NORTH ATLANTIC TRADING COMPANY, INC.

Date: May 15, 2003                       /s/ Thomas F. Helms, Jr.
                                         -------------------------------------
                                         Thomas F. Helms, Jr.
                                         Chief Executive Officer



                                         /s/ David I. Brunson
                                         -------------------------------------
                                         David I. Brunson
                                         Chief Financial Officer

                                CERTIFICATIONS

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



Date: May 15, 2003


/s/ Thomas F. Helms, Jr.
--------------------------------------------
Name: Thomas F. Helms, Jr.
Title: Chief Executive Officer

                                 CERTIFICATIONS

           I, David I. Brunson, certify that:

           1 I have reviewed this quarterly report on Form 10-Q of North Atlantic Trading Company, Inc.;

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





Date: May 15, 2003



/s/ David I. Brunson
------------------------------
Name: David I. Brunson
Title: Chief Financial Officer