Form 10-K/A
period 2002-12-31
NORTH ATLANTIC TRADING CO INC
filed 2003-06-12
CIK 1042787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                 AMENDMENT NO. 1



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
Yes  X     No
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes      No  X.
                                         ---     ---
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

                                EXPLANATORY NOTE

           Items 1, 3, 6, 7, 8 and 15 of North Atlantic Trading Company, Inc.'s (the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are hereby amended by deleting these Items in their entirety and replacing them with revised Items filed herewith. The primary purpose of this amendment is to provide expanded disclosure regarding (i) the Company's Legal Proceedings in Item 3 and (ii) the Company's business segments in the Segment Information note to the Consolidated Financial Statements included in the Financial Statements and Supplementary Data that were included in Item 8 of the subject Form 10-K as originally filed (the "Original Filing") and to make corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations that were included in Item 7, of the Original Filing.

           In addition the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" on January 1, 2003. As a result, the Company has reclassified the write-off of $1.4 million of deferred financing costs incurred upon refinancing the Company's term loan on December 29, 2000 to other expense from extraordinary loss. This reclassification is reflected in the Consolidated Financial Statements included in the Financial Statements and Supplementary Data included in Item 8, the Selected Financial Data in Item 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations that was included in Item 7, of the Original Filing.

           The Company's Form 10-K continues to speak as of the date of the Original Filing and the disclosure in that report has not been updated to speak to any later date. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.


                      North Atlantic Trading Company, Inc.
                         2002 Form 10-K/A Annual Report


                                TABLE OF CONTENTS
                                                                                                                               PAGE

                                    PART I
     ITEM 1.         BUSINESS.....................................................................................................4
     ITEM 3.         LEGAL PROCEEDINGS...........................................................................................15

                                   PART II

     ITEM 6.         SELECTED FINANCIAL DATA.....................................................................................20
     ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................21
     ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................32

                                   PART IV
     ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................................33



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

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

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

           On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on the Company after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to the Company's claims. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that the Company has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic is seeking unspecified compensatory damages, injunctive relief and attorneys fees and costs.

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

           The claims against the Company in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts. The complaints in the West Virginia cases request unspecified compensatory and punitive damages.

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

           Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. Plaintiff specifically requests in its complaint an amount of damages in excess of fifty thousand dollars ($50,000) along with costs, disbursements and attorneys' fees, and ". . . an order prohibiting defendants from disseminating in Minnesota further misleading advertising and making further untrue, deceptive and/misleading statements about the health effects and/or addictive nature of smokeless tobacco products. . . ." After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants. The plaintiffs have moved the Court to reconsider its decision.

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

                                    PART II


ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------


                                                                               Year Ended December 31,
                                                     --------------------------------------------------------------------------
                                                        2002            2001            2000            1999           1998
                                                       --------      ---------        ----------      ---------      --------
                                                                 (amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Net Sales(1)............................              $94,425       $89,622           $90,365        $92,162       $91,938
  Net income (loss) (2).................                  5,485        (1,364)           (3,200)         1,595         1,007
  Net income (loss) applicable to common
      shares(2)......................................     3,904        (8,109)           (9,205)        (3,766)       (3,744)
  Basic earnings per common share:
      Income (loss).....................                  $7.39       $(15.35)          $(16.96)        $(7.13)       $(7.09)
      Cumulative effect of change in accounting
         principle..................................        --             --             (0.47)            --            --
                                                            --             --             ------            --            --
                                                       --------      ---------        ----------      ---------      --------

    Net income (loss) applicable to common shares        $ 7.39      $ (15.35)         $ (17.43)       $ (7.13)       $(7.09)
                                                       ========      =========         =========       ========      ========


  Diluted earnings per common share:
      Income (loss).....................                 $ 5.87       $(15.35)          $(16.96)        $(7.13)       $(7.09)
      Cumulative effect of change in accounting
         principle......................................    --             --             (0.47)            --            --
                                                            --             --             ------            --            --

    Net income (loss) applicable to common
      shares......................................        $5.87       ($15.35)          ($17.43)       ($ 7.13)       ($7.09)
                                                       ========      =========         =========       ========      ========

BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets..........................               $213,594      $216,663          $227,757       $243,603      $260,307
                                                       ========      =========         ========       ========      ========
  Total debt, including current
     maturities.........................                160,500       167,500           180,000       195,864        215,586
                                                       ========      =========         ========       ========      ========
  Mandatorily redeemable preferred
    stock...............................                 57,805        57,443            50,698         44,693        39,332
                                                       ========      =========         ========       ========      ========



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

(2) Net income (loss) and net income (loss) attributable to common shares for the year ended December 31, 2000 includes a cumulative effect of change in accounting principle of $251 (net of income tax benefit of $153) as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Pursuant to the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassified the write-off of $1.4 million of deferred financing costs incurred upon refinancing the Company's term loan on December 29, 2000 to other expense from extraordinary loss.

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

           The Company's principal operating expenses include cost of sales, which includes the cost of raw materials used to manufacture its products; the cost of finished products, which are purchased goods; direct labor; federal excise taxes; manufacturing overhead; and selling, general and administrative expenses, which includes sales and marketing related expenses, legal expenses and compensation expenses, including benefits costs of salaried personnel. In 2002, the Company ceased the amortization of goodwill in accordance with FASB Statement 142, Goodwill and Other Intangible Assets ("Statement 142") and consequently, beginning in 2002, amortization of goodwill no longer constitutes one of the Company's principal operating expenses. The Company's other principal expenses include interest expense and deferred financing costs and other expenses, the last of which has arisen during the last several years and has during the last two years primarily represented the legal, investigative and related costs associated with the Texas and California Infringing Products Litigations instituted by the Company against alleged counterfeiters of ZIG-ZAG premium cigarette papers.

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

                                                                            Year Ended December 31,
                                                     -------------------------------------------------------------------------------
                                                               2002                     2001                            2000
                                                     --------------------       ----------------------        ----------------------
                                                                                (amounts in thousands)

Net sales...............................             $ 94,425       100.0%       $89,622         100.0%        $90,365       100.0%
Cost of sales...........................               40,973        43.4         37,697          42.1          37,797        41.8
                                                       ------       -----         ------         ------         ------       ------
Gross profit............................               53,452        56.6         51,925          57.9          52,568        58.2
Selling, general and
   administrative expenses..............               24,065        25.5         23,372          26.1          23,586        26.3
Amortization of goodwill................                   --          --          5,490           6.1           5,490         6.1
                                                       ------       -----         ------         ------         ------       ------
Operating income........................               29,387        31.1         23,063          25.7          23,492        26.2
Interest expense, net, and deferred financing costs    18,744        19.9         19,742          22.0          22,261        24.8
Other expense...........................                1,944         2.1          2,642           2.9           3,172         3.5
                                                       ------       -----         ------         ------         ------       ------
Income (loss) from continuing operations
   before income tax expense............                8,699         9.2            679           0.8          (1,941)       (2.1)
Income tax expense......................                3,214         3.4          2,043           2.3           1,008         1.1
                                                       ------       -----         ------         ------         -------      -------
Income (loss) before cumulative effect of
 change in accounting principle..........               5,485         5.8         (1,364)         (1.5)         (2,949)       (3.3)
Cumulative effect of change in accounting
  principle                                                --          --            --             --            (251)       (0.3)
                                                       ------       -----         ------         -------        -------       ------
Net income (loss).......................              $ 5,485        5.8%        $(1,364)         (1.5%)       $(3,200)       (3.6%)
                                                       ======       =====         =======        =======        =======       ======

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

           Other Expense (Income). Other expense decreased to $2.6 million in 2001 from $3.2 million for the prior year. Other expense in 2001 represents legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving ZIG-ZAG premium cigarette papers which are described above under "Legal Proceedings." Other expense in 2000 represented, in part, legal fees and other costs associated with a proposed sale of the smokeless tobacco segment which was terminated in December 2000. Pursuant to the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassified the write-off of $1.4 million of deferred financing costs incurred upon refinancing the Company's term loan on December 29, 2000 to other expense from extraordinary loss.

           Income Tax Expense. Income tax expense increased to $2.0 million in 2001 from $1.0 million for the prior year as a result of the increase in taxable income from the prior year.

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

           The following schedule summarizes the Company's contractual cash obligations excluding interest at December 31, 2002:

                                                                      Payments Due By Period
                                                                       ----------------------
                                                                           (in thousands)
  Contractual Cash Obligations           Total           Less than 1 year    1-3 years          4-5 years       After 5 years
  -----------------------------          -----           ----------------    ---------          ---------       -------------
     (excluding interest)

Senior Notes - Principal                $155,000              $    --          $155,000           $   --                --
Loan Agreement - Principal                 5,500                5,500                --               --                --
Operating Leases                           1,711                  757               951               3                 --
Total Contractual Cash
 Obligations                            $162,211             $  6,257          $155,951           $    3             $   -
                                        ========             ========  =       ========           ======             =====


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

           The Company has incurred legal expenses in connection with defending product liability claims in the amounts of $391,991, $557,596 and $793,568 for each of the fiscal years ended December 31, 2002, 2001 and 2000 respectively. These expenses have been driven by forces outside of the Company's control such as complaints brought by third parties, changes in the type or scope of the litigation brought and by being a member of the tobacco industry. Accordingly, because these factors are constantly changing, such figures are largely irrelevant to an analysis of the financial impact of product liability expense on the Company in future years. No amounts have been accrued by the Company as reasonable estimates of losses or a range of losses cannot be determined with respect to such contingencies as the Company has never settled a product liability litigation nor paid any amount to settle product liability litigation.

           Based on the above trend, the Company does not expect that product liability claims and the accompanying litigation expenses will increase going forward, because neither it, specifically, nor its industry segments (smokeless tobacco and make-your-own) have been significant targets for product liability plaintiffs. The Company believes it has not been a significant target because it has sold its tobacco products with appropriate federal warnings concerning consumption of tobacco products and health risks and because the Company does not have a history of tobacco industry involvements and activities which have led to litigation with respect to the large cigarette manufacturers. However, there can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

           Contingencies - Note 19 of the Consolidated Financial Statements discusses various litigation matters that impact the Company. No loss or gain contingencies have been recorded for these matters because Management believes that it is not probable that a loss has been incurred or an asset realized. Future events may result in different conclusions, which could have a material impact, either positively or negatively, on the results of operations or financial condition of the Company.

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

           As of December 31, 2002 and 2001, the Company used discount rates of 6.75% and 7.25%, respectively, for both the pension and postretirement plans. The decrease in the discount rate used in the current year correlates with a decline in interest rates on noncallable, high quality bonds over the past year. The Company bases its discount rate used on Moody's Aa bond index plus an adjustment upward to the next quarter percentage point. See Note 12 to the Consolidated Financial Statements for the full list of assumptions for the pension and postretirement plans.

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

           In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the year ending December 31, 2003. The Company has adopted the provisions of this Statement effective January 1, 2003 and, as a result, has reclassified the write-off of $1.4 million of deferred financing costs incurred upon the refinancing of the Company's term loan on December 29, 2000 from extraordinary loss to other expense in the December 31, 2000 Consolidated Statements of Operation presented in the Company's Consolidated Financial Statements.

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

FORWARD-LOOKING STATEMENTS

           The Company cautions the reader that certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-K/A are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company's current distribution program for ZIG-ZAG premium cigarette papers, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation, the inability to raise financing for the acquisition of the Star Cigarette Assets and any disruption in access to capital necessary to achieve the Company's business strategy.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

           The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent accountants, with respect thereto, referred to in the Index to Financial Statements and the Financial Statement Schedules of the Company contained in Item 15(a), appear on pages F-1 through F-38 of this Form 10-K/A and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

           (a)(1) Financial Statements and Financial Statement Schedules

           The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K/A and are incorporated by reference in Item 8:

                                                                            PAGE
                                                                            ----

Report of Independent Accountants........................................... F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001................ F-2
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

   for the years ended December 31, 2002, 2001, and 2000.................... F-3
Consolidated Statements of Cash Flows for the
      years ended December 31, 2002, 2001, and 2000......................... F-5

Consolidated Statements of Changes in Stockholders' Deficit for the
      years ended December 31, 2002, 2001, and 2000......................... F-6

Notes to Consolidated Financial Statements.................................. F-7

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

10.42++*                2002 Share Incentive Plan

10.43++* Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA.

10.44++* Letter Agreement, dated September 30, 2002, between North Atlantic Trading Company, Inc. and Jack Africk.

21                --    Subsidiaries of North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

99.1**            --    Certification by the Chief Executive Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2**            --    Certification by the Chief Financial Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

**   Filed herewith.

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

Date:  June 12, 2003

                                      NORTH ATLANTIC TRADING COMPANY, INC.


                                      By:  /s/ Thomas F. Helms, Jr.
                                          --------------------------------------
                                          Thomas F. Helms, Jr.
                                          Chairman and Chief Executive Officer

                                  CERTIFICATION

                 PURSUANT TO RULE 13A-14 AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Helms, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A of North Atlantic Trading Company, Inc.;

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

Date:  June 12, 2003
                                              /s/ Thomas F. Helms, Jr.
                                            ------------------------------------
                                            Thomas F. Helms, Jr.
                                            Chief Executive Officer

                                 CERTIFICATIONS
                 PURSUANT TO RULE 13A-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David I. Brunson, certify that:

1. I have reviewed this annual report on Form 10-K/A of North Atlantic Trading Company, Inc.;

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

Date:  June 12, 2003
                                                      /s/ David I. Brunson
                                                     ---------------------------
                                                     David I. Brunson
                                                     Chief Financial Officer


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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and effective January 1, 2000 changed its method of accounting for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

/s/ PricewaterhouseCoopers LLP

March 28, 2003, except for Note 3,
as to which the date is June 10, 2003


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
Commitments and contingencies

Preferredstock, net of unamortized discount of $0 in 2002 and $918 in 2001;
         mandatory redemption value of $57,805 in 2002 and $58,051
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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands except share data)
--------------------------------------------------------------------------------



                                                                              2002                 2001                2000
                                                                        -----------------     ----------------    ----------------
Net sales                                                                 $     94,425          $     89,622        $     90,365
Cost of sales                                                                   40,973                37,697              37,797
                                                                        -----------------     ----------------    ----------------
         Gross profit                                                           53,452                51,925              52,568
Selling, general and administrative expenses                                    24,065                23,372              23,586
Amortization of Goodwill                                                             -                 5,490               5,490
                                                                        -----------------     ----------------    ----------------
         Operating income                                                       29,387                23,063              23,492
Interest expense and financing costs                                            18,744                19,742              22,261
Other expense                                                                    1,944                 2,642               3,172
                                                                        -----------------     ----------------    ----------------
         Income (loss) from continuing operations before income tax              8,699                   679              (1,941)
Income tax expense                                                               3,214                 2,043               1,008
                                                                        -----------------     ----------------    ----------------
         Income (loss) before cumulative effect
         of change in accounting principle                                       5,485                (1,364)             (2,949)
Cumulative effect of change in accounting principle,
           net of income tax benefit of $153                                         -                     -                (251)
                                                                        -----------------     ----------------    ----------------
           Net income (loss)                                                     5,485                (1,364)             (3,200)
Preferred stock dividends                                                       (6,976)               (6,745)             (6,005)
Net gain on restructuring of preferred stock                                     5,395                     -                   -
                                                                        -----------------     ----------------    ----------------
           Net income (loss) applicable to common shares                         3,904                (8,109)             (9,205)
           Add back:  goodwill amortization expense, net of tax                      -                 4,088               4,088
                                                                        -----------------     ----------------    ----------------
           Adjusted net income (loss) applicable to common shares         $      3,904          $     (4,021)       $     (5,117)
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
(dollars in thousands except share data)
--------------------------------------------------------------------------------

                                                                               2002                 2001                2000
                                                                         -----------------     ----------------    ----------------
Basic earnings per common share:
      Income (loss) before
        cumulative effect of change in accounting principle                $      10.38          $      (2.58)     $         (5.59)
      Cumulative effect of change in accounting principle,
        net of income tax benefit                                                  -                     -                  (0.47)
      Preferred stock dividends                                                  (13.20)               (12.77)             (11.37)
      Net gain on restructuring of preferred stock                                10.21                     -                   -
                                                                         -----------------     ----------------    ----------------
      Net income (loss)                                                            7.39                (15.35)             (17.43)
      Add back:  goodwill amortization expense, net of tax                            -                  7.74                7.74
                                                                         -----------------     ----------------    ----------------
      Adjusted net income (loss)                                           $       7.39          $      (7.61)       $      (9.69)
                                                                         =================     ================    ================
Diluted earnings per common share:
  Income (loss) before
      cumulative effect of change in accounting principle                  $       8.25          $      (2.58)       $      (5.59)
      Cumulative effect of change in accounting principle,
        net of income tax benefit                                                     -                     -               (0.47)
      Preferred stock dividends                                                  (10.49)               (12.77)             (11.37)
      Net gain on restructuring of preferred stock                                 8.11                     -                   -
                                                                         -----------------     ----------------    ----------------
      Net income (loss)                                                            5.87                (15.35)             (17.43)
      Add back:  goodwill amortization expense, net of tax                            -                  7.74                7.74
                                                                         -----------------     ----------------    ----------------
      Adjusted net income (loss)                                         $         5.87          $      (7.61)       $      (9.69)
                                                                         =================     ================    ================

Weighted average common shares outstanding:
  Basic                                                                         528,241               528,241             528,241
  Diluted                                                                       664,939               528,241             528,241



             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------
Net income (loss)                                                           $   5,485            $  (1,364)           $  (3,200)
------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------

------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------
Other comprehensive income, net of tax benefit:
------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------
Net change related to cash flow hedges:
------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------
  Cumulative effect of accounting change                                            -                   28                    -
------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------
  Reclassification to net income                                                    -                  (28)                   -
------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------
Minimum pension liability, net of tax                                            (909)                (216)                   -
------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------

------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------

------------------------------------------------------------------------- ----------------- -- ---------------- --- ----------------
Comprehensive income (loss)                                                 $   4,576            $  (1,580)           $  (3,200)
------------------------------------------------------------------------- ================= -- ================ --- ================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands)
--------------------------------------------------------------------------------


                                                                           2002                 2001                 2000
                                                                      ----------------     ----------------     ---------------
Cash flows from operating activities:
      Net income (loss)                                                 $   5,485            $  (1,364)           $  (3,200)
      Adjustments to reconcile net income (loss) to net
                cash provided by operating activities:
           Write-off of deferred financing costs                                -                    -                1,371
           Depreciation                                                       700                  637                1,067
           Amortization of goodwill                                             -                5,490                5,490
           Amortization of deferred financing costs                         1,386                1,332                2,275
           Deferred income taxes                                            2,738                2,043                  855
           Change in accrued pension liabilities                              495                  513                  201
           Change in accrued postretirement liabilities                       558                  615                  465
           Compensation expense                                               576                   33                   33
           Changes in operating assets and liabilities:
                Accounts receivable                                        (1,979)              (1,490)                 802
                Inventories                                                 3,149                5,205                4,327
                Income tax receivable                                        (654)                   -                  (58)
                Other current assets                                       (1,755)                 368                 (382)
                Other assets                                                 (985)              (1,039)                (396)
                Accounts payable                                              150                  264                2,140
                Accrued expenses and other                                 (1,479)                 280                 (102)
                                                                      ----------------     ----------------     ---------------
                          Net cash provided by operating activities         8,385               12,887               14,888
                                                                      ----------------     ----------------     ---------------
Cash flows from investing activities:
      Capital expenditures                                                   (625)                (603)                (456)
                                                                      ----------------     ----------------     ---------------
                          Net cash used in investing activities              (625)                (603)                (456)
                                                                      ----------------     ----------------     ---------------
Cash flows from financing activities:
      Payments on senior term loans                                       (12,500)             (12,500)             (15,864)
      Proceeds from revolving credit facility                               5,500                    -                    -
      Consent Solicitation expenses                                        (1,219)                   -                    -
      Net loans to stockholders for stock purchases                            30                   (3)                   -
                                                                      ----------------     ----------------     ---------------
                          Net cash used in financing activities            (8,189)             (12,503)             (15,864)
                                                                      ----------------     ----------------     ---------------
Net increase (decrease) in cash                                              (429)                (219)              (1,432)
Cash, beginning of period                                                   1,234                1,453                2,885
                                                                      ----------------     ----------------     ---------------
Cash, end of period                                                     $     805            $   1,234            $   1,453
                                                                      ================     ================     ===============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                          $  17,560            $  18,466            $  20,737
                                                                      ================     ================     ===============
      Cash paid during the period for income taxes                      $     283                    -                    -
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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands)
--------------------------------------------------------------------------------


                                                                             LOANS TO    ACCUMULATED
                                                 COMMON      ADDITIONAL     STOCKHOLDERS    OTHER                          TOTAL
                                                 STOCK,       PAID-IN        FOR STOCK  COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                                 VOTING       CAPITAL        PURCHASES      LOSS          DEFICIT         DEFICIT
                                               ------------ ------------- ------------ -------------  ---------------- -------------

Beginning balance, January 1, 2000              $      5      $  9,078     $   (184)     $       -      $  (27,912)     $  (19,013)

Compensation expense                                   -            33            -              -               -              33
Preferred stock dividend                               -             -            -              -          (6,005)         (5,361)
Net loss                                               -             -            -              -          (3,200)         (3,200)
                                               ------------ ------------- ------------ -------------  ---------------- -------------

Ending balance, December 31, 2000                      5         9,111         (184)             -         (37,117)        (28,185)

Compensation expense                                   -            33            -              -               -              33
Net loans to stockholders for stock purchases          -             -           (3)             -               -              (3)
Amount related to minimum pension liability,
     net of tax of $132                                -             -            -           (216)              -            (216)
Preferred stock dividend                               -             -            -              -          (6,745)         (6,745)
Net loss                                               -             -            -              -          (1,364)         (1,364)
                                               ------------ ------------- ------------ -------------  ---------------- -------------

Ending balance, December 31, 2001                      5         9,144         (187)          (216)        (45,226)        (36,480)

Compensation expense                                   -           102            -              -               -             102
Net loans to stockholders for stock purchases          -             -           30              -               -              30
Amount related to minimum pension liability,
     net of tax of $344                                -             -            -           (909)              -            (909)
Preferred stock dividend                               -             -            -              -          (6,976)         (6,976)
Net gain on restructuring of preferred stock           -             -            -              -           5,395           5,395
Net income                                             -             -            -              -           5,485           5,485
                                               ------------ ------------- ------------ -------------  ---------------- -------------

Ending balance, December 31, 2002               $      5      $  9,246     $   (157)     $  (1,125)     $  (41,322)     $  (33,353)
                                               ============ ============= ============ =============  ==============   =============



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

       ADVERTISING AND PROMOTION: Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $911,281, $1,030,281, and $848,129 for the years ended December 31, 2002,
       2001 and 2000, respectively.

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

       STOCK-BASED COMPENSATION: The Company measures stock compensation costs related to the stock options described in Note 15 on the fair value based method which is the preferred method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted.

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

       The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 19, the Company was named as a defendant in such a lawsuit. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows or that additional lawsuits will not be brought against the Company.

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

       Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2002, the Company has recorded approximately $2,092,000 as an other non-current asset. During 2002, $605,577 was deposited into a qualifying escrow account. As of December 31, 2002 the escrow balance is $1,083,982, which represents the total deposit balance plus $29,593 interest earned thereon. The remaining amount of

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       approximately $1,008,000 relates to 2002 and will be deposited by April 15, 2003. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a judgment against the Company.

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

       ACCOUNTS RECEIVABLE: Accounts receivable are recognized at their net realizable value. The activity of allowance for doubtful accounts during 2002 and 2001 is as follows (in thousands):

                                                      2002               2001
                                              ------------------ ---------------

           Balance at beginning of period        $       350        $      201
           Provision for doubtful accounts                96               175
           Charge offs                                    (2)              (26)
                                              ------------------ ---------------
           Balance at end of period              $       446        $      350
                                              ================== ===============



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       OTHER EXPENSE: Other expense of $1.9 and $2.6 million in 2002 and 2001, respectively, consists primarily of legal, investigative and related expenses with respect to the infringement activities involving Zig-Zag premium cigarette papers. Other expense of $3.2 million in 2000 represents, in part, legal fees and other costs associated with the proposed sale of the smokeless tobacco segment, which was terminated in

               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       December 2000. Pursuant to the adoption of FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassified the write-off of $1.4 million of deferred financing costs incurred upon refinancing the Company's term loan on December 29, 2000 to other expense.

       RECLASSIFICATION: Certain prior year amounts have been reclassified to conform with the current year presentation.

 3.    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 145:

       The Company has adopted the provisions of FASB Statement No. 145 "Recession of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective January 1, 2003. As a result, the Company has reclassified the write-off of $1.4 million (pre-tax) of deferred financing costs incurred upon the refinancing of the Company's term loan on December 29, 2000, from Extraordinary loss to Other expense and Income tax expense of $521,000 that was previously reported as Extraordinary loss has also been reclassified to Income tax expense. This reclassification had no effect on Net income (loss) in the accompanying December 31, 2000 Consolidated Statements of Operations. The Company's earnings per share information has also been revised to give effect to the reclassification of the Extraordinary loss.

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

 5.    INVENTORIES:

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



7.     GOODWILL:

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



8.     OTHER ASSETS:

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 9.    DEFERRED FINANCING COSTS:

       Deferred financing costs at December 31 consist of (in thousands):

                                                                                          2002                   2001
                                                                                -------------------     -------------------
            Deferred financing costs, net of accumulated amortization of
               $7,532 and $6,146 at December 31, 2002 and 2001,
               respectively                                                      $       2,642           $       4,028
                                                                                 ===================    ===================


10.    NOTES PAYABLE AND LONG-TERM DEBT:

       Notes payable and long-term debt at December 31 consists of (in thousands):

                                                                                         2002                  2001
                                                                                 ---------------------  -------------------

          Senior notes                                                           $            155,000   $           155,000
          Term borrowings under loan agreement                                                      -                12,500
                                                                                 ---------------------  --------------------

                                                                                              155,000               167,500
          Less current portion                                                                      -                12,500
                                                                                 ---------------------  --------------------

                                                                                 $             155,000  $           155,000
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

       The Company is currently operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein, which provided for a $25 million term loan and a $10 million revolving credit facility. The Term Loan was payable in eight (8) quarterly installments of $3,125,000 each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on December 31, 2002,

               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

       at which time the term loan was paid in full. On December 31, 2002, the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20 million and extended to December 31, 2003. All terms of the original Loan Agreement remain in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement are guaranteed by the Partnership, NAOC and NTFC. In addition, the Company's obligations are collateralized by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement may be either based on LIBOR or the prime rate as announced by the Agent from time to time. As of December 31, 2002, the interest rate on borrowings under the Amended Loan Agreement was 3.77%. In addition, the Company must pay a quarterly commitment fee of 0.5% per annum of the unused portion of the revolving credit facility.

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



 11.   INCOME TAXES:

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES, CONTINUED:

       Deferred tax assets and liabilities at December 31, 2002 and 2001 consist of (in thousands):

                                                                                2002                               2001
                                                                   --------------------------------  -------------------------------
                                                                        ASSETS        LIABILITIES          ASSETS       LIABILITIES
                                                                   ---------------- ---------------  ----------------- -------------

           Inventory                                                                 $        7,855                     $      9,542
           Property, plant and equipment                                   $    319                           $    821
           Goodwill                                                                           2,697                            1,543
           Intangible assets                                                 12,676                             15,535
           Accrued pension and postretirement costs                           3,739                              3,839
           Minimum pension liability                                            476                                132
           NOL carryforward                                                   6,406                              6,802
           Other                                                              1,300                              1,190
                                                                   ---------------- -----------------  ---------------- ------------

           Deferred income taxes                                          $  24,916       $       10,552     $  28,319  $     11,085
                                                                   ================ =================  ================ ============


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

       Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                          2002                      2001                   2000
                                                    ---------------------- ---------------------- ----------------------

          Federal statutory rate                                 35.0%                  35.0%                (35.0)%
          State taxes                                             3.0                   24.3                    3.2
          Goodwill amortization                                     -                  241.8                   70.0
          Other                                                 (1.1)                  (0.7)                  (1.8)
                                                    ---------------------- ---------------------- ----------------------

          Effective income tax rate                              36.9%                 300.4%                  36.4%
                                                    ====================== ====================== ======================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    PENSION AND POSTRETIREMENT BENEFIT PLANS:

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

       The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2002, and a statement of the funded status as of December 31 (in thousands):


                                                                        PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                                               -----------------------------------  --------------------------------
                                                                     2002              2001               2002             2001
                                                               ----------------- ------------------  ----------------- -------------
            Reconciliation of benefit obligation:

               Benefit obligation at January 1                  $         11,280  $        10,163  $           6,695   $      5,887
               Service cost                                                  550              558                421            379
               Interest cost                                                 803              738                473            435
               Actuarial loss                                                619              257              2,098            175
               Benefit  paid                                                (515)            (436)              (336)          (181)
                                                               ------------------ ----------------  ------------------ -------------
            Benefit obligation at December 31                   $         12,737  $         11,280  $          9,351   $      6,695
                                                               ================== ================  ================== =============

            Reconciliation of fair value of plan assets:
               Fair value of plan assets at January 1           $          7,729   $        8,640
               Actual return on plan assets                                 (937)            (510)
               Employer contributions                                        679               35   $            336    $       181
               Benefit  paid                                                (515)            (436)              (336)          (181)
                                                               ------------------ ----------------  ------------------ -------------

            Fair value of plan assets at December 31            $          6,956   $         7,729  $               -   $         -
                                                               ================== ================  ================== =============

            Funded status:
               Funded status at December 31                    $          (5,781)          (3,551)            (9,351)       $(6,695)
               Unrecognized prior service cost                                 7                8
               Unrecognized net loss                                       2,408              194              1,527           (571)
                                                               ------------------ ----------------  ------------------ -------------

            Net amount recognized                              $          (3,366)          (3,349)           (7,824)      $  (7,266)
                                                               ================== ================  ================== =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

       The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                                PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                          ---------------------------       -----------------------------
                                                              2002              2001            2002             2001
                                                          -------------  -------------      ------------    -------------

             Accrued benefit cost                        $      (3,366) $      (3,349)      $    (7,824)    $     (7,266)
             Minimum pension liability                          (1,601)          (348)            -                -
             Deferred tax asset                                    476            132             -                -
             Accumulated other comprehensive income              1,125            216             -                -
                                                          -------------  -------------      ------------    -------------

             Net amount recognized                       $      (3,366) $      (3,349)      $    (7,824)   $      (7,266)
                                                          =============  =============      ============    =============

       The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December
       31 (in thousands):

                                                           PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                                   --------------------------------          -------------------------------
                                                   2002          2001         2000           2002          2001         2000
                                                   ----          ----         ----           ----          ----         ----

             Service cost                        $  550       $  558        $  515         $  421       $  379        $  320
             Interest cost                          803          738           682            473          435           396
             Expected return on plan assets        (658)        (716)         (738)             -            -             -
             Amortization of gains and losses         -          (31)         (149)             -          (18)          (64)
                                                 -------      -------      --------        -------      -------      --------

             Net periodic benefit cost           $  695       $  549        $  310         $  894       $  796        $  652
                                                 =======      =======      ========        =======      =======       =======


       The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                           PENSION BENEFITS                         POSTRETIREMENT BENEFITS
                                                    --------------------------------          --------------------------------
                                                    2002          2001          2000          2002          2001          2000
                                                    ----          ----          ----          ----          ----          ----

               Discount rate                        6.75%        7.25%         7.50%          6.75%        7.25%         7.50%
               Expected return on plan assets       8.50%        8.50%         8.50%              -            -             -
               Rate of compensation increase        4.00%        4.00%         4.00%              -            -             -



               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

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

       Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                                  2002               2001                2000
                                                                            ------------------ ------------------  -----------------
           Effect on total of service and interest cost
                 components of net periodic postretirement
                 Cost                                                           $   3              $   3              $   2

           Effect on the health care component of
                 the accumulated postretirement benefit
                 Obligation                                                        49                 35                 32


       The Company also sponsors a voluntary retirement savings plan (401(k)). Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. Through December 31, 1998, the Company matched 50% of each eligible participant's contribution up to 5% of the participant's compensation for the plan year. Beginning January 1, 2002, the Company changed its matching contribution policy. The Company match for the Hourly employees was increased to 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. The Company's matching for Hourly employees is subject to a 3 year vesting schedule. The Company match for the Salaried employees was increased to 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. Company matching is immediate for Salaried employees. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.4 million, $0.3 million and $0.3 million for each of the years ended December 31, 2002, 2001 and 2000.

13.    LEASE COMMITMENT:

       The Company leases certain office space and vehicles for varying periods.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    LEASE COMMITMENT, CONTINUED:

       The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002:


                                                                Operating
  (In thousands)                                                 Leases
  --------------------------------------------------------- ------------------

  2003                                                                  $ 757
  2004                                                                    512
  2005                                                                    368
  2006                                                                     71
  2007                                                                      3
  2008 and beyond                                                           -
  --------------------------------------------------------- ------------------
  Total minimum lease payments                                         $1,711
  ========================================================= ==================

       Lease expense for the years ended December 31, 2002, 2001 and 2000 was $786, $790 and $873, respectively.


14.    MANDATORILY REDEEMABLE PREFERRED STOCK:

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


14.    MANDATORILY REDEEMABLE PREFERRED STOCK, CONTINUED:

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

15.    SHARE INCENTIVE PLAN:

       The Company has two share incentive plans covering certain key employees which provide for the granting of options to purchase common stock of the Company and other stock related benefits. As of December 31, 2002, no benefits other than the stock options described below


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    SHARE INCENTIVE PLAN, CONTINUED:

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

       The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is remeasured on each reporting date with the expense amount adjusted for changes in the fair value of the Company's stock on that date. Compensation expense of $576,000,$33,000 and $33,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.    SHARE INCENTIVE PLAN, CONTINUED:

          ($357,000, $20,000 and $20,000 net of deferred income tax benefit) has been recognized in the Statements of Operations for the years ended December 31, 2002, 2001 and 2000, respectively.

16. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                          FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                              ------------------------------------------------------
                                                                                    INCOME               SHARES          PER SHARE
                                                                                  (NUMERATOR)         (DENOMIMATOR)       AMOUNT
                                                                              ------------------------------------------------------


            Net income                                                          $     5,485
            Less: Preferred stock dividends                                          (6,976)
            Plus: Net gain on restructuring of preferred stock                        5,395
                                                                              --------------------
            Basic:
               Net income available to common stockholders                       $     3,904               528,241             7.39
                                                                              ======================================================
            Diluted:
                  Net income available to common stockholders                          3,904               664,939             5.87
                                                                              ======================================================


                                                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                              ------------------------------------------------------
                                                                                    INCOME               SHARES          PER SHARE
                                                                                  (NUMERATOR)         (DENOMIMATOR)       AMOUNT
                                                                              ------------------------------------------------------


            Net loss                                                            $        (1,364)
            Less: Preferred stock dividends                                              (6,745)
                                                                              --------------------

            Basic and diluted:
               Net loss available to common stockholders                                 (8,109)             528,241         (15.35)
                                                                              ======================================================

                                                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                              -----------------------------------------------------
                                                                                    INCOME               SHARES          PER SHARE
                                                                                  (NUMERATOR)         (DENOMIMATOR)        AMOUNT
                                                                              ------------------------------------------------------

            Net loss before cumulative
               effect of change in accounting principle                         $
                                                                                         (2,949)
            Cumulative effect of change in accounting
               principle, net of income tax benefit
                                                                                           (251)
            Less: Preferred stock dividends                                              (6,005)
                                                                                --------------------

            Basic and diluted:
               Net loss available to common stockholders
                                                                                         (9,205)             528,241         (17.43)
                                                                              ======================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS), CONTINUED:

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


                                                                                                   QUARTER
                                                               --------------------------------------------------------------
                                                                  1ST             2ND            3RD             4TH
                                                                  ---             ---            ---             ---
       2002
       Net sales                                                  21,952         18,218         26,014           28,241
       Gross profit                                               13,283          9,688         15,477           15,004
       Net income (loss)                                           (305)        (2,575)          6,185              599
       Basic net income (loss) per share                          (0.58)         (4.88)          11.71             1.13
       Diluted net income (loss) per share                        (0.58)         (4.88)           9.46             0.90

       2001
       Net sales                                                  22,442         16,570         23,302           27,308
       Gross profit                                               12,935          8,575         13,386           17,029
       Net income (loss)                                           (122)        (2,219)            111          (1,791)
       Basic net income (loss) per share                          (0.58)         (4.20)           0.21           (3.39)
       Diluted net income (loss) per share                        (0.58)         (4.20)           0.21           (3.39)


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

       On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on the Company after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to the Company's claims. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that the Company has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic is seeking unspecified compensatory damages, injunctive relief and attorneys fees and costs.

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

19.    CONTINGENCIES, CONTINUED:

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

       The claims against the Company in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts. The complaints in the West Virginia cases request unspecified compensatory and punitive damages.

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

       Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. Plaintiff specifically requests in its complaint an amount of damages in excess of fifty thousand dollars ($50,000) along with costs, disbursements and attorneys' fees, and ". . . an order prohibiting defendants from disseminating in Minnesota further misleading advertising and making further untrue, deceptive and/misleading statements about the health effects and/or addictive nature of smokeless tobacco products. . .". After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants. The plaintiffs have moved the Court to reconsider its decision.

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

19.    CONTINGENCIES, CONTINUED:

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

       Following is unaudited parent-only summarized financial information of the Corporation (in thousands):

                                                                                        2002                 2001
                                                                                --------------------- --------------------

          Noncurrent assets                                                                  189,129              195,462
          Current liabilities                                                                 10,732               20,164
          Noncurrent liabilities                                                             155,000              155,000
          Redeemable preferred stock                                                          57,497               57,443


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------
                                                                                        2002                 2001
                                                                                --------------------- --------------------

          Equity in earnings of subsidiaries                                                  24,126               18,746
          Income loss before gain on restructuring and preferred stock dividends               5,544               (1,308)



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

       The table below presents financial information about reported segments for 2002, 2001 and 2000 (in thousands):


                                                SMOKELESS                                   ELIMINATIONS
                              2002               TOBACCO             MAKE-YOUR-OWN           AND OTHER              TOTAL
            --------------------------------------------------- ------------------------ ------------------- --------------------

            Net sales                               $   35,732             $     58,693           $       -         $     94,425
            Operating income                             5,966                   23,421                                   29,387
            Adjusted EBITDA                              9,904                   25,214                                   35,118
            Assets                                      67,951                  256,756           (111,113)              213,594

                              2001
            -------------------------------

            Net sales                                   38,647                   50,975                   -               89,622
            Operating income                             5,610                   17,453                                   23,063
            Adjusted EBITDA                             10,542                   22,491                                   33,033
            Assets                                      69,781                  237,008            (90,126)              216,663

                              2000
            -------------------------------

            Net sales                                   39,387                   50,978                   -               90,365
            Operating income                             6,362                   17,130                                   23,492
            Adjusted EBITDA                             10,684                   22,498                                   33,182
            Assets                                      73,845                  223,732            (69,820)              227,757



               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDA for each of the years ended December 31, 2002, 2001 and 2000, respectively (in thousands):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------------------
                                                                       2002                   2001                     2000
                                                                -------------------    --------------------     --------------------

       Net income (loss)                                        $            5,485     $           (1,364)      $           (3,200)
        Interest expense, net and amortization
           of deferred financing fees                                       18,744                  19,742                   22,261

        Income tax expense                                                   3,214                   2,043                    1,008

        Depreciation                                                           701                     637                    1,067

        Amortization of Goodwill                                                 -                   5,490                    5,490

        Other expense                                                        1,944                   2,642                    3,172

        LIFO adjustment                                                      3,877                   2,682                    2,434

        Stock option compensation expense                                      576                      33                       33

        Postretirement/Pension expense                                         577                   1,128                      666
        Cumulative effect of accounting
           change                                                                -                       -                      251
                                                                -------------------    --------------------     --------------------
        Adjusted EBITDA                                          $          35,118     $            33,033      $            33,182
                                                                ===================    ====================     ====================


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

       In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 141, Business Combinations ("Statement 141") and Statement No. 142, Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method as use of the pooling-of-interest method is no longer permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Impairment losses that arise from completing a transitional impairment test during 2002 are to be reported as the cumulative effect of a change in accounting principle as of the beginning of the year. Subsequent impairments, if any, will be classified as an operating expense. In addition, Statement 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

       Upon adopting Statement 142 on January 1, 2002, the Company ceased amortizing goodwill. Statement 142 required completion of the first step of the transitional impairment test by June 30, 2002. In completing the transitional impairment test for fiscal 2002, the Company reported that it had incurred no impairment.

       In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset-retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.    NEW ACCOUNTING STANDARDS, CONTINUED:

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

       In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the year ending 2003. The Company has adopted the provisions of this Statement effective January 1, 2003 and, as a result, has reclassified the write-off of $1.4 million of deferred financing costs incurred upon the refinancing of the Company's term loan on December 29, 2000 from extraordinary loss to other expense in the accompanying December 31, 2000 Consolidated Statements of Operations.

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


22.    NEW ACCOUNTING STANDARDS, CONTINUED:

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

       The transaction is expected to close in the second quarter of 2003. The closing is subject to the Company's receipt of financing and to customary closing conditions. Contemporaneously with the signing of the Star Cigarette Asset Purchase Agreement, the Company placed a $2 million earnest money deposit into escrow. In the event that, on or after July 15, 2003, the Star Cigarette Asset Purchase Agreement is terminated by


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    SUBSEQUENT EVENT, CONTINUED:

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

10.42++*                2002 Share Incentive Plan

10.43++* Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA.

10.44++* Letter Agreement, dated September 30, 2002, between North Atlantic Trading Company, Inc. and Jack Africk.

21                --    Subsidiaries of North Atlantic Trading Company, Inc.
                        (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

99.1**            --    Certification by the Chief Executive Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2**            --    Certification by the Chief Financial Officer pursuant to
                        18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

**   Filed herewith.

+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++   Management contracts or compensatory plan or arrangement.