Form 10-Q
period 2003-06-30
NORTH ATLANTIC TRADING CO INC
filed 2003-08-08
CIK 1042787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003
                                          or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
              -----------------------------------------------------
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


                                 (212) 253-8185
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of August 6, 2003.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                                June 30,                   December 31,
                                                                                 2003                          2002
                                                                            ----------------             ----------------
Current assets:
      Cash                                                                  $          354               $         805
      Accounts receivable, net                                                       6,813                       7,651
      Inventories                                                                   42,746                      40,818
      Income taxes receivable                                                          910                         887
      Other current assets                                                           4,159                       3,457
                                                                            ----------------             ----------------
           Total current assets                                                     54,982                      53,618
Property, plant and equipment, net                                                   5,469                       5,158
Deferred income taxes                                                               33,181                      24,916
Deferred financing costs                                                             1,949                       2,642
Goodwill                                                                           123,557                     123,557
Other assets                                                                         3,778                       3,703
                                                                            ----------------             ----------------
           Total assets                                                     $      222,916               $     213,594
                                                                            ================             ================
Current liabilities:
      Accounts payable                                                      $        2,375               $       2,868
      Accrued expenses                                                               3,148                       2,429
      Deferred income taxes                                                         10,552                      10,552
      Revolving credit facility                                                      9,500                       5,500
      Accrued litigation                                                            18,600                           -
      Senior Notes                                                                 155,000                           -
                                                                            ----------------
           Total current liabilities                                               199,175                      21,349
Long-term debt                                                                           -                     155,000
Other long-term liabilities                                                         12,793                      12,793
           Total liabilities                                                       211,968                     189,142
Commitments and contingencies
Preferred Stock, (mandatory redemption value of
      $61,304 and $57,805, respectively)                                            61,304                      57,805
Stockholders' Deficit:
      Common stock, voting, $.01 par value authorized shares, 750,000;
      issued and outstanding shares, 528,241                                             5                           5
      Common stock, nonvoting, $.01 par value; authorized shares,
      750,000; issued and outstanding shares, -0-                                        -                           -
      Additional paid-in capital                                                     9,232                       9,246
      Loans to stockholders for stock purchase                                        (160)                       (157)
      Accumulated other comprehensive income (loss)                                 (1,125)                     (1,125)
Accumulated deficit                                                                (58,308)                    (41,322)
                                                                            ----------------             ----------------
           Total stockholders' deficit                                             (50,356)                    (33,353)
                                                                            ----------------             ----------------
           Total liabilities and stockholders' deficit                      $      222,916               $     213,594
                                                                            ================             ================


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)


                                                                                 Three months               Three Months
                                                                                     Ended                      Ended
                                                                                 June 30, 2003              June 30, 2002
                                                                                ----------------           ----------------
Net sales                                                                       $   30,251                 $   18,218
Cost of sales                                                                       12,755                      8,530
                                                                                ----------------           ----------------
      Gross profit                                                                  17,496                      9,688
Selling, general and administrative expenses                                         7,364                      5,854
                                                                                ----------------           ----------------
      Operating income                                                              10,132                      3,834
Interest expense and financing costs, net                                            4,671                      4,677
Other expense                                                                       21,681                        333
                                                                                ----------------           ----------------
      Income (loss) before income tax benefit                                      (16,220)                    (1,176)
Income tax benefit                                                                  (6,164)                      (447)
                                                                                ----------------           ----------------
      Net income (loss)                                                            (10,056)                      (729)
Preferred stock dividends                                                           (1,766)                    (1,846)
                                                                                ----------------           ----------------
      Net loss applicable to common shares                                      $  (11,822)                $   (2,575)
                                                                                ================           ================
Basic and Diluted earnings per common share:
      Net income (loss)                                                         $   (19.04)                $    (1.38)
      Preferred stock dividends                                                      (3.34)                     (3.50)
                                                                                ----------------           ----------------
      Net loss applicable to common shares                                      $   (22.38)                $    (4.88)
                                                                                ================           ================
Weighted average common shares outstanding:
      Basic                                                                         528.2                      528.2
      Diluted                                                                       528.2                      528.2




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)


                                                                                  Six months                 Six Months
                                                                                     Ended                      Ended
                                                                                 June 30, 2003              June 30, 2002
                                                                                ----------------           ----------------
Net sales                                                                       $   44,500                 $   40,170
Cost of sales                                                                       20,454                     17,199
                                                                                ----------------           ----------------
      Gross profit                                                                  24,046                     22,971
Selling, general and administrative expenses                                        14,466                     11,653
                                                                                ----------------           ----------------
      Operating income                                                               9,580                     11,318
Interest expense and financing costs, net                                            9,313                      9,398
Other expense                                                                       22,018                        694
                                                                                ----------------           ----------------
      Income (loss) before income tax expense (benefit)                            (21,751)                     1,226
Income tax expense benefit                                                          (8,265)                       466
                                                                                ----------------           ----------------
      Net income (loss)                                                            (13,486)                       760
Preferred stock dividends                                                           (3,500)                    (3,639)
                                                                                ----------------           ----------------
      Net loss applicable to common shares                                      $  (16,986)                $   (2,879)
                                                                                ================           ================
Basic and Diluted earnings per common share:
      Net income (loss)                                                         $   (25.53)                $     1.44
      Preferred stock dividends                                                      (6.63)                     (6.89)
                                                                                ----------------           ----------------
      Net loss applicable to common shares                                      $   (32.16)                $    (5.45)
                                                                                ================           ================
Weighted average common shares outstanding:
      Basic                                                                         528.2                      528.2
      Diluted                                                                       528.2                      528.2


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                                  Six months                 Six Months
                                                                                     Ended                      Ended
                                                                                 June 30, 2003              June 30, 2002
                                                                                ----------------           ----------------
Cash flows from operating activities:
Net income (loss)                                                               $   (13,486)               $       760
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
      Depreciation                                                                      250                        350
      Amortization of deferred financing costs                                          693                        693
      Deferred income taxes                                                          (8,265)                       466
      Changes in operating assets and liabilities:
           Accounts receivable, net                                                     838                       (609)
           Inventories                                                               (1,928)                       228
           Other current assets                                                        (725)                      (201)
           Other assets                                                                 (75)                      (118)
           Accounts payable                                                            (493)                      (222)
           Accrued expenses and other                                                   719                     (1,010)
           Accrued litigation                                                        18,600                          -
                                                                                ----------------           ----------------
           Net cash provided by (used in) operating activities                       (3,872)                       337
                                                                                ----------------           ----------------
Cash flows from investing activities:
      Capital expenditures                                                             (561)                      (209)
           Net cash provided by (used in) investing activities                         (561)                      (209)
                                                                                ----------------           ----------------
Cash flows from financing activities:
      Proceeds from revolving credit facility                                         4,000                      5,000
      Payments on term loans                                                             --                     (6,250)
      Other                                                                             (18)                        (8)
                                                                                ----------------           ----------------
           Net cash provided by (used in) financing activities                        3,982                     (1,258)
                                                                                ----------------           ----------------
           Net decrease in cash                                                        (451)                    (1,130)
Cash, beginning of period                                                               805                      1,130
                                                                                ----------------           ----------------
Cash, end of period                                                             $       354                $        -
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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which indicates that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business. The Company's 11% Senior Notes ("the Notes") mature on June 15, 2004, and as such, have been classified as a current liability in the condensed consolidated balance sheet. The Company's senior secured bank loan facilities include a revolving credit facility that matures on December 31, 2003 and a term loan that matures on March 31, 2004. In addition, the Company's 12% Senior Exchange Payment-in-Kind Preferred Stock ("Preferred Stock") is subject to mandatory redemption on June 15, 2005. It is the Company's intention to refinance the Senior Notes and senior secured bank loan facilities prior to their scheduled maturities and to redeem the Preferred Stock prior to the date of mandatory redemption. Although the Company believes it will successfully refinance such obligations, there can be no assurance such refinancing will be obtained. In the event the Company is not able to effect such refinancing, its ability to continue to operate as a going concern cannot be assured. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the occurrence of this contingency.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs were $0.7 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively, and $1.3 million and $1.3 million for the six months ended June 30, 2003 and 2002, respectively.



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. The Company deposited $0.9 million on April 15, 2003 for its 2002 sales activity. As of June 30, 2003, the Company has recorded total escrow deposits as an Other asset of $2.1 million.

3.         INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The impact of LIFO increased the net loss of the Company by $0.4 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively.

The components of inventories are as follows (in thousands):

                                                     6/30/03         12/31/02
                                                    ---------        ---------
           Raw materials and work in process          $4,012           $3,111
           Leaf tobacco                                8,867           10,328
           Finished goods - loose leaf tobacco         4,196            4,174
           Finished goods - MYO products               7,515            4,722
           Other                                         851              728
                                                    ---------        ---------
                                                      25,441           23,063
           LIFO reserve                               17,305           17,755
                                                    ---------        ---------
                                                     $42,746          $40,818
                                                    =========        =========

4.         PROVISION FOR INCOME TAXES

The provision for income taxes for the six months ended June 30, 2003 and June 30, 2002 was computed based on the estimated annual effective income tax rate of 38%.

5.         PARENT-ONLY FINANCIAL INFORMATION

North Atlantic Trading Company, Inc. is a holding company with no operating assets, rather its assets consist primarily of its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

                                                                                  6/30/03                       12/31/02
                                                                                 ----------                    ----------
      Current assets                                                            $       -                    $       -
      Noncurrent assets                                                           184,907                      189,129
      Current liabilities                                                         172,440                       10,732
      Noncurrent liabilities                                                            -                      155,000
      Redeemable preferred stock                                                   61,303                       57,805

For the three months ended June 30:                                                 2003                          2002
                                                                                 ---------                     ----------

      Equity in earnings of subsidiaries                                        $  (14,670)                  $   3,100
      Interest expense                                                              (4,706)                     (4,720)
      Income tax benefit                                                             9,127                         914
                                                                                 ----------                    ----------
      Net income (loss) before preferred stock dividends                        $  (10,249)                  $    (706)

For the six months ended June 30:                                                   2003                          2002
                                                                                 ----------                   ----------

      Equity in earnings of subsidiaries                                        $  (14,493)                  $   8,304
      Interest expense                                                              (9,374)                     (9,475)
      Income tax benefit                                                            10,390                       1,974
                                                                                 ----------                   ----------
      Net income (loss) before preferred stock dividends                        $  (13,477)                  $     803
                                                                                 ==========                   ==========


6.         FINANCIAL INSTRUMENTS

The Company occasionally uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," the Company's policy is to designate its forward currency contracts as cash flow hedges of its anticipated purchases in Euros. As of June 30, 2003, the Company had no outstanding forward currency contracts.




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

7.         RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):



THREE MONTHS ENDED JUNE 30, 2003
--------------------------------
                                                                         Income               Shares             Per Share
                                                                       (Numerator)        (Denominator)           Amount
                                                                     --------------       --------------       --------------
Basic and Diluted:
Net loss                                                             $   (10,056)
Less: preferred stock dividends                                           (1,766)
                                                                     --------------
Net loss applicable to common shares                                 $   (11,822)             528,241          $    (22.38)
                                                                     ==============       ==============       ==============

THREE MONTHS ENDED JUNE 30, 2002
--------------------------------
                                                                         Income               Shares             Per Share
                                                                       (Numerator)        (Denominator)           Amount
                                                                     --------------       --------------       --------------
Basic and Diluted:
Net loss                                                             $      (729)
Less: preferred stock dividends                                           (1,846)
                                                                     --------------
      Net loss applicable to common shares                           $    (2,575)             528,241           $   (4.88)
                                                                     ==============       ==============       ==============


SIX MONTHS ENDED JUNE 30. 2003
------------------------------
                                                                         Income               Shares             Per Share
                                                                       (Numerator)        (Denominator)           Amount
                                                                     --------------       --------------       --------------
Basic and Diluted:
Net loss                                                             $   (13,486)
Less: preferred stock dividends                                           (3,500)
                                                                     --------------
      Net loss applicable to common shares                           $   (16,986)             528,241           $  (32.16)
                                                                     ==============       ==============       ==============

SIX MONTHS ENDED JUNE 30, 2002
------------------------------
                                                                         Income               Shares             Per Share
                                                                       (Numerator)        (Denominator)           Amount
                                                                     --------------       --------------       --------------
Basic and Diluted:
Net income                                                           $       760
Less: preferred stock dividends                                           (3,639)
                                                                     --------------
      Net loss applicable to common shares                           $    (2,879)             528,241           $   (5.45)
                                                                     ==============       ==============       ==============


The calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants, representing 81,200 and 63,500 shares for the three months and six months periods ended June 30, 2003 and 2002, respectively, and common stock equivalent shares from stock options, representing 95,300 and 61,800 shares, for the three months and six months ended June 30, 2003 and 2002, respectively, were excluded from the computations as their effects were antidilutive.

8.         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Upon adopting SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. In completing the required first step of the transitional impairment test for 2003, the Company incurred no impairment. Subsequent impairments, if any, will be classified as an operating expense. In addition, SFAS 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset-retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted the provisions of SFAS 143 effective January 1, 2003. SFAS 143 did not have an impact on the Company's financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. The provisions of SFAS 146, as related to exit or disposal activities, are effective for transactions occurring after December 31, 2002. To date, the adoption of SFAS 146 does not have an impact on the Company's financial statements.

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

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As the Company does not currently hold any variable interest entities, FIN 46 does not currently have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with the foregoing, the Company is currently assessing the impact of the adoption of SFAS 150 on its financial statements.

9.         TERMINATED ASSET PURCHASE AGREEMENT

On February 18, 2003, the Company entered into an asset purchase agreement (the "Star Cigarette Asset Purchase Agreement") with Star Scientific, Inc. ("Star Scientific"), and Star Tobacco, Inc., a wholly-owned subsidiary of Star Scientific ("Star Tobacco" and, together with Star Scientific, "Star"). Pursuant to the Star Cigarette Asset Purchase Agreement, the Company was to purchase substantially all of the assets of Star relating to the manufacturing, marketing


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

and distribution of four discount cigarette brands in the United States (the "Star Cigarette Assets"). The purchase price for the Star Cigarette Assets was to have been $80.0 million in cash, subject to certain closing adjustments and the assumption of certain liabilities related to the Star Cigarette Assets.

On July 15, 2003, the Company and Star reached a mutual agreement to terminate the Star Cigarette Asset Purchase Agreement. Pursuant to the termination agreement, Star Scientific retained a $2.0 million earnest money deposit that had been placed into escrow by the Company and the parties executed releases of any liabilities arising out of the Star Cigarette Asset Purchase Agreement.

Through June 30, 2003, the Company incurred $2.9 million of direct costs, including the $2.0 million earnest money deposit referred to above, in connection with this transaction. These costs have been expensed during the quarter ended June 30, 2003 and are included in Other expenses.

10.        CONTINGENCIES

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Form 10-K for the year ended December 31, 2002.

Illinois Complaint.
-------------------

On July 8, 2003, following a four day trial, the jury returned a verdict in favor of Republic Tobacco, Inc. on defamation claims of $8.4 million in general damages and $10.2 million in punitive damages. On July 23, 2003, the Company filed a post-trial motion seeking to set aside the verdict, a new trial or, in the alternative, a reduction in damages. On July 30, 2003, the Court set a briefing schedule allowing Republic to file their response on August 8, 2003 and the Company to file its counter response on August 22, 2003. The Company's motion is scheduled to be argued on September 10, 2003. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. If the Company does not obtain the relief requested in its post-trial motion, the Company expects to appeal. The Company continues to believe that it has viable defenses to Republic's claims, including those relating to fair comment privilege and the innocent construction rule and that, if the judgment is not reversed in its entirety, the amount thereof should be substantially reduced. There can be no assurance, however, that the Company will prevail in obtaining relief pursuant to its post-trial motion or on appeal. Pursuant to the provisions of SFAS No. 5, "Accounting for Contingencies," the Company accrued $18.6 million in Other expense in the Condensed Consolidated Statement of Operations.

Minnesota Complaint.
--------------------

All of the plaintiff's claims for personal injury against the Company have been dismissed, and the Court denied the plaintiff's motion for reconsideration. Plaintiff has filed notice to appeal these dismissals and the parties are in the process of submitting briefs with respect thereto.


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Texas Infringing Products Litigation.
-------------------------------------

On June 27, 2003, the Court found Import Warehouse and Ravi Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing Zig-Zag(TM) cigarette paper products. The Court requested that the Company and Bollore, SA (the Company's co-plaintiff in the case) file a submission detailing the damages incurred. The Company and Bollore filed their submission on July 25, 2003 which reports damages of $2.4 million. Import Warehouse and Mr. Bhatia are preparing their response.

California Infringing Products Litigation.
------------------------------------------

In addition to the judgment previously entered in Bollore, S.A. and the Company's (the "plaintiffs'") favor in the amount of $1.7 million, on March 27, 2003, the Court ordered Downey Wholesale Inc. and Fadel El-Shahawi (the "defendants'") to pay plaintiffs $751,000 in attorneys' fees and expenses. The defendants filed a motion to appeal and the Court has postponed the briefing schedule relating thereto pending a Court-sponsored mediation. The mediation is scheduled to begin on October 29, 2003.

11.        PREFERRED STOCK

On July 1, 2002 the Company initiated a consent solicitation (the "Consent Solicitation") from registered holders of its 12% Senior Exchange Payment-in-Kind Preferred Stock, par value $0.01 per share ("Preferred Stock"), for certain amendments to the certificate of incorporation of the Company which would amend the terms of the Preferred Stock. The proposed amendments required the consent of the holders of a majority of the issued and outstanding shares of common stock of the Company and the consent of the holders of a majority of the issued and outstanding shares of Preferred Stock. Consent by the holders of a majority of the Company's outstanding common stock was executed on June 28, 2002. On July 29, 2002, the Consent Solicitation was successfully completed, with the Company receiving consents from the holders of more than 99% of the outstanding shares of Preferred Stock.

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

As consideration for these amendments, the Company paid each registered holder of Preferred Stock that consented thereto $0.40 per share in cash. A total of $1.0 million in consent fees was paid during 2002. The Company paid an additional $0.2 million in legal and other fees related to the Consent Solicitation during 2002.

The Company has recorded the Preferred Stock at its current value in the accompanying Condensed Consolidated Balance Sheet. The Company has sufficient authorized and unissued shares of Preferred Stock to make its dividend payments through the issuance of additional shares. For the June 15, 2003 dividend payments, the Company chose to make these payments in-kind.

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

The accounting policies of the segments are the same as those of the Company. Segment data includes a charge allocating all corporate costs to each operating segment. Eliminations and Other include the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses (Adjusted EBITDA).


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

The table below presents financial information about reported segments as of and for the three months and six months ended June 30, 2003 and 2002, respectively (in thousands):


FOR THE THREE MONTHS ENDED:                     SMOKELESS                                ELIMINATIONS
       JUNE 30, 2003                              TOBACCO         MAKE-YOUR-OWN           AND OTHER                TOTAL
--------------------------                     -----------       ---------------        --------------           ---------

Net Sales                                  $        9,396       $      20,855         $            -             $ 30,251
Operating Income                                    2,190               7,942                      -               10,132
Adjusted EBITDA                                     2,691               8,092                      -               10,783
Assets                                             63,369             260,175               (100,628)             222,916

       JUNE 30, 2002
--------------------------

Net Sales                                  $       10,226       $       7,992         $            -             $ 18,218
Operating Income                                    2,278               1,556                      -                3,834
Adjusted EBITDA                                     3,103               1,706                      -                4,809
Assets                                             65,777             241,680                (93,626)             213,831

FOR THE THREE MONTHS ENDED:                     SMOKELESS                                ELIMINATIONS
       JUNE 30, 2003                             TOBACCO          MAKE-YOUR-OWN           AND OTHER                TOTAL
--------------------------                    ------------       ---------------        --------------            --------

Net Sales                                  $       17,618       $      26,882         $            -             $ 44,500
Operating Income                                    3,768               5,812                      -                9,580
Adjusted EBITDA                                     4,869               6,112                      -               10,981
Assets                                             63,369             260,175               (100,628)             222,916

              JUNE 30, 2002

Net Sales                                  $       19,055       $      21,115         $            -             $ 40,170
Operating Income                                    4,218               7,100                      -               11,318
Adjusted EBITDA                                     5,718               7,400                      -               13,118
Assets                                             65,777             241,680                (93,626)             213,831

The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDA for the three months and six months ended June 30, 2003 and 2002, respectively (in thousands):


                                                      FOR THE THREE MONTHS ENDED:          FOR THE SIX MONTHS ENDED:
                                                                JUNE 30                             JUNE 30
                                                      --------------------------           ------------------------
                                                            2003           2002                 2003         2002

Net income (loss)                                     $  (10,056)     $    (729)            $ (13,486)    $    760
Interest expense, net and amortization
  of deferred financing fees                               4,671          4,677                 9,313        9,398
Income tax expense (benefit)                              (6,164)          (447)               (8,265)         466
Depreciation                                                 125            175                   250          350
Other expense                                             21,681            333                22,018          694
LIFO adjustment                                              325            350                   450          700
Stock option compensation expense                             67             25                   117           50
Postretirement/Pension expense                               134            425                   584          700
                                                      -----------     ----------            ----------    ---------

Adjusted EBITDA                                       $   10,783      $   4,809             $  10,981     $ 13,118
                                                      ===========     ==========            ==========    =========



13.        SUBSEQUENT EVENT

As described in Note 10 with respect to the Illinois Complaint, the Company, in order to protect its rights, was required to post an $18.8 million judgment bond. This was accomplished by obtaining a $19.0 million Tranche B Term Loan pursuant to a July 31, 2003 amendment to the Loan Agreement. This Term Loan will bear interest at variable rates based, at the Company's option, on prime rates or LIBOR. Interest will be payable monthly and its maturity date is March 31, 2004. All terms and conditions of the current Revolving Credit Facility remain in place except the committed amount, which was reduced to $15.0 million.


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Subsequent Events
-----------------

Subsequent to the close of the quarter ended June 30, 2003, the Company reported significant two events:

As detailed in Note 9 to the Condensed Consolidated Financial Statements, the Star Cigarette Asset Purchase Agreement, pursuant to which the Company was to purchase Star's cigarette business, was terminated on July 15, 2003 by mutual agreement of the parties. Pursuant to the termination agreement, Star retained a $2.0 million earnest money deposit and the parties executed releases of any liabilities arising out of the Star Cigarette Asset Purchase Agreement. Through June 30, 2003, the Company incurred approximately $2.9 million of direct costs, including such earnest money deposit, in connection with this transaction. These costs have been expensed in the Condensed Consolidated Statement of Operations during the quarter ended June 30, 2003 and are included in Other expense.

As detailed in Note 10 to the Condensed Consolidated Financial Statements with respect to the Illinois Complaint, on July 8, 2003, after a four day trial, the jury returned a verdict in favor of Republic Tobacco on defamation claims of $8.4 million in general damages and $10.2 million in punitive damages. On July 23, 2003, the Company filed a post-trial motion seeking to set aside the verdict, a new trial or, in the alternative, a reduction in damages. On July 30, 2003, the Court set a briefing schedule allowing Republic to file their response on or before August 8, 2003 and the Company to file its counter response on or before August 22, 2003. The Company's motion is scheduled to be argued on September 10, 2003. On August 1, 2003, the Company posted a judgment bond of $18.8 million with the U.S. District Court. If the Company does not obtain the relief requested in its post-trial motion, the Company expects to appeal. The Company continues to believe that it has viable defenses to Republic's claims, including those relating to fair comment privilege and the innocent construction rule and that, if the judgment is not reversed in its entirety, the amount thereof should be substantially reduced. There can be no assurance, however, that the Company will prevail in obtaining relief pursuant to its post-trial motion or on appeal. Pursuant to the provisions of SFAS No. 5, "Accounting for Contingencies," the Company accrued $18.6 million in Other expense in the Condensed Consolidated Statement of Operations.

General
-------

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

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net Sales. Net sales for the three months ended June 30, 2003 were $30.3 million, an increase of $12.1 million or 66.5% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $0.8 million or 7.8% from the corresponding period of the prior year. This segment's aggregate case volume for the current period decreased by 14.8% as compared to the prior period. This decrease is attributable to increased discounting from other loose leaf competitors, growth of the moist snuff value brands and discounting activity by moist snuff manufacturers, as well as a continuing industry-wide decline in the loose leaf sector of the smokeless tobacco segment. The impact of the declining volume of the Company's smokeless tobacco segment was partially offset by a price increase of 5% instituted in the fourth quarter of 2002.

Net sales of the Company's MYO segment increased $12.9 million or 161.3% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $10.1 million or 171.2% from the corresponding period of the prior year. This increase was attributable to the fact that a sales promotion of premium cigarette paper for the variety wholesale class of trade was conducted during the fiscal quarter ended June 30, 2003 but not during the prior fiscal quarter. In 2002, a similar sales promotion was conducted during the fiscal quarter ended March 31, but not in the fiscal quarter ended June 30. The Company had sought to change its pricing strategy in 2003 by changing its promotional strategy. No promotion was conducted in the first fiscal quarter of 2003 and, as a result, the variety wholesale class of trade delayed their purchases. Seeking to address their concerns, a promotion for this class of trade was conducted in the fiscal quarter ended June 30, 2003.

The MYO cigarette tobaccos and related products' sales continued their growth trend, increasing $2.8 million or 133.3% in comparison to the corresponding period of the prior year, which reflects increased consumer demand for MYO products and increased distribution. This growth was achieved despite a continuing out-of-stock situation with respect to the Company's cigarette tube products. This out-of-stock situation, which resulted in lost or delayed sales of $0.4 million during the fiscal quarter ended June 30, 2003, is expected to be remedied during the fiscal quarter ending September 30, 2003.

Gross Profit. Gross profit for the three months ended June 30, 2003 totaled $17.5 million, an increase of $7.8 million or 80.4% from the corresponding period of the prior year due primarily to the increase in premium cigarette paper sales as described above.


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Gross profit of the smokeless tobacco segment declined $0.2 million or 4.1% from the corresponding period of the prior year as the result of lower aggregate case volume. Gross margin for this segment increased to 50.0% of net sales for the current period from 48.0% in the corresponding period of the prior year due principally to the manufacturer's price increase.

Due to the significant sales increases of premium cigarette papers, gross profit of the MYO segment for the current period increased $8.0 million or 166.7%, as compared to the prior period. The gross margin for the MYO segment increased to 61.5% of net sales for the current period in comparison to 60.0% for the prior period. This increase in gross margin was due principally to the significant sales increase in the higher margin MYO premium cigarette paper sector, offset by the growth in the lower margin MYO cigarette tobacco and related products sector and a weakened US dollar as compared with the Euro.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended June 30, 2003 were $7.4 million, an increase of $1.5 million or 25.4% compared to the corresponding period of the prior year. As previously reported, during the second quarter of 2002, the Company undertook a review of its sales and marketing organization and its activities. Based on this review, the Company initiated a concentrated effort to expand and redirect its sales efforts with increased emphasis on the large chain convenience stores which have significant tobacco sales and, accordingly, represent significant growth opportunities for the Company. Further, as a component of this initiative, the Company's focus was to expand the distribution of its higher margin products. This initiative has resulted in increased sales and marketing expenses of $0.8 million during the second quarter of 2003 in comparison to the prior year. The remaining $0.7 million increase relates principally to increased compensation expenses, including fringe benefits, and new product development expenses associated with the development of a Zig-Zag(TM) premium cigarette brand.

Interest Expense and Financing Costs. Interest expense and financing costs for the three months ended June 30, 2003 totaled $4.7 million and were unchanged from the corresponding period of the prior year.

Other Expense. Other expense totaled $21.7 million for the three months ended June 30, 2003 as compared to $0.3 million during the corresponding period of the prior year. This increase resulted from the expensing of costs of $2.9 million associated with the termination of the Star Cigarette Asset Purchase Agreement and $18.6 million associated with the verdict in the Illinois Complaint, as described in Notes 9 and 10, respectively, to the Condensed Consolidated Financial Statements.

Income Tax Benefit. Income tax benefit was $6.2 million for the three months ended June 30, 2003, compared to a benefit of $0.4 million for the corresponding period of the prior year, due primarily to the Other expense of $21.7 million described above. The effective income tax rate for both periods was 38%.


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2003 was $10.1 million compared to a net loss of $0.7 million for the corresponding period of the prior year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net Sales. Net sales for the six months ended June 30, 2003 were $44.5 million, an increase of $4.3 million or 10.7% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $1.5 million or 7.9% from the corresponding period of the prior year. The aggregate case volume for this segment for the current period decreased by 11.0%, as compared to the prior period. This decrease was due to increased discounting from other loose leaf competitors, growth of the moist snuff value brands and discounting activity by moist snuff manufacturers, as well as a continuing industry-wide decline in the loose leaf sector of the smokeless tobacco segment. The impact of the declining volume of the Company's smokeless tobacco segment was partially offset by a price increase of 5% instituted in the fourth quarter of 2002.

Net sales of the Company's MYO segment increased $5.8 million or 27.5% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $2.8 million or 17.5% from the corresponding period of the prior year. This increase was due to higher premium cigarette paper sales resulting from enhanced sales promotion activities. The MYO cigarette tobaccos and related products sales increased by $3.0 million or 59.4% in comparison to the corresponding period of the prior year, which reflects increased consumer demand for MYO products and increased distribution. These sales increases were achieved despite a continuing out-of-stock situation with respect to the Company's cigarette tube products. This out-of-stock situation, which resulted in lost or delayed sales of $0.4 million, is expected to be remedied during the fiscal quarter ending September 30, 2003.

Gross Profit. Gross profit for the six months ended June 30, 2003 totaled $24.0 million, an increase of $1.0 million or 4.3% from the corresponding period of the prior year due to the increase in premium cigarette paper sales described above.

Gross profit of the smokeless tobacco segment decreased $0.4 million or 4.3% from the corresponding period of the prior year resulting from lower aggregate case volumes. Gross margin for this segment increased to 51.1% of net sales for the current period from 49.2% in the corresponding period of the prior year due principally to the manufacturer's price increase.

Gross profit of the MYO segment for the current period increased $1.4 million or 10.3%, as compared to the prior period. The gross margin of the MYO segment declined to 55.8% of net sales for the current period in comparison to 64.5% for the prior period. This reduction in gross margin was due principally to the sales mix resulting from the higher relative growth in the lower margin MYO cigarette tobacco and related products sector as compared to the lower relative growth in the higher margin premium cigarette paper sector. A stronger Euro in comparison to the US dollar has also resulted in a lower margin as compared to the same period of the prior year.


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 2003 were $14.4 million, an increase of $2.7 million or 23.1% compared to the corresponding period of the prior year. As previously reported, during the second quarter of 2002, the Company undertook a review of its sales and marketing organization and their activities. Based on this review, the Company initiated a concentrated effort to expand and redirect its sales efforts with increased emphasis on the large chain convenience stores, which have significant tobacco sales and, accordingly, represent significant growth opportunities for the Company. Further, as a component of this initiative, the Company's focus was to expand its distribution of its higher margin products. This initiative has resulted in increased sales and marketing expenses of $1.6 million in comparison to the corresponding period of the prior year. The remaining $1.1 million increase relates principally to increased compensation expenses, including fringe benefits, professional fees and new product development expenses associated with the development of a Zig-Zag(TM) premium cigarette brand.

Interest Expense and Financing Costs. Interest expense and financing costs were $9.3 million, a decrease of $0.1 million or 1.1% for the six months ended June 30, 2003 as compared to the corresponding period of the prior year. This reduction was due principally to a lower average outstanding loan balance.

Other Expense. Other expense was $22.0 million for the six months ended June 30, 2003 as compared to $0.7 million during the corresponding period of the prior year. This increase resulted from the expensing of costs of $2.9 million associated with the termination of the Star Cigarette Asset Purchase Agreement and $18.6 million associated with the verdict in the Illinois Complaint, as described in Notes 9 and 10, respectively, to the Condensed Consolidated Financial Statements.

Income Tax Benefit (Expense). Income tax benefit was $8.3 million for the six months ended June 30, 2003 compared to an expense of $0.5 million for the corresponding period of the prior year due primarily to the Other expense of $22.0 million described above. The effective income tax rate for both periods was 38%.

Net Income (Loss). Due to the factors described above, the net loss for the six months ended June 30, 2003 was $13.5 million compared to net income of $0.8 million for the corresponding period of the prior year.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At June 30, 2003, the Company had a working capital deficit of $144.2 million as compared to positive working capital of $32.3 million at December 31, 2002. The lower working capital position was primarily the result of (i) a reclassification to include the Senior Notes (as defined below), which mature on June 15, 2004, as current liabilities; and (ii) the accrual of $18.6 million as accrued litigation in current liabilities in the Condensed Consolidated Balance Sheet. Excluding the effects of the Senior Notes reclassification and the


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

accrued litigation, working capital declined $2.9 million, which resulted principally from an increase in borrowings under the revolving credit facility under the Loan Agreement referred to below (the "Revolving Credit Facility") to finance increased inventories and other operating expenses. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows and, if needed, borrowings under the Revolving Credit Facility. As of June 30, 2003, the Company had availability of $9.2 million under the Revolving Credit Facility. As more fully described below, the Revolving Credit Facility was reduced from $20 million to $15 million on July 31, 2003 and, as of August 6, 2003, the current availability under that facility is $5.2 million.

The Company is currently operating under a Loan Agreement, dated December 31, 2000, with Bank One, N.A. ("Bank One") as Agent and the banks named therein (as amended from time to time, the "Loan Agreement"). Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, on prime rates or LIBOR. On December 31, 2002, the Company entered into an Amendment to the Loan Agreement with Bank One in which the Revolving Credit Facility was increased to $20.0 million and extended to December 31, 2003. All terms of the original Loan Agreement remain in place except for the Fixed Charge Covenant, which was replaced with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement are guaranteed by its subsidiaries. As of June 30, 2003, the interest rate on borrowings under the Loan Agreement was 3.48%.

As described in Note 10 to the Condensed Consolidated Financial Statements with respect to the Illinois Complaint, the Company, in order to protect its rights, was required to post an $18.8 million judgment bond. This was accomplished by obtaining a $19.0 million Tranche B Term Loan pursuant to a July 31, 2003 amendment to the Loan Agreement. This Term Loan will bear interest at variable rates based, at the Company's option, on prime rates or LIBOR. Interest will be payable monthly and its maturity date is March 31, 2004. All terms and conditions of the current Revolving Credit Facility remain in place except the amount, which was reduced to $15.0 million. It is the Company's intention to refinance its obligations under the Loan Agreement prior to their maturity. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will be able to effect such a refinancing, there can be no assurance that such a refinancing will be obtained.

On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due June 15, 2004 (the "Senior Notes"). The Notes bear interest at the fixed rate of 11% per annum, payable semiannually on June 15 and December 15. Because the Senior Notes mature on June 15, 2004, they have been classified as a current liability in the Condensed Consolidated Balance Sheet. It is the Company's intention to refinance the Senior Notes prior to their maturity. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will successfully refinance the Senior Notes, there can be no assurance such refinancing will be obtained. In the event the Company is not able to refinance


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

the Senior Notes, its ability to continue as a going concern cannot be assured. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the occurrence of this contingency.

The Loan Agreement and the Senior Notes include cross default provisions and limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At June 30, 2003, the Company was in compliance with all provisions of the Loan Agreement and Senior Notes.

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

As a result of amendments to the Company's certificate of incorporation resulting from the Consent Solicitation, among other things, dividends on the Company's Preferred Stock are payable either in cash or through the issuance of additional shares of Preferred Stock. The Company has sufficient authorized and unissued shares of Preferred Stock to make its dividend payments through the issuance of additional shares. For the June 15, 2003 dividend payments, the Company chose to make these payments in-kind.

The Company believes that, in general, it maintains adequate inventories based on its historical and projected future sales activity and that it will be able to source its inventory requirements for the foreseeable future. In the event that growth in any area outstrips the Company's projections, the Company will likely incur a temporary out-of-stock situation, which will result in a loss of sales. This occurred within the six months period ended June 30, 2003, as the demand for cigarette tubes exceeded available supply, resulting in lost or delayed sales of $0.4 million.

The Company believes that any effect of inflation at current levels will continue to be minimal. Historically, the Company has been able to increase prices at a rate equal to or greater than that of inflation and believes that it will continue to be able to do so for the foreseeable future. In addition, the Company has been able to maintain a relatively stable variable cost structure for its products due, in part, to its successful procurement and reformulation activities with regard to its tobacco products and, in part, to its existing contractual agreement for the purchase of its premium cigarette papers.

Given its current operations, the Company believes that its capital expenditure requirements for 2003 will be $1.3 million. For the six months ended June 30, 2003, the Company had funded capital expenditures of $0.6 million.


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to those statements regarding: (i) our intentions with respect to the litigation with Republic Tobacco and our expectations regarding the ultimate outcome of such litigation; (ii) our ability to refinance obligations under the Loan Agreement; (iii) our ability to refinance the Senior Notes; (iv) our ability to redeem the Preferred Stock; (v) our ability to source inventory requirements; (vi) our belief that we will be able to continue to increase prices at a rate equal to or greater than inflation; and (vii) our ability to satisfy our capital requirements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could effect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes; competitive pressures; prevailing changes in consumer preferences; the ultimate outcome of the litigation with Republic Tobacco; consumer acceptance of new product introductions and other marketing initiatives; market acceptance of the Company's distribution programs for Zig-Zag(R) premium cigarette papers; access to sufficient quantities of raw material or inventory to meet any sudden increase in demand; disruption to historical wholesale ordering patterns; product liability litigation; and any disruption in access to capital necessary to achieve the Company's business strategy.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from that previously disclosed in the Company's Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Form 10-K for the year ended December 31, 2002.

Illinois Complaints.
--------------------

On July 8, 2003, following a four day trial, the jury returned a verdict in favor of Republic Tobacco, Inc. on defamation claims of $8.4 million in general damages and $10.2 million in punitive damages. On July 23, 2003, the Company filed a post-trial motion seeking to set aside the verdict, a new trial or, in the alternative, a reduction in damages. On July 30, 2003, the Court set a briefing schedule allowing Republic to file their response on August 8, 2003 and the Company to file its counter response on August 22, 2003. The Company's motion is scheduled to be argued on September 10, 2003. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. If the Company does not obtain the relief requested in its post-trial motion, the Company expects to appeal. The Company continues to believe that it has viable defenses to Republic's claims, including those relating to fair comment privilege and the innocent construction rule and that, if the judgment is not reversed in its entirety, the amount thereof should be substantially reduced. There can be no assurance, however, that the Company will prevail in obtaining relief pursuant to its post-trial motion or on appeal. Pursuant to the provisions of SFAS No. 5, "Accounting for Contingencies," the Company accrued $18.6 million in Other expense in the Condensed Consolidated Statement of Operations.

Minnesota Complaint.
--------------------

All of the plaintiff's claims for personal injury against the Company have been dismissed, and the Court denied the plaintiff's motion for reconsideration. Plaintiff has filed notice to appeal these dismissals and the parties are in the process of submitting briefs with respect thereto.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Texas Infringing Products Litigation.
-------------------------------------

On June 27, 2003, the Court found Import Warehouse and Ravi Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing Zig-Zag(TM) cigarette paper products. The Court requested that the Company and Bollore, SA (the Company's co-plaintiff in the case) file a submission detailing the damages incurred. The Company and Bollore filed their submission on July 25, 2003 which reports damages of $2.4 million. Import Warehouse and Mr. Bhatia are preparing their response.

California Infringing Products Litigation.
------------------------------------------

In addition to the judgment previously entered in Bollore, S.A. and the Company's (the "plaintiffs'") favor in the amount of $1.7 million, on March 27, 2003, the Court ordered Downey Wholesale Inc. and Fadel El-Shahawi (the "defendants'") to pay plaintiffs $751,000 in attorneys' fees and expenses. The defendants filed a motion to appeal and the Court has postponed the briefing schedule relating thereto pending a Court-sponsored mediation. The mediation is scheduled to begin on October 29, 2003.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           a. Exhibits.

           10.1 2003A Amendment to Loan Documents, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein.

           10.2 Subordination Agreement, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein.

           31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           b.       Reports on Form 8-K.

           (i) Form 8-K filed on July 11, 2003, reporting under Item 5 "Other Events" and including a copy of the press release announcing the jury verdict in the Republic Litigation as an Exhibit under Item 7 "Financial Statements, Pro Forma Information and Exhibits."

           (ii) Form 8-K filed on July 17, 2003, reporting under Item 5 "Other Events" and including a copy of the Termination Agreement between Star and the Company, the mutual releases executed by Star and the Company and the press release announcing the termination of the Star Cigarette Asset Purchase Agreement as Exhibits under Item 7 "Financial Statements, Pro Forma Information and Exhibits."


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                   SIGNATURES

           The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTH ATLANTIC TRADING COMPANY, INC.

Date:      August 8, 2003                /s/ Thomas F. Helms, Jr.
                                         ---------------------------------------
                                         Thomas F. Helms, Jr.
                                         Chief Executive Officer


                                         /s/ David I. Brunson
                                         ---------------------------------------
                                         David I. Brunson
                                         Chief Financial Officer




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.