Form 10-Q
period 2003-09-30
NORTH ATLANTIC TRADING CO INC
filed 2003-11-12
CIK 1042787

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459



[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003
                                                    or
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 528,241 shares of common stock, $.01 par value, as of November 10, 2003.

PART I.

                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands except share data)
                                   (unaudited)

                                                                                    September 30,                   December 31,
                                                                                        2003                            2002
                                                                                  ----------------                ----------------
Current assets:
      Cash                                                                        $            34                 $           805
      Accounts receivable, net                                                              9,245                           7,651
      Inventories                                                                          42,374                          40,818
      Income taxes receivable                                                                 910                             887
      Other current assets                                                                  4,478                           3,457
                                                                                  ----------------                ----------------
           Total current assets                                                            57,041                          53,618

Property, plant and equipment, net                                                          6,104                           5,158

Deferred income taxes                                                                      31,918                          24,916

Deferred financing costs                                                                    1,603                           2,642

Goodwill                                                                                  123,557                         123,557

Other assets                                                                                4,571                           3,703
                                                                                  ----------------                ----------------
           Total assets                                                           $       224,794                 $       213,594
                                                                                  ================                ================
Current liabilities:
      Accounts payable                                                            $         2,949                 $         2,868
      Accrued expenses                                                                      7,023                           2,429
      Deferred income taxes                                                                10,552                          10,552
      Revolving credit facility                                                             4,500                           5,500
      Senior secured term loan                                                             19,000                               -
      Senior Notes                                                                        155,000                               -

           Total current liabilities                                                      199,024                          21,349

Senior Notes                                                                                    -                         155,000
Other long-term liabilities                                                                12,436                          12,793
                                                                                  ----------------                ----------------
           Total liabilities                                                              211,460                         189,142
                                                                                  ----------------                ----------------
Commitments and contingencies

Preferred Stock, (mandatory redemption value of $63,143 and $57,805,
   respectively)                                                                           63,143                          57,805
                                                                                  ----------------                ----------------


                                                                                    September 30,                   December 31,
                                                                                        2003                            2002
                                                                                  ----------------                ----------------

Stockholders' Deficit:
      Common stock, voting, $.01 par value authorized shares, 750,000;
         issued and outstanding shares, 528,241                                                 5                               5
      Common stock, nonvoting, $.01 par value; authorized shares,
         750,000; issued and outstanding shares, -0-                                            -                               -
      Additional paid-in capital                                                            9,553                           9,246
      Loans to stockholders for stock purchases                                              (166)                           (157)
      Accumulated other comprehensive loss                                                 (1,125)                         (1,125)
      Accumulated deficit                                                                 (58,076)                        (41,322)
                                                                                  ----------------                ----------------
           Total stockholders' deficit                                                    (49,809)                        (33,353)
                                                                                  ----------------                ----------------
           Total liabilities and stockholders' deficit                            $       224,794                 $       213,594
                                                                                  ================                ================





               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                                     Three months                   Three months
                                                                                        Ended                           Ended
                                                                                  September 30, 2003             September 30, 2002
                                                                                  ------------------             ------------------
Net sales                                                                         $        28,718                 $        26,014

Cost of sales                                                                              11,836                          10,537
                                                                                  ------------------             ------------------
      Gross profit                                                                         16,882                          15,477

Selling, general and administrative expenses                                                7,886                           6,302
                                                                                  ------------------             ------------------
      Operating income                                                                      8,996                           9,175

Interest expense and financing costs, net                                                   4,817                           4,676

Other expense                                                                                 839                             681
                                                                                  ------------------             ------------------
      Income before income tax expense                                                      3,340                           3,818

Income tax expense                                                                          1,269                           1,451
                                                                                  ------------------             ------------------
      Net income                                                                            2,071                           2,367

Preferred stock dividends                                                                  (1,839)                         (1,630)

Net gain on restructuring of preferred stock                                                    -                           5,448
                                                                                  ------------------             ------------------
      Net income applicable to common shares                                      $           232                 $         6,185
                                                                                  ==================             ==================
Basic earnings per common share:
      Net income                                                                  $          3.92                 $          4.48

      Preferred stock dividends                                                             (3.48)                          (3.09)

      Net gain on restructuring of preferred stock                                           -                              10.32
                                                                                  ------------------             ------------------
      Net income applicable to common shares                                      $          0.44                 $         11.71
                                                                                  ==================             ==================
Diluted earnings per common share:
      Net income                                                                  $          3.36                 $          3.62

      Preferred stock dividends                                                             (2.98)                          (2.50)

      Net gain on restructuring of preferred stock                                           -                               8.34
                                                                                  ------------------             ------------------
      Net income applicable to common shares                                      $          0.38                 $          9.46
                                                                                  ==================             ==================


                                                                                     Three months                   Three months
                                                                                        Ended                           Ended
                                                                                  September 30, 2003             September 30, 2002
                                                                                  ------------------             ------------------
Weighted average common shares outstanding:
      Basic                                                                                528.2                           528.2
      Diluted                                                                              616.8                           653.5






               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                                     Nine months                     Nine months
                                                                                        Ended                           Ended
                                                                                  September 30, 2003             September 30, 2002
                                                                                  ------------------             ------------------
Net sales                                                                         $        73,218                 $        66,184

Cost of sales                                                                              32,290                          27,736
                                                                                  ------------------             ------------------
      Gross profit                                                                         40,928                          38,448

Selling, general and administrative expenses                                               22,352                          17,955
                                                                                  ------------------             ------------------
      Operating income                                                                     18,576                          20,493

Interest expense and financing costs, net                                                  14,130                          14,074

Other expense                                                                              22,857                           1,375
                                                                                  ------------------             ------------------
      Income (loss) before income tax expense (benefit)                                   (18,411)                          5,044

Income tax expense (benefit)                                                               (6,996)                          1,917
                                                                                  ------------------             ------------------
      Net income (loss)                                                                   (11,415)                          3,127

Preferred stock dividends                                                                  (5,339)                         (5,270)

Net gain on restructuring of preferred stock                                                    -                           5,448
                                                                                  ------------------             ------------------
      Net income (loss) applicable to common shares                               $       (16,754)                $         3,305
                                                                                  ==================             ==================
Basic and Diluted earnings per common share:
      Net income (loss)                                                           $        (21.61)                $          5.92

      Preferred stock dividends                                                            (10.11)                          (9.98)

      Net gain on restructuring of preferred stock                                           -                              10.32
                                                                                  ------------------             ------------------
      Net income (loss) applicable to common shares                               $        (31.72)                $          6.26
                                                                                  ==================             ==================
Basic and Diluted earnings per common share:
      Net income (loss)                                                           $        (21.61)                $          4.79

      Preferred stock dividends                                                            (10.11)                          (8.07)

      Net gain on restructuring of preferred stock                                           -                               8.34
                                                                                  ------------------             ------------------
      Net income (loss) applicable to common shares                               $        (31.72)                $          5.06
                                                                                  ==================             ==================


                                                                                     Nine months                     Nine months
                                                                                        Ended                           Ended
                                                                                  September 30, 2003             September 30, 2002
                                                                                  ------------------             ------------------
Weighted average common shares outstanding:
      Basic                                                                                528.2                           528.2
      Diluted                                                                              528.2                           653.5





               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                 Nine months                     Nine months
                                                                                    Ended                           Ended
                                                                              September 30, 2003             September 30, 2002
                                                                              ------------------             ------------------
Cash flows from operating activities:
Net income (loss)                                                             $       (11,415)                $         3,127
Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
      Depreciation                                                                        375                             525
      Amortization of deferred financing costs                                          1,039                           1,039
      Deferred income taxes                                                            (7,002)                          1,917
      Changes in operating assets and liabilities:
           Accounts receivable, net                                                    (1,594)                         (1,968)
           Inventories                                                                 (1,556)                          1,326
           Other current assets                                                        (1,044)                         (1,202)
           Other assets                                                                  (868)                           (580)
           Accounts payable                                                                81                          (1,150)
           Accrued expenses and other                                                   4,594                           3,631
           Other Long-Term Liabilities                                                   (357)                              -
                                                                              ------------------             ------------------
           Net cash provided by (used in) operating activities                        (17,747)                          6,665
                                                                              ------------------             ------------------
Cash flows from investing activities:
      Capital expenditures                                                             (1,321)                           (386)
                                                                              ------------------             ------------------
           Net cash provided by (used in) investing activities                         (1,321)                           (386)
                                                                              ------------------             ------------------
Cash flows from financing activities:
      Proceeds (payments to) from revolving credit facility                            (1,000)                          3,500
      Payments on term loans                                                                -                          (9,375)
      Consent Solicitation expense                                                          -                          (1,166)
      Senior Secured Term Loan                                                         19,000                               -
      Other                                                                               297                              (6)
                                                                              ------------------             ------------------
           Net cash provided by (used in) financing activities                         18,297                          (7,047)
                                                                              ------------------             ------------------
           Net decrease in cash                                                          (771)                           (768)

Cash, beginning of period                                                                 805                           1,130
                                                                              ------------------             ------------------
Cash, end of period                                                           $            34                 $           362
                                                                              ==================             ==================

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

              NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in North Atlantic Trading Company, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2002.

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

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which indicates that the Company will be able to realize its assets and liquidate its liabilities in the normal course of business. The Company's 11% Senior Notes (the "Notes") mature on June 15, 2004, and as such, have been classified as a current liability in the condensed consolidated balance sheet. The Company's senior secured bank loan facilities include a revolving credit facility that matures on December 31, 2003 and a term loan that matures on March 31, 2004. In addition, the Company's 12% Senior Exchange Payment-in-Kind Preferred Stock (the "Preferred Stock") is subject to mandatory redemption on June 15, 2005. It is the Company's intention to refinance the Notes and senior secured bank loan facilities prior to their scheduled maturities and to redeem the Preferred Stock prior to the date of mandatory redemption. Although the Company believes it will successfully refinance such obligations, there can be no assurance such refinancing will be obtained. In the event the Company is not able to effect such refinancing, its ability to continue to operate as a going concern cannot be assured. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the occurrence of this contingency.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs were $0.7 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively, and $2.0 million and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys

General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of cigarettes as well as make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. The Company deposited $0.9 million on April 15, 2003 for its 2002 sales activity. As of September 30, 2003, the Company has recorded total escrow deposits as an Other asset of $2.9 million, including $0.9 million relative to sales recognized during the nine months ended September 30, 2003.

3.         INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The impact of LIFO decreased the net income of the Company by $0.1 million for the three months ended September 30, 2003 and increased the net loss of the Company by $0.2 million for the three months ended September 30, 2002. The impact of LIFO increased the net loss of the Company by $0.4 million and $0.7 million for the nine months ended September 30, 2003 and 2002, respectively.

The components of inventories are as follows (amounts in thousands):

                                                               9/30/03                     12/31/02
                                                          ----------------              ----------------
            Raw materials and work in process              $       4,378                 $       3,111
            Leaf tobacco                                           8,357                        10,328
            Finished goods - loose leaf tobacco                    4,571                         4,174
            Finished goods - MYO products                          6,716                         4,722
            Finished goods - premium cigarettes                      148                             -
            Other                                                    849                           728
                                                          ----------------              ----------------
                                                                  25,019                        23,063
            LIFO reserve                                          17,355                        17,755
                                                          ----------------              ----------------
                                                           $      42,374                 $      40,818
                                                          ================              ================


4.         PROVISION FOR INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2003 and September 30, 2002 was computed based on the estimated annual effective income tax rate of 38%.

5.         PARENT-ONLY FINANCIAL INFORMATION

North Atlantic Trading Company, Inc. is a holding company with no operating assets. Its assets consist primarily of its investment in subsidiaries, deferred income tax assets related to the differences between the book and tax basis of its investment in National Tobacco Company, L.P., a subsidiary of the Company, and deferred financing costs related to its debt. All of the Company's subsidiaries are wholly-owned and guarantee the Company's debt on a full, unconditional and joint and several basis. In management's opinion, separate financial statements of the subsidiaries are not meaningful and, therefore, are not included herein. The following represents unaudited parent-only summarized financial information of North Atlantic Trading Company, Inc. (amounts in thousands):

                                                                 9/30/03                     12/31/02
                                                             ----------------            ----------------
      Noncurrent assets...................................    $     205,869               $     189,129
      Current liabilities.................................          190,697                      10,732
      Noncurrent liabilities..............................                -                     155,000
      Redeemable preferred stock..........................           63,143                      57,805


For the three months ended September 30:                           2003                        2002
                                                             ----------------            ----------------
      Equity in earnings of subsidiaries                      $       6,005               $       5,869
      Interest expense                                               (4,857)                     (4,709)
      Income tax benefit                                                947                       1,222
                                                             ----------------            ----------------
      Net income before preferred stock dividends             $       2,095               $       2,382
                                                             ================            ================


For the nine months ended September 30:                            2003                        2002
                                                             ----------------            ----------------
      Equity in earnings of subsidiaries                      $      (8,677)              $      14,173
      Interest expense                                              (14,231)                    (14,185)
      Income tax benefit                                             11,337                       3,196
                                                             ----------------            ----------------
      Net income (loss) before preferred stock
         dividends                                            $     (11,571)              $       3,184
                                                             ================            ================

6.         FINANCIAL INSTRUMENTS

The Company occasionally uses short-term forward currency contracts to hedge the risk in foreign currency exchange rates. In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," the Company's policy is to designate its forward currency contracts as cash flow hedges of its anticipated purchases in Euros. As of September 30, 2003, the Company had no outstanding forward currency contracts.

7.         RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
           (dollars in thousands, except per share amounts):

THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------
                                                                 Income                  Shares                 Per Share
                                                              (Numerator)             (Denominator)               Amount
                                                            ---------------         -----------------         --------------
Basic:
Net income                                                   $      2,071
Less:  preferred stock dividends                                   (1,839)
                                                            ---------------
      Net income applicable to common shares                 $        232                 528,241                $    0.44
                                                            ===============         =================         ==============
Diluted:
Net income                                                   $      2,071
Less:  preferred stock dividends                                   (1,839)
                                                            ---------------
      Net income applicable to common shares                 $        232                 616,783                $    0.38
                                                            ===============         =================         ==============

THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------
                                                                 Income                  Shares                 Per Share
                                                              (Numerator)             (Denominator)               Amount
                                                            ---------------         -----------------         --------------
Basic:
Net income                                                   $      2,367
Less:  preferred stock dividends                                   (1,630)
Plus:  net gain on restructuring of preferred stock                 5,448
                                                            ---------------
      Net income applicable to common shares                 $      6,185                 528,241                $   11.71
                                                            ===============         =================         ==============
Diluted:
Net income                                                   $      2,367
Less:  preferred stock dividends                                   (1,630)
Plus:  net gain on restructuring of preferred stock                 5,448
                                                            ---------------
      Net income applicable to common shares                 $      6,185                 653,541                $    9.46
                                                            ===============         =================         ==============

NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------
                                                                 Income                  Shares                 Per Share
                                                              (Numerator)             (Denominator)               Amount
                                                            ---------------         -----------------         --------------
Basic and Diluted:
Net loss                                                     $    (11,415)
Less:  preferred stock dividends                                   (5,339)
                                                            ---------------
      Net loss applicable to common shares                   $    (16,754)                528,241                $  (31.72)
                                                            ===============         =================         ==============


NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------
                                                                 Income                  Shares                 Per Share
                                                              (Numerator)             (Denominator)               Amount
                                                            ---------------         -----------------         --------------
Basic:
Net income                                                   $      3,127
Less:  preferred stock dividends                                   (5,270)
Plus:  net gain on restructuring of preferred stock                 5,448
                                                            ---------------
      Net income applicable to common shares                 $      3,305                 528,241                $    6.26
                                                            ===============         =================         ==============
Diluted:
Net income                                                   $      3,127
Less:  preferred stock dividends                                   (5,270)
Plus:  net gain on restructuring of preferred stock                 5,448
                                                            ---------------
      Net income applicable to common shares                 $      3,305                 653,541                $    5.06
                                                            ===============         =================         ==============

The calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 81,211 shares for the nine months period ended September 30, 2003 were excluded from the diluted per share computations as their effects were antidilutive. Common stock equivalent shares from stock options representing 28,915 and 97,867 shares for the three and nine months period ended September 30, 2003, respectively, were excluded from the diluted per share computations as their effects were antidilutive.

8.         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment using a two-step process. The first step is a test for potential impairment, and the second measures the amount of impairment, if any. Upon adopting SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. In completing the required first step of the transitional impairment test for 2002, the Company incurred no impairment. Subsequent impairments, if any, will be classified as an operating expense. In addition, SFAS 142 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. The provisions of SFAS 146, as related to exit or disposal activities, are effective for transactions occurring after December 31, 2002. To date, the adoption of SFAS 146 has not had an impact on the Company's financial statements.

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

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For all variable interest entities, the provisions of FIN 46, as amended by FASB Staff Position 46-6, must be applied for the first interim or annual period ending after December 15, 2003. As the Company does not hold any variable interest entities, FIN 46 does not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries, as amended by FASB Staff Position 150-3, has been deferred, for an indefinite period. The provisions of SFAS 150 relating to all other financial instruments apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 is delayed for nonpublic companies to fiscal periods beginning after December 15, 2003. In accordance with the foregoing, the Company is assessing the impact of the adoption of SFAS 150 on its financial statements.

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

The Company incurred $3.1 million of direct costs, including the $2.0 million earnest money deposit referred to above, in connection with this transaction. These costs were expensed during the quarter ended June 30, 2003 and are included in Other Expenses in the Condensed Consolidated Statements of Operations.

10.        CONTINGENCIES

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's Quarterly

Reports on Form 10-Q for the fiscal quarters ended March 31, 2003 and June 30, 2003.

Illinois Complaint.
-------------------

On July 8, 2003, following a four day trial, the jury returned a verdict in favor of Republic Tobacco, Inc. on defamation claims of $8.4 million in general damages and $10.2 million in punitive damages. On July 23, 2003, the Company filed a post-trial motion seeking to set aside the verdict, a new trial or, in the alternative, a reduction in damages. On July 30, 2003, the Court set a briefing schedule allowing Republic to file their response on August 8, 2003 and the Company to file its counter response on August 22, 2003. Arguments of these briefs were scheduled for September 10, 2003, but were postponed by the Court. A new date has not been established by the Court. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million Senior secured term loan pursuant to a July 31, 2003 amendment to the Loan Agreement. If the Company does not obtain the relief requested in its post-trial motion, the Company expects to appeal. The Company continues to believe that it has viable defenses to Republic's claims, including those relating to fair comment privilege and the innocent construction rule and that, if the judgment is not reversed in its entirety, the amount thereof should be substantially reduced. There can be no assurance, however, that the Company will prevail in obtaining relief pursuant to its post-trial motion or on appeal.

Minnesota Complaint.
--------------------

All of the plaintiff's claims for personal injury against the Company have been dismissed, and the Court denied the plaintiff's motion for reconsideration. Plaintiff has appealed the dismissal. Briefing has been completed. Although no date has been set for oral arguments, the Company anticipates that such arguments will likely be scheduled for either December 2003 or February 2004.

Texas Infringing Products Litigation.
-------------------------------------

On June 27, 2003, the Court found Import Warehouse and Ravi Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing Zig-Zag(R) cigarette paper products. The Court requested that the Company and Bollore, S.A. (the Company's co-plaintiff in the case) file a submission detailing the damages incurred. The Company and Bollore filed their submission on July 25, 2003 which reported and requested damages of $2.4 million. Briefing has been completed and the parties are awaiting the decision of the Court.

California Infringing Products Litigation.
------------------------------------------

In addition to the judgment previously entered in favor of Bollore, S.A. and the Company (the "plaintiffs'") in the amount of $1.7 million, on March 27, 2003, the Court ordered Downey Wholesale Inc. and Fadel El-Shahawi (the "defendants'") to pay plaintiffs $751,000 in attorneys' fees and expenses. The defendants filed a notice of appeal and the Court postponed the briefing schedule relating thereto pending Court-sponsored mediation which was held on October 30, 2003. During the course of the mediation, the parties agreed to settle the case for the sum of $1.5 million, to be divided equally by the plaintiffs, and a permanent injunction against the sale of infringing Zig-Zag(R) premium cigarette paper products by defendants.

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

Persons affiliated with the initial purchases of the Preferred Stock were also issued warrants, with an original fair value of $0.7 million, to purchase 19,050 shares of common stock of the Company for $0.01 per share, exercisable immediately. The original fair value of these warrants was recorded in equity, with a corresponding amount recorded as a discount to the preferred stock.

12.        SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has three reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products that are distributed nationally primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes nationally premium cigarette papers and contract manufactures and distributes nationally cigarette tobaccos and related products, primarily through wholesale distributors in the United States. The premium cigarette segment contract manufactures and distributes premium manufactured cigarettes through wholesale distributors in selected areas of the United States.

The accounting policies of the segments are the same as those of the Company. Segment data includes a charge allocating all corporate costs to the smokeless tobacco and make-your-own segments based on percentage of net sales. Eliminations and Other include the assets of the Company not assigned to segments and the elimination of inter-company accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses ("Adjusted EBITDA").

The table below presents financial information about reported segments as of and for the three months and nine months ended September 30, 2003 and 2002, respectively (amounts in thousands). Certain amounts relating to 2002 have been reclassified to conform to the 2003 presentation.

                                   SMOKELESS                                    PREMIUM
    FOR THE THREE MONTHS ENDED:     TOBACCO           MAKE-YOUR-OWN           MANUFACTURED      ELIMINATIONS
         SEPTEMBER 30, 2003         PRODUCTS         TOBACCO PRODUCTS          CIGARETTES        AND OTHER             TOTAL
-------------------------------   -----------        ----------------        --------------     ------------       -------------
Net Sales                         $     9,097        $        19,595         $           26     $          -       $      28,718
Operating Income                        3,075                  7,498                 (1,577)               -               8,996
Adjusted EBITDA                         3,581                  7,745                 (1,577)               -               9,749
Assets                                 64,785                264,761                  1,508         (106,260)            224,794

         SEPTEMBER 30, 2002
-------------------------------
Net Sales                         $     8,743        $        17,271         $            -     $          -       $      26,014
Operating Income                        1,404                  7,771                      -                -               9,175
Adjusted EBITDA                         2,079                  7,921                      -                -              10,000
Assets                                 66,409                245,765                      -          (98,051)            214,123

                                   SMOKELESS                                   PREMIUM
     FOR THE NINE MONTHS ENDED:     TOBACCO           MAKE-YOUR-OWN          MANUFACTURED       ELIMINATIONS
         SEPTEMBER 30, 2003         PRODUCTS         TOBACCO PRODUCTS         CIGARETTES          AND OTHER            TOTAL
-------------------------------   -----------        ----------------        --------------     ------------       -------------
Net Sales                         $    26,715        $        46,477         $           26     $          -       $      73,218
Operating Income                        6,843                 13,310                 (1,577)               -              18,576
Adjusted EBITDA                         8,466                 13,857                 (1,577)               -              20,746
Assets                                 64,785                264,761                  1,508         (106,260)            224,794


         SEPTEMBER 30, 2002
-------------------------------
Net Sales                         $    27,798        $        38,386         $            -     $          -       $      66,184
Operating Income                        5,622                 14,871                      -                -              20,493
Adjusted EBITDA                         7,797                 15,321                      -                -              23,118
Assets                                 66,409                245,764                      -          (98,051)            214,123


The following table is a reconciliation of the Company's Net income (loss) to Adjusted EBITDA for the three months and nine months ended September 30, 2003 and 2002, respectively (amounts in thousands):

                                                   FOR THE THREE MONTHS ENDED:                    FOR THE NINE MONTHS ENDED:
                                                          SEPTEMBER 30                                   SEPTEMBER 30
                                             --------------------------------------         --------------------------------------
                                                  2003                    2002                   2002                    2002
                                             --------------          --------------         --------------          --------------
Net income (loss)                            $       2,071           $       2,367          $     (11,415)          $       3,127
Interest expense, net and amortization of
   deferred financing fees                           4,817                   4,676                 14,130                  14,074
Income tax expense (benefit)                         1,269                   1,451                 (6,996)                  1,917
Depreciation                                           125                     175                    375                     525
Other expense                                          839                     681                 22,857                   1,375
LIFO adjustment                                        (50)                    350                    400                   1,200
Stock option compensation expense                      184                      25                    307                      75
Postretirement/Pension expense                         494                     275                  1,088                     825
                                             --------------          --------------         --------------          --------------
Adjusted EBITDA                              $       9,749           $      10,000          $      20,746           $      23,118
                                             ==============          ==============         ==============          ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company competes in three distinct markets: (1) the smokeless tobacco market; (2) the Make-Your-Own ("MYO") cigarette market; and (3) the manufactured cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector; the MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector; and the manufactured cigarette market includes the Company's premium quality manufactured cigarettes. The Company manufactures and markets loose leaf chewing tobacco; imports and distributes MYO premium cigarette papers; contract manufactures and markets MYO cigarette tobaccos and related products; and contract manufactures and distributes premium quality manufactured cigarettes through wholesale distributors in selected areas in the United States.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Sales. Consolidated net sales for the three months ended September 30, 2003 were $28.7 million, an increase of $2.7 million or 10.4% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $0.4 million or 4.6% from the corresponding period of the prior year. For the current period, this segment's aggregate case volume decreased by 5.3% as compared to the prior period. This decrease is attributable to increased discounting from other loose leaf competitors, growth of the moist snuff value brands and discounting activity by moist snuff manufacturers, as well as to a continuing industry-wide decline in sales volume in the loose leaf sector of the smokeless tobacco segment. The impact of the declining volume of the Company's smokeless tobacco segment was partially offset by two price increases of approximately 5% each, one instituted in the fourth quarter of 2002 and one instituted in the third quarter of 2003.

Net sales of the Company's MYO segment increased $2.3 million or 13.3% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $1.7 million or 12.4% from the corresponding period of the prior year. This increase was attributable to a successful sales promotion of premium cigarette papers for the variety wholesale class of trade which was conducted during the fiscal quarter ended September 30, 2003.

The MYO cigarette tobaccos and related products' net sales continued their growth trend, increasing $0.6 million or 17.1% in comparison to the corresponding period of the prior year, reflecting increased consumer demand for MYO products and increased distribution. This growth was achieved despite a continuing out-of-stock situation with respect to the Company's cigarette tube products. This out-of-stock situation, which resulted in lost or delayed sales of $0.2 million during the fiscal quarter ended September 30, 2003, is expected to be remedied during the fourth quarter of 2003.

Sales of premium quality manufactured cigarettes commenced late in the third quarter of 2003. To date, initial operations have not been significant.

Gross Profit. Consolidated gross profit for the three months ended September 30, 2003 totaled $16.9 million, an increase of $1.4 million or 9.0% from the corresponding period of the prior year due primarily to higher profit margins in the smokeless tobacco segment and an increase in premium cigarette paper net sales.

Gross profit of the smokeless tobacco segment increased $1.1 million or 26.2% from the corresponding period of the prior year. Gross margin for this segment increased to 58.2% of net sales for the current period from 48.3% in the corresponding period of the prior year due principally to the Company's price increases.

Gross profit of the MYO segment for the current period increased $0.3 million or 2.7%, as compared to the prior period. The gross margin for the MYO segment decreased to 59.2% of net sales for the current period in comparison to 65.3% for the prior period. This reduction in gross margin was due principally to higher cost of goods sold with respect to MYO premium cigarette papers resulting from a stronger Euro in comparison to the U.S. dollar.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended September 30, 2003 were $7.9 million, an increase of $1.6 million or 25.4% compared to the corresponding period of the prior year. This increase substantially relates to the commencement of operations in the Premium Quality manufactured cigarette segment.

Interest Expense and Financing Costs. Interest expense and financing costs for the three months ended September 30, 2003 totaled $4.8 million, an increase of $0.1 million or 2.1% compared to the corresponding period of the prior year. This increase relates to higher overall debt balances due to the need to fund an

$18.8 million judgment bond in connection with certain litigation with Republic Tobacco, Inc. as described in Part II, Item 1, under "Legal Proceedings."

Other Expense. Other expense totaled $0.8 million for the three months ended September 30, 2003 relating to funding expenses associated with the judgment bond, referenced above. Other expense in 2002 totaled $0.7 million for the three months ended September 30, 2002, representing legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers, which are detailed in
Part II, Item 1 under "Legal Proceedings."

Income Tax Expense. Income tax expense was $1.3 million for the three months ended September 30, 2003, compared to $1.5 million for the corresponding period of the prior year. The effective income tax rate for both periods was 38%.

Net Income. Due to the factors described above, net income for the three months ended September 30, 2003 was $2.1 million compared to $2.4 million for the corresponding period of the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Sales. Consolidated net sales for the nine months ended September 30, 2003 were $73.2 million, an increase of $6.9 million or 10.4% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $1.1 million or 4.0% from the corresponding period of the prior year. For the current period, the aggregate case volume for this segment decreased by 9.2%, as compared to the prior period. This decrease was due to increased discounting from other loose leaf competitors, growth of the moist snuff value brands and discounting activity by moist snuff manufacturers, as well as to a continuing industry-wide decline in sales volume in the loose leaf sector of the smokeless tobacco segment. The impact of the declining volume of the Company's smokeless tobacco segment was partially offset by two price increases of approximately 5% each, one instituted in the fourth quarter of 2002 and one instituted in the third quarter of 2003.

Net sales of the Company's MYO segment increased $8.0 million or 20.8% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $3.7 million or 12.9% from the corresponding period of the prior year. This increase was due to higher premium cigarette paper sales resulting from enhanced sales promotion activities. The MYO cigarette tobaccos and related products sales increased by $4.3 million or 48.3% in comparison to the corresponding period of the prior year, which reflects increased consumer demand for MYO products and increased distribution. These sales increases were achieved despite a continuing out-of-stock situation with respect to the Company's cigarette tube products. This out-of-stock situation, which resulted in lost or delayed sales of $0.2 million during the nine months ended September 30, 2003, is expected to be remedied during the fourth quarter of 2003.

Sales of premium quality manufactured cigarettes commenced late in the third quarter of 2003. To date, initial operations have not been significant.

Gross Profit. Consolidated gross profit for the nine months ended September 30, 2003 totaled $40.9 million, an increase of $2.4 million or 6.2% from the corresponding period of the prior year due to the increases in net sales of premium cigarette papers and MYO cigarette tobaccos and related products, as described above.

Gross profit of the smokeless tobacco segment increased $0.7 million or 5.1% from the corresponding period of the prior year. Gross margin for this segment increased to 53.6% of net sales for the current period from 48.9% in the corresponding period of the prior year due principally to the Company's price increases coupled with lower LIFO expense.

Gross profit of the MYO segment for the current period increased $1.7 million or 6.8%, as compared to the prior period. The gross margin of the MYO segment declined to 57.2% of net sales for the current period in comparison to 64.7% for the prior period. This reduction in gross margin was due principally to higher cost of goods with respect MYO premium cigarette papers resulting from a stronger Euro in comparison to the U.S. dollar.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2003 were $22.3 million, an increase of $4.3 million or 23.9% compared to the corresponding period of the prior year. As reported during the second quarter of 2002, the Company undertook a review of its sales and marketing organization and their activities. Based on this review, the Company initiated a concentrated effort to expand and redirect its sales efforts with increased emphasis on the large chain convenience stores, which have significant tobacco sales and, accordingly, represent significant growth opportunities for the Company. Further, as a component of this initiative, the Company's focus was to expand its distribution of its higher margin products. This initiative has resulted in increased sales and marketing expenses of $2.2 million in comparison to the corresponding period of the prior year. In addition, the commencement of operations in the Premium manufactured cigarette segment increased expenses by $1.6 million during the nine months ending September 30, 2003 as compared with the corresponding period of the prior year.

Interest Expense and Financing Costs. Interest expense and financing costs for the nine months ended September 30, 2003 totaled $14.1 million and were unchanged from the prior period.

Other Expense. Other expense was $22.9 million for the nine months ended September 30, 2003. This resulted from the expensing of costs of $3.1 million associated with the termination of the Star Cigarette Asset Purchase Agreement and $18.8 million associated with a judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc., as described in Part II, Item 1 under "Legal Proceedings." Other expense in 2002 totaled $1.4 million representing legal, investigative and related expenses with respect to the Texas and California Infringing Products Litigations involving Zig-Zag(R) premium cigarette papers which are detailed in Part II, Item 1 under "Legal Proceedings."

Income Tax Benefit (Expense). Income tax benefit was $7.0 million for the nine months ended September 30, 2003 compared to an expense of $1.9 million for the corresponding period of the prior year due primarily to Other Expense of $22.9 million described above. The effective income tax rate for both periods was 38%.

Net Income (Loss). Due to the factors described above, net loss for the nine months ended September 30, 2003 was $11.4 million compared to net income of $3.1 million for the corresponding period of the prior year.

                       LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2003, the Company had a working capital deficit of $142.0 million as compared to positive working capital of $32.3 million at December 31, 2002. The lower working capital position was primarily the result of (i) a reclassification to include the Senior Notes (as defined below), which mature on June 15, 2004, as current liabilities, and (ii) the incurrence of a $19.0 million Senior secured term loan used to fund the judgment bond relative to the Illinois Complaint as described in Note 10 of the Condensed Consolidated Financial Statements. In addition to the effects of the Senior Notes reclassification and the Senior secured term loan, working capital declined $0.3 million, which resulted principally from purchases of property, plant and equipment. The Company expects to continue to fund its seasonal working capital requirements through its operating cash flows and, if needed, borrowings under the Loan Agreement referred to below (the "Revolving Credit Facility"). As of September 30, 2003, the Company had additional availability of $9.2 million under the Revolving Credit Facility.

The Company is currently operating under a Loan Agreement, dated December 31, 2000, with Bank One, N.A. ("Bank One"), as Agent, and the banks named therein (as amended from time to time, the "Loan Agreement"). Borrowings under the Loan Agreement bear interest at variable rates based, at the Company's option, on prime rates or LIBOR. On December 31, 2002, the Company entered into an Amendment to the Loan Agreement with Bank One in which the Revolving Credit Facility was increased to $20.0 million and the maturity thereof was extended to December 31, 2003. All other terms of the original Loan Agreement remain in place except for the Fixed Charge Covenant, which was replaced with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement are guaranteed by its subsidiaries. As of September 30, 2003, the interest rate on borrowings under the Loan Agreement was 3.47%.

As described in Note 10 to the Condensed Consolidated Financial Statements with respect to the Illinois Complaint, the Company, in order to protect its rights, was required to post an $18.8 million judgment bond. This was accomplished by obtaining a $19.0 million Tranche B Term Loan pursuant to a July 31, 2003 amendment to the Loan Agreement. This Term Loan will bear interest at variable rates based, at the Company's option, on prime rates or LIBOR. Interest will be payable monthly and its maturity date is March 31, 2004. Under the amendment to the Loan Agreement, all terms and conditions of the Revolving Credit Facility remain in place except for the amount, which was reduced to $15.0 million on July 31, 2003. It is the Company's intention to refinance its obligations under the Loan Agreement prior to their maturity. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will be able to effect such a refinancing, there can be no assurance that such a refinancing will be obtained. In the event the Company is not able to effect the refinancing, its ability to continue as a going concern cannot be assured. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the occurrence of that contingency.

On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due June 15, 2004 (the "Senior Notes"). The Notes bear interest at the fixed rate of 11% per annum, payable semiannually on June 15 and December 15. Because the Senior Notes mature on June 15, 2004, they have been classified as a current liability in the Condensed Consolidated Balance Sheet. It is the Company's intention to refinance the Senior Notes prior to their maturity. The ability to do so will depend, among other things, on the financial performance of the Company and the availability of funds from the capital markets. Although the Company believes it will successfully refinance the Senior Notes, there can be no assurance such refinancing will be obtained. In the event the Company is not able to refinance the Senior Notes, its ability to continue as a going concern cannot be assured. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the occurrence of this contingency.

The Loan Agreement and the Senior Notes include cross default provisions and limit the Company's ability to incur additional indebtedness, pay dividends, enter into certain types of transactions with affiliates, sell certain assets or merge with or into other companies, make certain investments, incur liens and engage in other businesses, among other things. At September 30, 2003, the Company was in compliance with all provisions of the Loan Agreement and Senior Notes.

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

The Company believes that, in general, it maintains adequate inventories based on its historical and projected future sales activity and that it will be able to source its inventory requirements for the foreseeable future. In the event that growth in any area outstrips the Company's projections, the Company will likely incur a temporary out-of-stock situation, which will result in a loss of sales. This occurred during the nine month period ended September 30, 2003, as the demand for cigarette tubes exceeded available supply, resulting in lost or delayed sales of $0.2 million.

The Company believes that any effect of inflation at current levels will continue to be minimal. Historically, the Company has been able to increase prices at a rate equal to or greater than that of inflation and believes that it will continue to be able to do so for the foreseeable future. In addition, the Company has been able to maintain a relatively stable variable cost structure for its products due, in part, to its successful procurement and reformulation activities with regard to its tobacco products and, in part, to its existing contractual agreement for the purchase of its premium cigarette papers from Bollore, S.A.

Given its current operations, the Company believes that its capital expenditure requirements for 2003 will be approximately $1.8 million. For the nine months ended September 30, 2003, the Company had funded capital expenditures of $1.3 million.

FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to those statements regarding: (i) our intentions with respect to the litigation with Republic Tobacco and our expectations regarding the ultimate outcome of such litigation; (ii) our ability to refinance obligations under the Loan Agreement; (iii) our ability to refinance the Senior Notes; (iv) our ability to redeem the Preferred Stock; (v) our ability to source inventory requirements; (vi) our belief that we will be able to continue to increase prices at a rate equal to or greater than inflation; and (vii) our ability to satisfy our capital requirements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes; competitive pressures; prevailing changes in consumer preferences; the ultimate outcome of the litigation with Republic Tobacco; consumer acceptance of Zig-Zag(R) premium cigarette introduction and other marketing initiatives; market acceptance of the Company's distribution programs for Zig-Zag(R) premium cigarette papers; access to sufficient quantities of raw material or inventory to meet any sudden increase in demand; disruption to historical wholesale ordering patterns; product liability litigation; and any disruption in access to capital necessary to achieve the Company's business strategy.

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

ITEM 4.      CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange

Act")), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II.
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Except as described below, there have not been any significant developments with respect to legal proceedings and pending litigation or any change to the Company's position as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2003 and June 30, 2003.

Illinois Complaint.
-------------------

On July 8, 2003, following a four day trial, the jury returned a verdict in favor of Republic Tobacco, Inc. on defamation claims of $8.4 million in general damages and $10.2 million in punitive damages. On July 23, 2003, the Company filed a post-trial motion seeking to set aside the verdict, a new trial or, in the alternative, a reduction in damages. On July 30, 2003, the Court set a briefing schedule allowing Republic to file their response on August 8, 2003 and the Company to file its counter response on August 22, 2003. Arguments of these briefs were scheduled for September 10, 2003, but were postponed by the Court. A new date has not been established by the Court. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million Senior secured term loan pursuant to a July 31, 2003 amendment to the Loan Agreement. If the Company does not obtain the relief requested in its post-trial motion, the Company expects to appeal. The Company continues to believe that it has viable defenses to Republic's claims, including those relating to fair comment privilege and the innocent construction rule and that, if the judgment is not reversed in its entirety, the amount thereof should be substantially reduced. There can be no assurance, however, that the Company will prevail in obtaining relief pursuant to its post-trial motion or on appeal.

Minnesota Complaint.
--------------------

All of the plaintiff's claims for personal injury against the Company have been dismissed, and the Court denied the plaintiff's motion for reconsideration. Plaintiff has appealed the dismissal. Briefing has been completed. Although no date has been set for oral arguments, the Company anticipates that such arguments will likely be scheduled for either December 2003 or February 2004.

Texas Infringing Products Litigation.
-------------------------------------

On June 27, 2003, the Court found Import Warehouse and Ravi Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing Zig-Zag(R) cigarette paper products. The Court requested that the Company and Bollore, S.A. (the Company's co-plaintiff in the case) file a submission detailing the damages incurred. The Company and Bollore filed their submission on July 25, 2003 which reported and requested damages of $2.4 million. Briefing has been completed and the parties are awaiting the decision of the Court.

California Infringing Products Litigation.
------------------------------------------

In addition to the judgment previously entered in favor of Bollore, S.A. and the Company (the "plaintiffs'") in the amount of $1.7 million, on March 27, 2003, the Court ordered Downey Wholesale Inc. and Fadel El-Shahawi (the "defendants'") to pay plaintiffs $751,000 in attorneys' fees and expenses. The defendants filed a notice of appeal and the Court postponed the briefing schedule relating thereto pending Court-sponsored mediation which was held on October 30, 2003. During the course of the mediation, the parties agreed to settle the case for the sum of $1.5 million, to be divided equally by the plaintiffs, and a permanent injunction against the sale of infringing Zig-Zag(R) premium cigarette paper products by defendants.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.         Exhibits

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

                                   SIGNATURES

           Pursuant to the terms of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NORTH ATLANTIC TRADING COMPANY, INC.


                                         /s/ Thomas F. Helms, Jr.
                                         -------------------------------------
Date: November 12, 2003                  Thomas F. Helms, Jr.
                                         Chief Executive Officer



                                         /s/ David I. Brunson
                                         -------------------------------------
                                         David I. Brunson
                                         Chief Financial Officer