Form 10-K
period 2003-12-31
NORTH ATLANTIC TRADING CO INC
filed 2004-03-30
CIK 1042787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

As of March 29, 2004, the only class of voting or non-voting common equity issued and outstanding was the Registrant's Voting Common Stock, par value $.01 per share, 100% of which was owned by North Atlantic Holding Company, Inc. There is no trading market for the Voting Common Stock.

As of March 29, 2004, 10 shares of the Registrant's Voting Common Stock, par value $.01 per share were outstanding.

                      North Atlantic Trading Company, Inc.
                          2003 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                                                                    Page
                                     PART I
Item 1.      Business.................................................................................................1

Item 2.      Properties..............................................................................................21

Item 3.      Legal Proceedings.......................................................................................21

Item 4.      Submission of Matters to a Vote of Security Holders.....................................................26



                                     PART II

Item 5.      Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases
              of Equity Securities...................................................................................26

Item 6.      Selected Financial Data.................................................................................28

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...................29

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............................................42

Item 8.      Financial Statements and Supplementary Data.............................................................43

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................43

Item 9A.     Controls and Procedures.................................................................................43


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant......................................................43

Item 11.     Executive Compensation..................................................................................47

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........58

Item 13.     Certain Relationships and Related Transactions..........................................................60

Item 14.     Principal Accountant Fees and Services..................................................................62


                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................64

SIGNATURES...........................................................................................................77


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

           North Atlantic Trading Company, Inc. (the "Company") is a holding company which owns National Tobacco Company, L.P. ("NTC"), North Atlantic Operating Company, Inc. ("NAOC"), North Atlantic Cigarette Company, Inc. ("NACC"), National Tobacco Finance Corporation and its recently acquired subsidiaries, Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, "Stoker"). NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the BEECH-NUT(R), TROPHY(R), HAVANA BLOSSOM(R) and DURANGO(R) brand names. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG(R) brand name pursuant to an exclusive long-term distribution agreement with Bollore, S.A. NAOC also manufactures and distributes Make-Your-Own ("MYO") cigarette tobaccos under the ZIG-ZAG brand name, pursuant to its trademarks. NACC was created to market and distribute ZIG-ZAG Premium Cigarettes. Stoker is the fifth largest manufacturer and distributor of loose leaf chewing tobacco which is sold under STOKER(TM), OUR PRIDE(TM) and other brand names. Stoker also manufactures and distributes MYO cigarette tobaccos under the STOKER NO. 2(TM), OLD HILLSIDE(TM) and other brand names.

EVOLUTION OF THE COMPANY

           In 1988, Thomas F. Helms, Jr., Chairman and Chief Executive Officer of the Company, and an investor group led by Lehman Brothers, formed NTC to acquire the smokeless tobacco division of Lorillard Tobacco Company ("Lorillard"). Lorillard had manufactured and sold the popular BEECH-NUT brand of loose leaf chewing tobacco since 1897.

           In 1997, the Company was formed to facilitate a corporate reorganization undertaken in connection with the acquisition (the "1997 Acquisition") of NATC Holdings USA, Inc., which owned the exclusive rights to market and distribute ZIG-ZAG premium cigarette papers in the United States, Canada and certain other international markets. The ZIG-ZAG brand was originally introduced in France in 1879 by Bollore S.A., a major French industrial concern. Upon consummation of the 1997 Acquisition and the related reorganization, the Company became the holding company of NTC, which operates the Company's smokeless tobacco business, and NAOC, which operates the Company's premium cigarette paper and MYO cigarette business.

           On November 17, 2003, the Company consummated the acquisition of Stoker. Through the acquisition, the Company acquired the Stoker family of brands and the related business operations, including the equipment used to manufacture and package the Stoker products. The Stoker family consists of 18 loose leaf chewing tobacco products and five brands of MYO tobacco and related products, as well as a number of moist snuff and pipe tobacco brands. The Company also acquired the Stoker catalog business which principally sells tobacco products.

           The Company's principal executive offices are located at 257 Park Avenue South, 7th Floor, New York, New York 10010, and its telephone number is
(212) 253-8185.

RECENT EVENTS

           Effective as of February 9, 2004, the Company consummated a holding company reorganization, whereby North Atlantic Holding Company, Inc., a Delaware corporation ("Parent"), became the parent company of the Company. The holding company reorganization was consummated in part to allow Parent to issue senior discount notes in connection with the Company's refinancing of its existing debt and preferred stock, as more fully discussed below.

           The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement), dated as of February 9, 2004, among the Company, Parent and NATC Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Parent ("Merger Sub"). The Merger Agreement provided for, among other things, the merger of Merger Sub with and into the Company, with the Company being the surviving corporation (the "Merger"). In accordance with Section 228(a) of the Delaware General Corporation Law, the Company received the required written approval of the Merger by the holders of a majority of the outstanding shares of the Company's voting common stock.

           As a result of the Merger, (i) the Company became a direct, wholly-owned subsidiary of Parent; (ii) each issued and outstanding share of Company Stock, was converted into the right to receive one share of common stock of Parent, par value $0.01 per share ("Parent Common Stock"); (iii) each issued and outstanding share of common stock of Merger Sub was converted into one issued and outstanding share of common stock of the Company and Merger Sub ceased to exist; and (iv) all of the issued and outstanding shares of Parent Common Stock held by the Company were cancelled.

           In connection with the Merger, Parent assumed all of the Company's obligations under the Company's outstanding warrants and stock options which were converted into rights to purchase an identical number of shares of Parent Common Stock. The subsidiaries of the Company were unaffected by the reorganization.

           On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock, as well as a general corporate reorganization. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes by the Company, (2) the entering into an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility by the Company and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of senior discount notes of Parent. Both the senior notes and the senior discount notes were offered pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

           Concurrently with the closing of the refinancing, the Company also called for redemption all of its outstanding 11% senior notes due 2004, in accordance with the terms of the indenture governing such notes, at the applicable redemption price of 100.0% of the principal amount thereof, plus interest accrued to the redemption date of April 2, 2004.

           On March 18, 2004, the Company redeemed all outstanding shares of its 12% senior exchange payment-in-kind preferred stock, at the applicable redemption price equal to the liquidation preference of the preferred stock ($22.00 per share), plus an amount in cash equal to all accumulated and unpaid dividends.

BUSINESS STRATEGY

           The Company's business strategy is to grow, both internally and through acquisitions, by responsibly marketing its products to adult consumers and by complying with all applicable laws, regulations and statutes. The Company intends to (i) capitalize on the strong brand identities of its products with a focus on product linkages and extensions; and (ii) improve the sales, marketing and operating efficiencies of its subsidiaries. The Stoker acquisition and the Company's recently launched ZIG-ZAG Premium Cigarette significantly enhance its product offerings to distributors, retailers and consumers. Through the elimination of certain administrative costs, the achievement of certain manufacturing synergies and through growth in distribution, the Company expects to meaningfully increase its sales and cash flows. In addition, the Company has tailored strategies for each of its product groups that are designed to maximize their profitability.

           Expand the Company's leadership position in the premium cigarette papers business. Building upon its exclusive long-term distribution and license agreement with Bollore in the United States and Canada, the Company expects to expand its market-leading ZIG-ZAG premium cigarette papers brand. The Company believes that it can manage its premium cigarette papers business for maximum profitability by focusing on its existing product lines and by increasing the distribution of its premium cigarette papers products into the large chain convenience store channel.

           Enhance the profit contribution of the Company's loose leaf chewing tobacco segment. Historically, the Company has maintained the profit contribution of its loose leaf chewing tobacco segment by offsetting volume declines with price increases and by controlling costs. With the addition of the Stoker products, which target the growing value-oriented category of the loose leaf chewing tobacco market, the Company expects to be able to slow its historical trend of volume declines. In addition, the Company believes it can expand sales of Stoker's value-oriented products by offering them through the Company's current distribution network. The Company also expects to further improve profitability through manufacturing cost synergies by consolidating operations.

           Continue to benefit from the growth in the MYO tobacco and related products market. MYO tobacco and related products currently enjoy a significant price advantage over manufactured cigarettes, primarily due to a lower level of taxation and the higher level of Master Settlement Agreement ("MSA") compliance costs associated with manufactured cigarettes. Other countries, such as the United Kingdom and Canada, indicate a strong correlation between rising manufactured cigarette prices and increasing consumption of MYO tobacco and related products. In 1999, the Company launched the industry's first fully-integrated MYO line of products, comprised of smoking tobaccos, tubes, injectors and starter kits under the ZIG-ZAG brand. The Company recently expanded its portfolio of MYO tobacco and related products by acquiring the Stoker brands. The Company believes its existing portfolio of ZIG-ZAG premium MYO tobacco and related products, supplemented by the recently acquired Stoker portfolio of value-oriented MYO tobacco and related products, will allow it to continue to benefit from the strong growth trend in this market. Furthermore, the Company expects growth in sales of MYO tobacco and related products to continue for the near future, and accordingly, it intends to focus on expanding distribution of its MYO tobacco and related products into the large chain convenience store channel. In addition, the Company has developed and placed innovative, highly visible point-of-purchase displays to better merchandize its MYO products for both the retailer and the consumer.

           Grow sales of the Company's new ZIG-ZAG Premium Cigarette. During September 2003, the Company began a highly focused launch of its new premium manufactured cigarette under the ZIG-ZAG Premium Cigarette brand in Dallas, Los Angeles, Miami and Seattle. By leveraging its well-developed brand equity, the Company believes it can successfully market and increase the sales of this new premium product in the largest and most profitable segment of the cigarette industry.

           Maintain lean, low cost culture. The Company's most significant cost of goods sold, other than federal excise taxes, are tobacco and packaging. The Company rigorously monitors these costs and have relationships with multiple suppliers to maintain competitive pricing. The Company operates an efficient manufacturing operation that requires a modest level of capital expenditures. The Company maintains a lean corporate staff and an operating company culture that seeks to minimize the overhead costs associated with its vertically integrated tobacco operations. The Company believes that the application of its efficient management and manufacturing processes to the recently acquired Stoker operations will generate significant short-term and ongoing cost savings.

INDUSTRY AND MARKETS

           The Company currently competes in three distinct markets within the overall tobacco industry: (1) the smokeless tobacco market, which includes loose leaf chewing tobacco; (2) the MYO products market, which is comprised of premium cigarette papers and MYO tobaccos and related products; and (3) the premium cigarette category of the manufactured cigarette market. The Company believes that the tobacco industry is characterized by non-cyclical demand, relative brand loyalty, meaningful barriers to entry, defined channels of distribution, modest capital expenditure requirements, relatively high profit margins, generally stable wholesale prices and the ability to generate significant and consistent free cash flows.

Smokeless Tobacco

           Smokeless tobacco products, including loose leaf chewing tobacco, have a long, established tradition of use in the United States. An estimated 7.8 million Americans are regular users of smokeless tobacco products, according to the U.S. Department of Health and Human Services. The smokeless tobacco market is composed of the five product categories listed below:

          o Moist Snuff: Moist snuff made from dark, air-cured tobacco that is aged, flavored, finely ground and packaged in round fiber or plastic cans.

          o Loose Leaf Chewing Tobacco: Loose leaf chewing tobacco is typically made from air-cured leaf tobacco, using both domestic and imported tobaccos, that is aged, flavored and packed in foil pouches.

          o Plug Chewing Tobacco: Plug chewing tobacco is made from air-cured leaf tobacco, which is heavily flavored and pressed into small bricks or blocks.

          o Twist Chewing Tobacco: Twist chewing tobacco is made of dark, air-cured tobacco, which is twisted into strands that are dried and packaged like a dry, pliable rope.

          o Dry Snuff: Dry snuff is a very finely ground, powdered tobacco product, which is sometimes flavored and is packaged in a variety of containers.

           The Company believes that many consumers of smokeless tobacco regularly use products in more than one of the aforementioned categories. Further, many of its competitors in the smokeless tobacco market offer products in more than a single smokeless tobacco category. In addition to the Company, other major manufacturers and marketers of smokeless tobacco include US Smokeless Tobacco Co., Swedish Match North America, Inc., Conwood Corporation and Swisher International, Inc.

           According to information provided by the Smokeless Tobacco Council, manufacturers' sales for the smokeless tobacco market increased to $2.2 billion in 2002 from $1.7 billion in 1995, representing a 7-year compound annual growth rate of 4%. The increase in sales is primarily related to an increase in manufacturers' sales of moist snuff, which grew to $1.8 billion in 2002 from $1.3 billion in 1995, representing a compound annual growth rate of 5%. In contrast to the growth of moist snuff sales, there has been a decline in manufacturers' sales of chewing tobacco products, including loose leaf chewing tobacco, which have decreased to $325.0 million in 2002 from $365.0 million in 1995, representing a compound annual decline rate of 2%.

           Loose leaf chewing tobacco, although a mature product category, remains popular in the Southeast, Southwest and rural Northeast and North Central regions of the United States. Consistent with a general trend in the tobacco industry, however, unit volumes of loose leaf chewing tobacco products have been declining and decreased at a compound annual decline rate of 4% from 1995 to 2002. Manufacturers and marketers of loose leaf chewing tobacco products have partially offset the impact of this decline with increases in the prices of loose leaf chewing tobacco products. While there has been an overall decline in volume, the Company estimates that the volume of sales of the large-sized, value-oriented category of loose leaf chewing tobacco products has grown. Large-sized, value-oriented loose leaf chewing tobacco products are packaged in 8 oz. or 16 oz. bag sizes (as compared to the 3 oz. bag size in which other loose leaf chewing tobacco products are usually sold) and are generally sold at a lower price per ounce of product than other loose leaf chewing tobacco products.

           The Company's share of the market for loose leaf chewing tobacco products was 15% in 2002. After taking into account the Stoker acquisition, the Company estimates it has a share of approximately 18% of the market. The other three principal competitors in the loose leaf chewing tobacco product category, together with the Company, represented nearly all of the loose leaf chewing tobacco category in the United States in 2002. The Company's market share and those of its principal competitors in the loose leaf chewing tobacco products market have remained relatively consistent over the past five years, with Swedish Match North America, Inc. holding an approximate 43% market share; Conwood Corporation, an approximate 33% market share; and Swisher International, Inc., an approximate 6% market share.

           Loose leaf chewing tobacco products are typically sold through mass merchandisers, chain and independent convenience stores, tobacco outlets, food stores and chain and independent drug stores. Tobacco outlets are becoming an increasingly important distribution channel for all tobacco products, including loose leaf chewing tobacco. Some retailers purchase loose leaf chewing tobacco direct from manufacturers although most purchase through wholesale distributors.

MYO Products

           The MYO products market consists of several different product categories, with each product designed to work with the others to allow the consumer to make their own cigarettes. Among the products are premium cigarette papers, MYO tobacco, which is cigarette smoking tobacco in loose form, packaged typically in canisters, pouches or bags, and products relating to MYO tobacco, which include cigarette tubes (papers with a filter fashioned into an "empty" cigarette), cigarette rolling machines, used to roll cigarette papers and tobacco into a cigarette, and cigarette injector machines, used to insert the smoking tobacco into the empty cigarette tubes.

           Premium Cigarette Papers. The production and sale of premium cigarette papers long preceded the invention of machine-made mass manufactured filtered cigarettes. Overall market sales of premium cigarette papers have been historically stable and during the past six years have benefited to a slight degree from the increasing growth of MYO tobacco and related products.

           There are two principal paper categories: premium, interleaved paper and discount "flat" or non-interleaved paper. Premium cigarette papers are made primarily from rice, flax or combinations of other natural fibers. Characteristics used to distinguish various papers include size, stability and cut, all of which affect the ease of making your own cigarettes, and variations of material and flavor, which impact taste. Premium cigarette papers are sold in booklets in various sizes and are also segmented by price and quality.

           The Company's principal competitors in the premium cigarette paper market are Republic Tobacco L.P., which markets JOB(R); Robert Burton Associates, Inc., a wholly-owned subsidiary of Imperial Tobacco Group plc, which markets EZ Wider(R); and VCT B.V., which markets the Bambu(R) brand. While market information is not officially compiled, the Company estimates that it, together with these three companies, collectively have a market share in excess of 95% of the premium cigarette papers market.

           Premium cigarette papers are typically sold through the following retail distribution channels: convenience stores, chain and independent drug stores, mass merchandisers, food stores and tobacco outlets. Retailers purchase premium cigarette papers primarily from wholesale distributors.

           MYO tobacco and related products. If viewed as a part of a total cigarette market, which includes both manufactured cigarettes and MYO tobacco and related products, the Company believes that on a cigarette-equivalent basis, aggregate MYO tobacco and related products sales would have represented an estimated U.S. market share of 0.7% in 1998 and 1.5% in 2002, doubling its share of the market. Based on MSA calculations, this would equate to an estimated 3.5 billion cigarette equivalents sold in 1998, increasing to an estimated 6.0 billion cigarette equivalents sold in 2002 in the United States.

           The MYO tobacco and related products market has been one of the fastest growing markets in the tobacco industry over the past five years. The Company believes this growth has been driven primarily by the increasing differential between the cost of a consumer making cigarettes using MYO products and the prices of manufactured cigarettes. Manufactured cigarette prices have risen during this period primarily as a result of increased state excise and sales taxes and the pass through by cigarette manufacturers of the cost of complying with the MSA. U.S. growth in sales of MYO tobacco and related products is consistent with sales trends that have occurred for these products in Canada and Europe. For example, in the United Kingdom, following significant increases in excise and sales taxes on manufactured cigarettes, sales of MYO products on a cigarette-equivalent basis grew from representing 5% of the cigarette market in 1993 to 13% of the market in 2002.

           The other principal U.S. competitors in the MYO tobacco and related products market are Republic Tobacco, L.P., and its TOP Tobacco, L.P. subsidiary, which markets the Top(R) brand; and Lane Limited, an affiliate of Brown & Williamson Tobacco Corporation, which markets the Bugler(R) and Kite(R) brands. Many other companies also compete in this market, such as, Peter Stokkebye International A/S, which markets the Bali Shag(R) brand.

           MYO tobacco and related products are typically sold through mass merchandisers, chain and independent convenience stores, tobacco outlets, food stores and chain and independent drug stores. Some retailers purchase MYO tobacco and related products direct from manufacturers although most purchase through wholesale distributors.

Manufactured Cigarettes

           The U.S. tobacco industry has faced substantial challenges in recent years, including large price increases to pay for litigation, increased state excise taxes, large-scale media campaigns run by anti-smoking groups, increased restrictions on cigarette marketing and a decrease in the number and types of locations where smoking is permitted. Despite these challenges, U.S. cigarette consumption has only declined modestly in recent years. Further, overall industry sales have grown due to strong price increases and the ability to pass excise taxes through to consumers.

           For a number of years, major U.S. cigarette manufacturers have been faced with lawsuits by private plaintiffs and governmental entities. In response to the growing number of lawsuits, the major cigarette manufacturers settled several claims with the state attorneys general. On November 23, 1998, the major U.S. cigarette manufacturers entered into the MSA with attorneys general representing 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Mariana Islands (the "Settling States") to settle the asserted and unasserted health care cost recovery and certain other claims of those states and territories. Separately, the major cigarette manufacturers settled similar claims on an individual basis that were brought by Florida, Texas, Minnesota and Mississippi (the "Non-MSA States").

           Under the MSA and the settlement agreements with the Non-MSA States, the manufacturers that participated in the settlement are obligated to make annual payments to the states. In addition, pursuant to the terms of the MSA, industry participants agreed to various restrictions and limitations regarding the advertising, promotion and marketing of tobacco products in the United States. For a more detailed description of the business restrictions and annual payments due under the MSA, see "--State Attorney General Settlement Agreements."

           The original major manufacturers that negotiated and initially signed the MSA are called the Original Participating Manufacturers ("OPMs"). Some smaller manufacturers who subsequently elected to participate in the MSA are called Subsequent Participating Manufacturers ("SPMs"). OPMs and SPMs are required to make annual MSA payments to the 46 signatory states based on their national sales volumes, regardless of the state in which cigarettes are sold. Manufacturers who elected to comply with the MSA through escrow deposits are referred to as Non-Participating Manufacturers ("NPMs"). NPMs are required to make escrow deposits to each of the 46 states separately based upon units sold to a particular state and are not required to deposit escrow amounts related to sales in the Non-MSA states. For a more detailed description of signatory payment requirements of OPMs and SPMs and the escrow deposit requirements of NPMs, see "--State Attorney General Settlement Agreements."

           In order to fund their payment obligations under the MSA, major cigarette manufacturers have instituted a series of price increases from 1997 through 2002. The average wholesale list price charged for a carton of premium cigarettes has increased at a 16% compound annual growth rate from 1997 to 2002.

           There are four primary categories of manufactured cigarettes in the United States, commonly referred to as "Tiers," that are generally determined based upon average price per carton: Premium (Tier 1); Branded Savings (Tier 2); Generic (Tier 3); and Deep-Discount (Tier 4).

           In general, premium brands contain higher-quality raw materials and packaging and are sold at a higher price point than the generally less established brands in the other tiers. Most of the premium brands are sold by four major cigarette manufacturers, which include Philip Morris USA, Inc., R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company. These brands historically had considerable funds spent in their support through marketing and advertising, as well as through discounts, coupons and buy-downs. In September 2003, the Company launched its ZIG-ZAG Premium Cigarette to compete in the premium segment. The Company believes current brand switching trends among adult consumers highlight the opportunity for additional well-known premium entrants.

           The discount categories are defined primarily by price. Tier 2 cigarettes are generally less well-recognized brands, sold nationally by major cigarette manufacturers, marketed at lower retail prices. Tier 3 cigarettes are sold at even lower retail prices, have less distribution, in general, than Tier 2 brands and are generally manufactured by SPMs. Tier 4 cigarettes are sold by smaller companies, many of whom are NPMs, and are sold at the lowest retail prices. Manufacturers of Tier 4 cigarettes are fragmented geographically and consist of over one hundred different companies.

           The premium category continues to make up the largest share of overall U.S. cigarette sales volumes, with a 72% market share in 2002. Of that amount, over 95% are related to sales of the top four major cigarette manufacturers. The discount category (Tiers 2 - 4) had an approximate 28% market share.

           Overall industry volumes have decreased at a compound annual rate of 2% from 1995 to 2002. Competition is primarily based on brand recognition, consumer loyalty, distribution, retail display and promotion, quality and price. Meaningful market share shifts among the major manufacturers require significant discounting and other marketing expenses, however, the MSA contains provisions limiting the ability of OPMs and SPMs to market and advertise cigarettes.

           In response to increased competition, large manufacturers have increased promotions and discounts in order to maintain, or at least slow their decline in, market share, particularly in the premium category. Further, these premium manufacturers have realigned their strategy by focusing marketing expenditures on their core premium brands. Despite the decline in overall cigarette volumes and the shift toward discount brands, the Company believes that the size of the premium cigarette market still offers meaningful opportunities for a new premium cigarette product with a well-recognized brand name due to consumer behavior and attitudes toward brand switching.

PRODUCTS

           Currently, the Company manufactures, markets and distributes loose leaf chewing tobacco for the smokeless tobacco market and MYO smoking tobaccos and related products for the MYO cigarette market, which also includes the marketing and distribution of cigarette papers and related products. The Company is also a marketer and distributor of premium manufactured cigarettes.

Loose Leaf Chewing Tobacco

           Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild. According to A.C. Nielsen, in 2002 full-flavored products accounted for approximately 75% of the loose leaf volume and mild flavored products comprised an estimated 25%. The Company sells its loose leaf chewing tobacco products under the BEECH-NUT, TROPHY, HAVANA BLOSSOM and DURANGO brand names. The BEECH-NUT brands are available in two flavors: Regular and Wintergreen. BEECH-NUT REGULAR is a full-flavored product, which the Company believes is ranked third in market share in both the full-flavored loose leaf chewing tobacco category, and in the overall loose leaf chewing tobacco market. BEECH-NUT WINTERGREEN was introduced in 1979 and has the largest market share of any premium flavored loose leaf brand. The Company introduced its TROPHY brand into the mild product category in 1992. The Company's HAVANA BLOSSOM brand is a regional brand, sold primarily in West Virginia, Pennsylvania and Ohio. Its DURANGO brand, which was introduced in March 1998, is a nationally distributed value brand.

           The Company acquired additional brands (with a total of 18 distinct styles and flavors) of loose leaf chewing tobacco as a result of the Stoker acquisition. These brands include TENNESSEE CHEW, OUR PRIDE and FRED'S CHOICE. The Stoker brands appeal to value-conscious consumers. The Company believes the Stoker brands are the market leaders in the value-oriented category of the loose leaf chewing tobacco market. The Stoker brands are principally sold in 8 oz. and 16 oz. value-oriented packages as opposed to the industry standard of 3 oz. packages.

MYO Products

           The Company's MYO products include ZIG-ZAG premium cigarette papers, MYO tobacco and related products, such as cigarette tubes, cigarette rolling and injector machines and MYO starter kits.

           The Company sells its premium cigarette papers under the ZIG-ZAG brand. Although premium cigarette papers are sold in a variety of different widths and styles, the Company's primary styles are its standard width ZIG-ZAG White and ZIG-ZAG 1 1/4 sized French Orange premium cigarette papers. Other premium paper products sold under the ZIG-ZAG name are Kutcorners, which are designed for easier hand-rolling; -- 1 1/2 sized; king-sized; and double-wide.

           The Company's MYO tobacco products include its ZIG-ZAG Classic American Blend and its recently acquired STOKER'S NUMBER 2 and OLD HILLSIDE brands of value-oriented MYO tobaccos, both of which appeal to the price-conscious consumer. STOKER'S NUMBER 2 was the first brand of MYO tobacco to be sold in 16 oz. bags, thus contributing to the growth of the value-oriented category.

Premium Cigarettes

           During September 2003, the Company introduced a new, premium manufactured cigarette under the ZIG-ZAG brand in Dallas, Los Angeles, Miami and Seattle. The Company currently offers both king-size full flavor and light versions of ZIG-ZAG Premium Cigarettes.

Other Products

           In connection with the Stoker acquisition, the Company acquired the Stoker catalog business, which principally sells tobacco and tobacco related products.

SALES AND MARKETING

           The Company has a nationwide sales organization of approximately 100 people, which is divided into a national accounts group, a field sales organization and a sales administration staff. The field sales organization focuses on the Company's loose leaf chewing tobacco and MYO products and was re-organized in 2002-2003, primarily to allow the Company to more effectively provide sales coverage and to penetrate the distribution channel of the chain convenience stores, where tobacco product sales are significant. The national accounts group focuses on large national convenience store headquarters and district offices as well as other major accounts, such as, Wal-Mart, Sam's Club, Costco, K-Mart, Walgreens and others. The Company is also utilizing a marketing and sales promotional firm with respect to the sales and marketing surrounding the launch of its ZIG-ZAG Premium Cigarettes.

           The Company has focused and will continue to focus its sales efforts for both its loose leaf chewing tobacco and MYO products on both wholesale distributors and retail merchants in the independent and chain convenience store, drug store and mass merchandising channels as well as the food store and tobacco outlet channels. Since the 1997 Acquisition, the Company has expanded and intends to continue to expand the sales of its loose leaf chewing tobacco and MYO products into geographic markets and retail channels that had previously been underdeveloped. The Company has established relationships with approximately 1,000 wholesale customers and its products are sold in approximately 100,000 retail locations through the United States. The Company intends to capitalize on its existing distribution channels for loose leaf chewing tobacco and MYO products by selling its ZIG-ZAG Premium Cigarettes through those channels in selected markets. The Company also expects to sell its ZIG-ZAG Premium Cigarettes through alternative distribution channels in those markets, such as, upscale hotels, bars and tobacconists.

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

           The Company provides to its distributor customers, for redistribution to retailers, point-of-sale materials, such as, posters, pole signs, display racks and counter top and floor displays. The Company also produces marketing materials for use by distributors and their direct sales force to promote the sale of its products to their retail customers. The Company responsibly focuses its marketing efforts on adult consumers, and is committed to full legal compliance in the sale and marketing of its products.

           The Company's largest customers, COD Company and the McLane Company, accounted for approximately 21.7% and 8.3%, respectively, of its net sales in 2003. The loss of either of these customers could have a material adverse effect on the results of operations, financial position and cash flows of the Company. The Company does not believe that the loss of any other customer would have a material effect on the results of operations, financial position or cash flows of the Company either in the intermediate or long term.

DISTRIBUTION AGREEMENTS

           NAOC is party to two long-term distribution and licensing agreements with Bollore with respect to sales of premium cigarette papers, cigarette tubes and cigarette injector machines (collectively the "Products") in the United States and Canada (collectively, the "Distribution Agreements"). Under the Distribution Agreements, Bollore granted NAOC the exclusive right to purchase the Products bearing the ZIG-ZAG brand name from Bollore for resale in the United States and Canada. NAOC has the sole right to determine the price and other terms upon which NAOC may resell any products purchased from Bollore, including the right to determine the distributors of such products within these countries.

           The Distribution Agreements establish the purchase pricing mechanism for premium cigarette papers through 2004, which allows certain adjustments to reflect increases in the U.S. and Canadian Consumer Price Indices and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary from such date thereafter, the parties would enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration.

           Pursuant to the Distribution Agreements, export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days from the bill of lading date and its invoices are payable in Euros. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004. It is intended that the catastrophic foreign exchange risk allocations set forth in the Distribution Agreements will be renegotiated in 2004 in a similar manner as set forth above in relation to general pricing.

           According to the Distribution Agreements, NAOC must purchase the Products from Bollore, subject to Bollore fulfilling its obligations under these agreements. Bollore is required by the agreements to provide NAOC with the quantities and quality of the products that it desires. The Distribution Agreements provide NAOC with certain safeguards to help ensure that NAOC will be able to secure a steady supply of product. Such safeguards include (i) granting NAOC the right to seek third party suppliers with continued use of the ZIG-ZAG trademark if Bollore is unable to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, and (ii) maintaining a two month supply of safety stock inventory of the premium papers, tubes and injector machines in the United States at Bollore's expense. During the past year, Bollore has had difficulty satisfying demand for tubes due to the rapidly expanding growth of that product.

           Under the Distribution Agreements, NAOC has also agreed for a period of five years after the termination of such Distribution Agreements not to engage, directly or indirectly, in the manufacturing, selling, distributing, marketing or otherwise promoting in the United States and Canada, of premium cigarette paper or premium cigarette paper booklets of a competitor without Bollore's consent, except for certain de minimis acquisitions of debt or equity securities of such a competitor and certain activities with respect to an alternative supplier used by NAOC as permitted under the Distribution Agreements.

           Each of the Distribution Agreements was entered into on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial twenty year term commencing on the date of such agreement and will be renewed automatically for successive twenty year terms unless terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bollore to terminate such agreement (i) if certain minimum purchases (which, in the case of the U.S. Distribution Agreement and the Canada Distribution Agreement were significantly exceeded in 2003) of premium cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year; (ii) if the Company assigns such agreement without the consent of Bollore (other than certain permissible assignments to wholly owned subsidiaries of the Company);
(iii) upon a change of control of NAOC or any parent of NAOC without the consent of Bollore; (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC; and (v) certain material breaches, including NAOC's agreement not to promote, directly or indirectly, premium cigarette paper or premium cigarette paper booklets of a competitor. Additionally, the Canada Distribution Agreement is terminable by either NAOC or Bollore upon the termination of the U.S. Distribution Agreement.

PATENTS, TRADEMARKS AND TRADE SECRETS

           The Company has numerous registered trademarks relating to its loose leaf chewing tobacco and MYO tobacco products, including the trademarks for its BEECH-NUT, TROPHY, HAVANA BLOSSOM, DURANGO and TENNESSEE CHEW products. The Company is applying for registration of its FRED'S CHOICE, OLD HILLSIDE, OUR PRIDE and STOKER'S NUMBER 2 trademarks. The registered trademarks, which are significant to the Company's business, expire periodically and are renewable for additional 20-year terms upon expiration. Flavor and blend formulae trade secrets relating to NTC's and NAOC's tobacco products, which are key assets of their businesses, are maintained under strict secrecy. The ZIG-ZAG trade name and trademark for premium cigarette papers and related products are owned by Bollore and have been exclusively licensed to NAOC in the United States and Canada. NAOC owns the ZIG-ZAG trademark with respect to tobacco products. The Company's catalog business is operated under the Fred Stoker & Sons, Inc. name.

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

           NTC's loose leaf chewing tobacco is produced from air-cured leaf tobacco. Each of the Company's brands has its own unique tobacco blend. NTC utilizes tobaccos grown domestically in Pennsylvania and Wisconsin as well as those imported from other countries, such as Argentina, Brazil, Columbia, Germany, Indonesia, Italy, Mexico, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to agreements with NTC, Lancaster Leaf Tobacco Company of Pennsylvania, a wholly owned subsidiary of Universal Corporation ("Lancaster"), and pursuant to agreements with Stoker, Hail & Cotton, Inc. (i) purchase and process tobacco on an exclusive basis, (ii) store tobacco inventory purchased on behalf of NTC and Stoker and (iii) generally maintain a 12- to 24-month supply of NTC's various tobacco types at their facilities. NTC generally maintains a one- to two-month operating supply of tobacco at its manufacturing facilities in Louisville, Kentucky and Stoker generally maintains a three-week supply of tobacco at its manufacturing facility in Dresden, Tennessee.

           In addition to raw tobacco, NTC's and Stoker's loose leaf chewing tobacco products include food grade flavorings, all of which have been approved by the Food and Drug Administration and/or other federal agencies. Neither NTC nor Stoker is dependent upon any single supplier for those raw materials or for the supply of its products' packaging materials.

           NTC and Stoker generally maintain a one- to two-month supply of finished loose leaf chewing tobacco. This supply is maintained at the Louisville and Dresden facilities and in four regional bonded public warehouses to facilitate distribution.

MYO Products

           Pursuant to NAOC's Distribution Agreements with Bollore, NAOC must purchase its premium cigarette papers, cigarette tubes and cigarette injecting machines from Bollore, subject to Bollore fulfilling its obligations under these agreements. If Bollore is unable or unwilling to perform its obligations or ceases its cigarette paper manufacturing operation, in each case as set forth in the Distribution Agreements, NAOC may seek third-party suppliers and continue the use of the ZIG-ZAG trademark. To ensure that NAOC has a steady supply of premium cigarette paper products as well as each style of cigarette tubes and injectors, Bollore is required to maintain, at its expense, a two-month supply of inventory in a public warehouse in the United States. See "--Distribution Agreements."

           To facilitate general distribution, in addition to the inventory maintained by Bollore, NAOC also maintains a supply of its products at the Louisville and Dresden facilities and in four regional bonded public warehouses.

           NAOC and Stoker obtain their MYO smoking tobaccos primarily from international sources and are not dependent on any one type of tobacco for their blends. NAOC purchases this smoking tobacco principally through multiple purchasing agents. The MYO related products are purchased in finished form from various suppliers at Bollore's direction.

           Bollore has from time to time been unable to produce and supply the Company with sufficient quantities of cigarette tubes and injectors due, in part, to the rapid growth in NAOC's sales of those products. Bollore has not experienced any problems supplying the Company with sufficient quantities of its premium cigarette paper products. Management currently believes that the Company's other sources for its supplies are adequate for its projected needs.

Premium Cigarettes

           The Company outsources the manufacture of its ZIG-ZAG Premium Cigarettes. The Company purchases all of the raw materials used in the manufacture of its ZIG-ZAG Premium Cigarettes, including the tobacco, papers, filters and packaging, and arranges for the raw materials to be delivered to the contract manufacturer who then assembles the finished product under the Company's supervision. Similar to the Company's arrangement with Lancaster Leaf Tobacco Company of Pennsylvania for its loose leaf chewing tobacco products, Blending Services International, Inc., a wholly-owned subsidiary of Universal Corporation, is the exclusive purchaser of the tobacco used in its ZIG-ZAG Premium Cigarettes. Kentucky Cut Rag, LLC processes the tobacco, and the Company stores the processed tobacco in its Louisville, Kentucky facility. The Company generally maintains a one-year supply of tobacco at its Louisville facility. The Company obtains the other raw materials for its ZIG-ZAG Premium Cigarettes from various other sources. The Company is not dependent on one single source for any of its other raw materials.

           The manufacturing agreement for the Company's ZIG-ZAG Premium Cigarettes provides that the contract manufacturer will manufacture the Company's requirements for the product on an "as-needed" basis. The contract is terminable by the Company upon 90 days written notice. The Company maintains quality control personnel at the contract manufacturer's facility to oversee the manufacturing process and to test the finished product. Once the manufacturing is completed, the contract manufacturer ships the finished goods to bonded public warehouses to facilitate distribution.

MANUFACTURING

           The Company's subsidiaries manufacture their loose leaf chewing tobacco products at their manufacturing facilities in Louisville, Kentucky and Dresden, Tennessee. They also contract for the manufacture of their premium cigarette papers, cigarette tubes, rolling and injector machines, MYO smoking tobaccos and ZIG-ZAG Premium Cigarettes. In the case of its MYO smoking tobacco products, the subsidiaries finish the processing of and package these products at their manufacturing facilities in Louisville and Dresden. The Company intends to consolidate its manufacturing operations into a single manufacturing facility in the future. The Company believes that its production capabilities, quality control procedures, research and development activities and overall facilities and equipment are adequate for its projected operations.

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

           Given the importance of contract manufacturing to the Company, the Company's quality control group ensures that established written procedures and standards are strictly adhered to by each of its contract manufacturers.

Research and Development

           The Company has a Research and Development Department that reformulates existing loose leaf and MYO tobacco products in an effort to maintain a high level of product consistency and to facilitate the use of less costly raw materials without sacrificing product quality. The Company believes that for all of its tobacco products, including MYO, it has been and will continue to be able to develop cost effective blends of tobacco and flavorings that will maintain or reduce overall costs without compromising high product quality. The Research and Development Department is also responsible for new product development, which included the development and testing of the new ZIG-ZAG Premium Cigarette.

           The Company spent approximately $487,000, $539,000 and $577,000 on its research and development and quality control efforts for the years 2001, 2002 and 2003, respectively.

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

           The Company believes its production capabilities, quality control procedures, research and development and overall facilities and equipment are adequate for its projected operations.

COMPETITION

           The Company, through NTC and Stoker, is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with the Company, generate approximately 97% of this segment's sales, are Swedish Match North America, Inc., Conwood Corporation and Swisher International Group Inc. Management believes that moist snuff products are used interchangeably with loose leaf products by many consumers and, as a result, US Smokeless Tobacco Company, the largest manufacturer of moist snuff (and of all smokeless tobacco products when taken as a whole) is also a significant competitor. As indicated above under "Industry and Markets," sales of moist snuff have grown over the past decade while sales of loose leaf have declined during that same period. In addition, the Company's three principal competitors in the loose leaf chewing tobacco segment also manufacture and market moist snuff.

           NAOC is the largest importer and distributor in North America of premium cigarette papers. NAOC's three major competitors for premium cigarette paper sales are Republic Tobacco, L.P., Robert Burton Associates, Inc., a wholly-owned subsidiary of Imperial Tobacco Group plc and VCT B.V. Although there is no source for comprehensive industry data, the Company believes that it, together with these three companies, collectively have a market share in excess of 95% of the premium cigarette papers market.

           The Company's principal competitors in the MYO segment are Republic Tobacco, L.P., in conjunction with its TOP Tobacco, L.P. subsidiary, and Lane Ltd, an affiliate of Brown & Williamson Tobacco Corporation, the third largest cigarette company in the United States. Many other companies also compete in this segment, including Peter Stokebye International A/S.

           The Company's primary competitors in the manufactured cigarette market are the four "majors": Philip Morris USA, Inc., the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2003; R.J. Reynolds Tobacco Company; Brown & Williamson Tobacco Corporation; and Lorillard Tobacco Company, as well as Vector Group Ltd. (the parent company of Liggett Group Inc.).

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

EMPLOYEES

           As of March 15, 2004, the Company employed a total of 292 full-time employees. With the exception of 89 manufacturing employees, none of the Company's employees are represented by unions. The unionized employees are covered by three collective bargaining agreements. One of these agreements, covering 84 employees, will expire in December 2004. The other two agreements, covering 5 employees, will expire in 2005.

REGULATION

           The tobacco industry, in particular, cigarette manufacturers has been under public scrutiny for over forty years. Industry critics include special interest groups, the U.S. Surgeon General and many legislators at the state and federal levels. Although smokeless tobacco companies have recently come under some scrutiny, the principal focus has been directed at the manufactured cigarette market due to its large size relative to the smokeless tobacco market and the MYO segment of the cigarette market.

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

           In 1996, the U.S. Food and Drug Administration (the "FDA") promulgated regulations asserting jurisdiction over tobacco products. These regulations, among other things, included severe restrictions on the manufacture, distribution and sale of tobacco products and required compliance with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, among other things. On March 21, 2000, the U.S. Supreme Court ruled that the FDA does not have the authority to regulate tobacco products without more explicit direction from Congress and that the FDA regulations were unconstitutional. The Company remains, however, subject to regulation by numerous other federal agencies, including the Federal Trade Commission ("FTC"). If Congress were to enact legislation granting the FDA specific authority over tobacco products, the FDA's exercise of jurisdiction could lead to more expansive FDA-imposed restrictions on tobacco operations than those set forth in the current regulations.

           In recent years, a variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the tax deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, additional warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration; (v) increase tobacco excise taxes; and (vi) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been enacted by Congress. Future enactment of such proposals or similar bills, depending upon their content, could have a material adverse effect on the results of operations or financial condition of the Company.

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

           The Company's catalog business is also subject to various federal, state and local regulations, which, among other things, prohibit the sale of tobacco products to minors. Further regulations could have an adverse impact on the Company's catalog business.

STATE ATTORNEY GENERAL SETTLEMENT AGREEMENTS

           On November 23, 1998, the major U.S. cigarette manufacturers, Philip Morris USA, Inc., Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and R.J. Reynolds Tobacco Company, entered into the MSA with attorneys general representing the Settling States. The MSA settled all the asserted and unasserted health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions.

           In the Settling States, the MSA released all signing parties from all claims of the Settling States and their respective political subdivisions and other recipients of state health-care funds, (i) relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products and (ii) relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

           The MSA also contains provisions restricting signatory companies in their advertising, promotion and marketing of cigarettes in the U.S. Among these are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, targeting of youth, outdoor advertising, event sponsorship (such as concerts and sporting events), payments for product placement, providing free samples, and branded apparel and merchandise.

Required Payments

           The MSA required the four OPMs to make a series of initial payments over five years totaling $13.2 billion. The last of these five payments was paid on January 10, 2003. The MSA also requires annual industry payments, which are now $6.5 billion, but will increase to $8.0 billion in 2004, and further to $9.0 billion in 2018 and thereafter in perpetuity. Ten additional payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the OPMs on the basis of relative national market share and most are subject to adjustments, including but not limited to, adjustments for inflation, volume, operating income, and payments to the four Non-MSA States.

National Public Education Fund

           In addition, the MSA calls for the creation of a national foundation that would establish public education and other programs, and conduct or sponsor research, to reduce youth smoking, and to understand and educate the public about diseases associated with tobacco product use. OPMs agreed to fund the foundation with (i) ten annual payments of $25 million due by March 31 of each year until 2008 and (ii) five additional payments totaling $1.45 billion due by March 31 of each year that increased from $250 million in the first year to $300 million in each of the subsequent four years. The last of these five payments was paid on March 31, 2003. In addition, if for any calendar year beginning with 2003, the OPMs have an aggregate market share of 99%, the OPMs are obligated to pay $300 million to the Fund by April 15th of the following year. Each of these payments is to be allocated among the OPMs on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume units, inflation and other factors.

MSA Fees and Litigation Costs

           The OPMs also agreed to pay the litigation costs, including government attorneys' fees, of the offices of the Attorneys General relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions.

Inflation Adjustment

           The inflation adjustment applied to annual and strategic contribution payments and to payments for the benefit of the national public education fund established by the foundation. It increases payments on a compound annual basis by the greater of 3% or the actual total percentage change in the consumer price index for the preceding year. The inflation adjustment is measured starting with inflation for 1999.

Volume Adjustment

           The volume adjustment applies to initial payments, annual and strategic contribution payments and payments for the benefit of the national public education fund established by the foundation. It increases or decreases payments for OPMs based on the increase or decrease in the total number of cigarettes shipped in or to the 50 states, the District of Columbia and Puerto Rico by the OPMs during the preceding year, as compared to the 1997 base number of cigarettes shipped by the OPMs. When volume has increased, the volume adjustment increases payments by the same percentage as the number of cigarettes exceeds the 1997 base number. When volume has decreased, the volume adjustment decreases payments by a percentage equal to 98% of the percentage reduction in volume. There are also limits to the extent to which OPMs can benefit by volume decreases in years where OPMs achieve certain increases in aggregate operating income.

Subsequent Participating Manufacturers

           Under the MSA each SPM is required to make payments in any year that equal, on a per-cigarette basis, the sum of the annual and strategic contribution payments and payments for the benefit of the national public education fund by the OPMs in that year, provided that SPMs who signed the MSA within 90 days of its effective date are required to make such payments only on unit volumes that represent the increase in its market share in such year over the greater of the SPM's 1998 market share or 125% of its 1997 market share.

Non-Participating Manufacturers

           Each of the states which are parties to the MSA, except for a few territories, has enacted a statute as provided for in the MSA to address manufacturers that do not participate in the MSA. The statutes require that any cigarette manufacturer that is not a signatory to the MSA make payments into an escrow fund to cover possible future liabilities to the relevant Settling State. The payment required by an NPM under the state statutes is calculated on a per cigarette or cigarette equivalent basis. Some smaller manufacturers who were not a party to the state litigation against the OPMs have chosen to remain outside the MSA and operate as escrow compliant NPMs.

           The Company was not a party to the state litigation against the OPMs. The Company has chosen to participate as an escrow compliant NPM.

           Under the escrow statutes, NPMs pay the lesser of the rates stated in the statutes or the amount that the NPM would have paid had it been a hypothetical SPM under the MSA. Since the payment calculations (to a state as an SPM or to an escrow account as an NPM) are different, the payment to escrow can be smaller on a unit basis than the payment to the MSA would be, depending on the state in which the NPM markets its cigarettes.

           The NPM escrow deposits are required to be held for 25 years and remain the property of such NPM. During the holding period, the NPMs have the right to receive the earnings on such deposits. On the 25th anniversary of each annual deposit, the principal amount of escrow remaining for that year will be returned to the NPM.

           As a condition of maintaining annual OPM and SPM payments, the state Attorneys General have an obligation to enforce the state obligations provisions of the MSA and the State Statute, and have been taking increased action to ensure compliance by all NPMs. As a result, the Company expects that there may be consolidation among smaller Tier 4 manufacturers, who lack efficient manufacturing operations, wide distribution, or the resources to meet state escrow obligations.

Growers Trust

           As part of the MSA, the OPMs agreed to work with U.S. tobacco growers to address the possible adverse economic impact of the MSA on growers. As a result, the OPMs agreed to participate in funding a $5.2 billion trust fund to be administered by a trustee, in conjunction with a certification entity from each of the tobacco growing communities in 14 states. The trust agreement provides for a schedule of aggregate annual payments, subject to various adjustments, that are payable in quarterly installments each year from 1999 through 2010. The aggregate annual payment by OPMs is adjusted each year for inflation and any change in the total domestic cigarette volume of all participating manufacturers. In general, the annual payment by OPMs is based on each manufacturer's relative market share of total domestic cigarette shipments during the preceding calendar year.

Payment Obligations in Non-MSA States

           In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various US tobacco companies. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The large cigarette manufacturer defendants settled the Mississippi case in 1998, and also, at later dates, similar cases in Texas, Florida and Minnesota. Future payments under the settlement agreements with these Non-MSA States will be allocated among the OPMs on the basis of relative unit volume of domestic cigarette shipments, and will be subject to adjustment for inflation and for changes in the volume of domestic cigarette shipments on terms substantially similar to those in the MSA states. There are no requirements imposed on NPMs in the Non-MSA States as a result of these settlements. The MSA required the OPMs to make a series of initial payments to the Non-MSA States over five years totaling $6.9 billion, the last of which was paid in 2003. On December 31, 2001, and on each December 31 thereafter, the OPMs were required to pay 17% of $6.5 billion in 2001 and 2002 and will be required to pay 17% of $8.0 billion in 2003 and thereafter to the Non-MSA States.

Recent Developments

           The MSA has been challenged as unconstitutional in several legal actions. The grounds asserted have varied from case-to-case but have included challenges based on the Commerce Clause, the Interstate Compact Clause, the Due Process and Equal Protection Clauses and the Preemption Doctrine. The preemption argument has asserted that the MSA and the associated state escrow legislation constitute an illegal output cartel under Section 1 of the Sherman Act, and are, therefore, preempted by virtue of the Supremacy Clause of the U.S. Constitution. The Supremacy Clause provides that federal law, in this case the Sherman Act, takes priority over inconsistent state laws, here the escrow statutes.

           Until recently, courts have rejected those claims. In two cases arising in the United States Court of Appeals for the Third Circuit, A.D. Bedell Wholesale Co. v. Philip Morris Inc., 263 F.3d 239 (3d Cir. 2001) and Mariana v. Fisher, 338 F.3d 189 (3d Cir. 2003), the Court held that the MSA constituted an output cartel that would ordinarily be illegal per se under the Sherman Act, but that it was protected under the Noerr-Pennington doctrine, and therefore immune from liability. The Noerr-Pennington doctrine generally provides that the act of petitioning the government (e.g., legislative lobbying or litigating) is protected under the First Amendment and immune from liability.

           On January 6, 2004, the United States Court of Appeals for the Second Circuit issued an opinion in which it concluded, under the allegations in that case, that the MSA and associated escrow legislation could be construed as an output cartel and that it would not be protected under the Noerr-Pennington doctrine. The case was remanded to the district court for further proceedings. Freedom Holdings Inc. v. Spitzer, No. 02-7492 (2d Cir. January 6, 2004).

           If the Second Circuit's analysis prevails over the Third Circuit's, and the facts as alleged in the Spitzer Complaint are proven, those provisions of the MSA that give rise to the output cartel would be declared illegal. Due to other provisions of the MSA, the major manufacturers would be required to enter into a new settlement with the states. Management believes, although no assurance can be given, the Company and its subsidiaries would benefit since (i) it would have maintained its favorable business development options, (ii) it would likely receive a refund of its escrow funds, and (iii) it would not likely have to escrow funds going forward. However, should the Third Circuit's analysis prevail over the Second Circuit, the Company will not be adversely affected since the Third Circuit's analysis merely maintains the status quo.

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

           Cigarettes are also subject to substantial and increasing excise taxes. On January 1, 2002, the federal excise tax included in the price of cigarettes increased by $2.50 to $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). Additional excise taxes, which are levied upon and paid by the distributors, are also in effect in the 50 states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from $.025 to $2.05 per package of 20 cigarettes. Future enactment of increases in federal excise taxes on the Company's ZIG-ZAG Premium Cigarettes could adversely affect demand for them and have a material adverse effect on the Company's results of operations, financial position and cash flows. In addition, further increases in state and local excise taxes could affect demand for the Company's cigarettes. The Company is unable to predict the likelihood of passage or magnitude of future increases in excise taxes.

ENVIRONMENTAL REGULATIONS

           The Company believes that it is currently in substantial compliance with all material environmental regulations and pollution control laws.

OTHER

           Additional information in response to Item 1 can be found in Note 21 (Segment Information) to the Consolidated Financial Statements.

ITEM 2.    PROPERTIES

           As of December 31, 2003, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 751,351 square feet. Of this footage, approximately 600,000 square feet are owned and 151,351 square feet are leased.

           To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of manufacturing and nationwide distribution facilities. The Company's two manufacturing and distribution facilities are located in Louisville, Kentucky and Dresden, Tennessee.

           The following table describes the principal properties of the Company as of December 31, 2003:

        LOCATION                    PRINCIPAL USE                     SQUARE FEET                     OWNED OR LEASED
-------------------------    ----------------------------     -----------------------------     ----------------------------
New York, NY                 Corporate headquarters                       10,351                           Leased

Louisville, KY               Manufacturing, R&D,
                             warehousing, distribution
                             and administration                          600,000                            Owned

Dresden, TN                  Manufacturing, R&D,
                             warehousing, distribution
                             and administration                           65,000                           Leased

Dresden, TN                  Catalog distribution facility                76,000                           Leased


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

           On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on the Company after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to the Company's claims. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that the Company has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

           On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file. The Kentucky complaint is still on file.

           Prior to the completion of discovery, the Court dismissed Republic Tobacco's antitrust claims against the Company. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco and its affiliates, except for Republic Tobacco's claim of defamation per se against the Company, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief. In February 2003, the District Court granted Republic's motion for summary judgment on the Company's counterclaim that Republic tortiously interfered with the Company's business relationships and economic advantage. The only claim that remained to be tried was Republic's Lanham Act claim and damages on the defamation claim on which the Court previously ruled that Republic could only obtain equitable relief if successful.

           On July 8, following a four day trial, an Illinois jury returned a verdict in favor of Republic on the defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. The Company filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to the Company's existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards.

           On January 8, 2004, the Company appealed from the final judgment, including the finding of liability in this case as well as the amount of the award. There can be no assurance, however, that the Company will prevail on appeal. On January 22, 2004, Republic filed a general notice of cross appeal, but did not specify the issues or claims for which it is seeking appellate review. On March 7, 2004, the Company filed its opening brief with the Court of

Appeals. Republic's brief is scheduled to be filed April 7, 2004. The Company and Republic each may file reply briefs thereafter.

LITIGATION RELATED TO ALLEGED PERSONAL INJURY

           West Virginia Complaints. Trial of the West Virginia complaints against the smokeless tobacco defendants has been postponed indefinitely, as described below. On October 6, 1998 NTC was served with a summons and complaint on behalf of 65 individual plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-2401). On November 13, 1998, NTC was served with a second summons and complaint on behalf of 18 plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). The complaints are identical in most material respects. In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. NTC is named in only one action. One Akers plaintiff alleged use of an NTC product, alleging lung cancer.

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

           On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs alleged use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used. Another alleges use that covers, in part, a period when NTC did not manufacture the product. On motion by cigarette company defendants, this claim was dismissed on February 11, 2004, for failure to follow the case management order. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and NTC's BEECH-NUT chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of BEECH-NUT chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC's DURANGO ICE chewing tobacco from 1990 to 2000 (although DURANGO ICE did not come onto the market until 1999).

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

           The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion was granted and the trial date on the smokeless tobacco claims has now been postponed indefinitely.

           Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. Plaintiff specifically requests in its complaint an amount of damages in excess of fifty thousand dollars ($50,000) along with costs, disbursements and attorneys' fees, and ". . . an order prohibiting defendants from disseminating in Minnesota further misleading advertising and making further untrue, deceptive and/misleading statements about the health effects and/or addictive nature of smokeless tobacco products. . . ." After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants and the Court has since denied the plaintiff's motion for reconsideration. Plaintiff has appealed the dismissal. Briefing has been completed. Oral argument before the Court of Appeals was held on February 11, 2004, and the decision is pending.

           Although the Company believes that it has good defenses to the above actions in West Virginia and Minnesota and it intends to vigorously defend each such action, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a material adverse effect on the results of operations, financial position and cash flows of the Company.

LITIGATION RELATED TO COUNTERFEITING

           Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with all defendants. These defendants included Import Warehouse, Ravi Bhatia, Tarek Makki and Adham Makki. Those settlements included a consent injunction against distribution of infringing or counterfeit goods.

           On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined (including Tarek Makki and Adham Makki) from selling infringing or counterfeit ZIG-ZAG brand products in the Bollore S.A. v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court, and enjoined the additional new defendants, including Ali Makki, from selling infringing or counterfeit ZIG-ZAG premium cigarette papers.

           The Company entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants, Tarek Makki and Adham Makki, also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

           On February 17, 2004, the Company and Bollore filed a motion in the U.S. District Court for the Northern District of Texas, which had issued the original injunctions against the infringing defendants, seeking, with respect to respondents Adham Makki, Tarek Makki and Ali Makki, to have the $11 million judgment released from the forbearance agreement described above, and to have the named respondents held in contempt of court. The motion alleged that the three respondents had trafficked in counterfeit ZIG-ZAG cigarette papers after the execution of the settlement, citing evidence that all three had been charged in the United States District Court for the Eastern District of Michigan with criminal violations of the United States counterfeiting laws by trafficking in counterfeit ZIG-ZAG cigarette papers, which trafficking occurred after the settlement agreement. A hearing was held on March 3, 2004, and it will resume on April 7, 2004.

           Pursuant to the U.S. Distribution Agreement and a related agreement between Bollore and the Company, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and the Company after the payment of all expenses.

           On February 7, 2002, Bollore, NAOC and the Company filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. The Company alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. On June 27, 2003, the Court found Import Warehouse and Mr. Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing ZIG-ZAG cigarette paper products. The Court requested that the Company and Bollore (the Company's co-plaintiff in the case) file a submission detailing the damages incurred. The Company and Bollore filed their submission on July 25, 2003 which reported and requested damages of $2.4 million. Briefing has been completed and the parties are awaiting the decision of the Court.

           California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with NAOC and Bollore in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the U.S. District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit ZIG-ZAG brand premium cigarette papers. In an effort to better manage this case for trial, the plaintiffs settled against certain defendants, obtained judgments for damage against most of the defendants and obtained permanent injunctions against all of the settling defendants.

           A trial of the plaintiffs' claims against the remaining defendants, in the A&A Smart Shopping case, Downey Wholesale and Fadel El-Shahawi, Downey's principal, began October 1, 2002. On October 15, 2002, after a two week jury trial, the jury found for the plaintiffs on all counts. The plaintiffs were awarded a total of $2,000,000 in damages, and the jury found that defendant Downey and the defendant Fadel El-Shahawi acted willfully and with fraud, oppression or malice. As a result, plaintiffs were entitled to and did request the Court to award them their reasonable attorney fees and expenses, which awarded plaintiffs $751,000. The verdict also allowed the Court, in its discretion, to apply a multiple of up to three times the verdict amount in order to adequately compensate plaintiffs and also, to award punitive damages. The parties settled the punitive damages and multiplier portions of the case for $500,000, of which half was paid on November 15, 2002 and the remainder will be paid in equal monthly installments over the next two year period, commencing on December 1, 2002. All recoveries from this litigation will be shared equally by NAOC and Bollore. Defendants filed a new trial motion which the Court has denied. However, the Court reduced the plaintiff's damages award to approximately $1.7 million. On March 13, 2003, the Court denied the defendants' motions. The defendants filed a notice of appeal and the Court postponed the briefing schedule relating thereto pending Court-sponsored mediation which was held on October 30, 2003. During the course of the mediation, the parties agreed to settle the case for the sum of $1.5 million, to be divided equally by the plaintiffs, and a permanent injunction against the sale of infringing ZIG-ZAG premium cigarette paper products by defendants.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

           There is no established public trading market for the Company's Voting Common Stock, par value $.01 per share, 100% of which is owned by Parent.

           No dividends have been declared or paid on the Voting Common Stock. Except as described below, the policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business. The Board of Directors reserves the right, however, to review the dividend policy periodically to determine whether the declaration of dividends is appropriate.

           In connection with the refinancing of the Company's existing debt and preferred stock on February 17, 2004 (as described under Part I, Item 1, "Business-Recent Events" above and in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below), Parent offered and sold $97.0 million aggregate principal amount at maturity (March 1, 2014) of senior discount notes. Interest on these notes will become payable semiannually in cash, at the rate of 12-1/4% per annum, commencing March 1, 2008. As Parent is a holding company with no operations or material assets other than the capital stock of the Company, its ability to make payments on such notes is dependent on the distribution of funds (through loans, dividends or otherwise) from the Company. It is currently contemplated that the Company will declare and pay dividends to fund Parent's interest payment obligations under its notes.

           The payment of dividends by the Company is subject to restrictions contained in (i) the Company's new senior revolving credit facility and (ii) the indenture governing the Company's new senior notes.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                Year Ended December 31,
                                                     --------------------------------------------------------------------------
                                                        2003          2002            2001            2000           1999
                                                     ----------- --------------- ---------------- -------------- --------------
                                                                 (amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Net sales(1), (4) .........................          $101,593        $94,425           $89,622        $90,365        $92,061
  Net income (loss)(2), (3), (4).............           (6,241)          5,485           (1,364)        (3,200)          1,595
  Net income (loss) applicable to common
      shares(2), (3).........................          (13,516)          3,904           (8,109)        (9,205)        (3,766)
  Basic earnings per common share:
     Income (loss)...........................          $(25.59)          $7.39          $(15.35)       $(16.96)        $(7.13)
     Cumulative effect of change in accounting
         principle...........................                --             --                --         (0.47)             --

     Net income (loss) applicable to
         common shares.......................          $(25.59)         $ 7.39         $ (15.35)      $ (17.43)       $ (7.13)

  Diluted earnings per common share:
     Income (loss)...........................          $(25.59)         $ 5.87          $(15.35)       $(16.96)        $(7.13)
     Cumulative effect of change in accounting
         principle...........................                --             --                --         (0.47)             --

     Net income (loss) applicable to
         common shares.......................          $(25.59)          $5.87          ($15.35)       ($17.43)       ($ 7.13)

BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets................................         $243,694       $213,594          $216,663       $227,757       $243,603
  Total debt, including current maturities...           191,986        160,500           167,500        180,000        195,864
  Mandatorily redeemable preferred stock.....            65,080         57,805            57,443         50,698         44,693


(1) During 2002, the Company adopted EITF No. 00-14, "Accounting for Certain Sales Incentives" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". As a result of this adoption, certain expenses have been reclassified from selling, general and administrative to net sales for the years ended 2001, 2000, and 1999. Net sales for 2001, 2000, and 1999 have been reduced by $4,126, $2,859 and $2,399, respectively, from previously reported amounts. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company's net income for any of these periods.

(2) Net income (loss) and net income (loss) attributable to common shares for the year ended December 31, 2000 includes a loss of $850 (net of income tax benefit of $521) related to the write-off of deferred financing costs upon the refinancing of the Company's term loan and a cumulative effect of change in accounting principle of $251 (net of income tax benefit of $153) as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Pursuant to the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company reclassified the write-off of $1.4 million of deferred financing costs incurred upon refinancing the Company's term loan on December 29, 2000 to other expense from extraordinary loss.

(3) Net income (loss) and net income applicable to common shares for the year ended December 31, 2003, includes $7.4 million relating to the Republic judgment and $3.3 million relating to the terminated Star asset purchase agreement.

(4)   Includes federal excise taxes of $1,899, $1,684, $1,241, $1,310 and $993 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           The Company is the third largest manufacturer, marketer and distributor of loose leaf chewing tobacco in the United States and the largest marketer and distributor in the United States and Canada of premium cigarette papers. The Company is also a leading manufacturer, marketer and distributor of MYO smoking tobaccos and related products. In addition, in September 2003, the Company began marketing and distributing premium manufactured cigarettes under the ZIG-ZAG Premium Cigarettes brand name.

           The Company generates revenues from the sale of its products primarily to wholesale distributors who in turn resell them to retail operations. The Company's net sales, which include federal exercise taxes, consist of gross sales, net of cash discounts, returns, and selling and marketing allowances.

           The Company's principal operating expenses include the cost of raw materials used to manufacture its products; the cost of finished products, which are purchased goods; direct labor; federal excise taxes; manufacturing overhead; and selling, general and administrative expenses, which includes sales and marketing related expenses, legal expenses and compensation expenses, including benefits costs of salaried personnel. In 2002, the Company ceased the amortization of goodwill in accordance with FASB Statement 142, Goodwill and Other Intangible Assets ("Statement 142") and consequently, beginning in 2002, amortization of goodwill no longer constitutes one of the Company's principal operating expenses. The Company's other principal expenses include interest expense and amortization of deferred financing costs and other expenses, the last of which has arisen during the last several years and has during 2001 and 2002 primarily represented the legal, investigative and related costs associated with the Texas and California Infringing Products Litigations instituted by the Company against alleged counterfeiters of ZIG-ZAG premium cigarette papers and during 2003 primarily represented the Republic litigation.

           The following factors have affected the Company's results during the period of 1999 to 2003:

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

                  o The impact of increased manufactured cigarette prices. Management believes such price increases have resulted in higher MYO cigarette sales. During the period of 2001 to 2003, a number of states increased their excise taxes on cigarettes. Management expects this trend to continue as more states seek additional sources of revenue to combat significant budget deficits.

                  o The continuing downward trend of loose leaf chewing tobacco consumption. This is a result of an aging consumer base coupled with an increasing trend of consumers switching to moist snuff due to changing demographics. Management believes that the switch to moist snuff has been caused, in part, by the recent availability of discount moist snuff products being priced at the same levels or lower than loose leaf products. However, management believes that the current rate of switching has slowed significantly as those consumers who found the moist snuff product more attractive have already switched, leaving a loyal base of higher use consumers in the loose leaf category. Historically, increased prices for loose leaf products have largely offset this downward trend in consumption. Management expects this pricing trend to continue and, as a result, the Company expects that this segment's contribution to the Company's earnings will remain relatively constant and stable for the foreseeable future.

                  o The impact of currency fluctuations. Currency movements and suppliers' price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, the Company bears certain foreign exchange risks for its inventory purchases. To minimize this risk, the Company has in the past and may in the future choose to utilize short-term forward currency contracts, through which the Company secures Euros in order to provide payment for its monthly purchases of inventory. In 2003, as the Euro continued to increase in value in comparison to the U.S. dollar, the Company experienced an increase in cost of goods sold.

                  o The impact of marketing and promotional initiatives. Historically, based upon the timing of the Company's marketing and promotional initiatives, the Company has experienced significant variability in its month-to-month results. Promotional activity significantly increases net sales in the month in which it is initiated, while net sales are adversely impacted in the month after a promotion. For example, the Company's fourth quarter of 2002 was particularly strong since that quarter included what was then advertised as its last "promotion" for its premium cigarettes papers business before it moved to an "every-day-low-price" strategy. This change in promotional strategy adversely impacted the first quarter of 2003 results. Thus, promotional program variability and timing issues are to be anticipated in the future due to the importance of marketing and promotional initiatives in the Company's business.

In addition, the following factors affected the Company's results in 2003:

                  o The Republic litigation. On July 8, 2003, following a four day trial, an Illinois jury returned a verdict in favor of Republic Tobacco, L.P. on defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. The Company filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to the Company's existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards. On January 8, 2004, the Company appealed this judgment, including the finding of liability in this case as well as the amount of the award. There can be no assurance, however, that the Company will prevail on appeal. On January 22, 2004, Republic filed a general notice of cross appeal, but did not specify the issues or claims for which it is seeking appellate review. On March 7, 2004, the Company filed its opening brief with the Court of Appeals. Republic's brief is scheduled to be filed April 7, 2004. The Company and Republic each may file reply briefs thereafter.

                  o Termination of Star acquisition. On July 15, 2003, the Company, Star Scientific, Inc. ("Star") and Star's wholly-owned subsidiary Star Tobacco, Inc. ("Star Tobacco") mutually agreed to terminate an asset purchase agreement entered into by the parties on February 18, 2003 under which the Company was to purchase the cigarette business of Star Tobacco. Pursuant to the termination agreement, Star retained a $2 million earnest money deposit that had been placed in escrow by the Company and the parties executed mutual releases of any liabilities arising out of the asset purchase agreement. The Company incurred approximately $3.3 million of direct costs, including the earnest money deposit, in connection with the Star transaction.

                  o Stoker acquisition. On November 17, 2003, the Company consummated the acquisition of Stoker, Inc. Through the acquisition, the Company acquired the Stoker family of brands and the related business operations, including the equipment used to manufacture and package Stoker products. The purchase price for the Stoker acquisition was $22.5 million in cash and was financed with borrowings under the Tranche B term loan in the Company's existing senior credit facility. As a result of the Stoker acquisition, the Company's net sales, cost of goods sold and other operating results are expected to increase significantly. It is the Company's intention to consolidate all production and packaging of its and Stoker's smokeless tobacco and MYO products into a single location. This consolidation is expected to be completed during 2004 and to result in significant tangible synergies as excess production capacity will be utilized with modest incremental costs and as personnel redundancies will be eliminated. The consolidation of the two facilities along with the elimination of other redundant general and administrative expenses is expected to yield an annualized savings of approximately $3.9 million.

                  o Launch of ZIG-ZAG Premium Cigarettes. During 2003, the Company incurred approximately $2.9 million of expenses associated with the start-up of the ZIG-ZAG Premium Cigarette business. No meaningful revenues from these products were generated during this period and these expenses are considered non-recurring as they are deemed by management to be start-up costs.

                  o Benefit restructuring. On December 31, 2003, the Company froze its salaried pension plan. The Company expects the freezing of the pension plan to yield approximately $1.3 million of savings over several years.

RESULTS OF OPERATIONS


           For financial reporting purposes, the Company has three reporting segments: smokeless tobacco, which principally includes the sale of loose leaf chewing tobacco; MYO, which includes sales of premium cigarette papers and MYO tobacco and related products; and premium manufactured cigarettes. The Company launched its premium manufactured cigarette business late in the third quarter of 2003. To date, this business is in a developmental phase and its results have not been significant. As a result of the Stoker acquisition, the Company also operates a catalog business which sells tobacco and non-tobacco products. The Stoker acquisition was completed on November 17, 2003.

SUMMARY

           The table and discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 2003, 2002 and 2001.


                                                                           Year Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                        2003                          2002                          2001
                                             -------------------------      -----------------------       -----------------------
                                                                             (amounts in thousands)
Net sales...............................      $101,593          100.0%        $94,425        100.0%         $89,622        100.0%
Cost of sales...........................        48,616            47.9         40,973          43.4          37,697          42.1
                                             ---------       ---------      ---------     ---------       ---------     ---------
Gross profit............................        52,977            52.1         53,452          56.6          51,925          57.9
Selling, general and
   administrative expenses..............        32,589            32.1         24,065          25.5          23,372          26.1
Amortization expense....................            67              --             --            --           5,490           6.1
                                             ---------       ---------      ---------     ---------       ---------     ---------
Operating income........................        20,321            20.0         29,387          31.1          23,063          25.7
Interest expense, net, and deferred
   financing costs......................        19,122            18.8         18,744          19.8          19,742          22.0
Other expense...........................        11,129            10.9          1,944           2.1           2,642           2.9
                                             ---------       ---------      ---------     ---------       ---------     ---------
Income (loss) from continuing operations
   before income tax expense............       (9,930)           (9.7)          8,699           9.2             679           0.8

Income tax expense (benefit)............       (3,689)           (3.6)          3,214           3.4           2,043           2.3
                                             ---------       ---------      ---------     ---------       ---------     ---------
Income (loss) before extraordinary loss
   and cumulative effect of change in
   accounting principle.................       (6,241)           (6.1)          5,485           5.8         (1,364)         (1.5)
Extraordinary loss......................            --              --             --            --              --            --
Cumulative effect of change in
   accounting principle.................            --              --             --            --              --            --
                                             ---------       ---------      ---------     ---------       ---------     ---------
Net income (loss).......................     $ (6,241)          (6.1%)        $ 5,485          5.8%        $(1,364)        (1.5%)
                                             =========       =========      =========     =========       =========     =========

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

           Net Sales. For 2003, net sales were $101.6 million, an increase of $7.2 million or 7.6% from the prior year. Net sales of the smokeless tobacco segment increased from $35.7 million to $36.7 million or 2.8% from the prior year reflecting the acquisition of Stoker and an approximate 5% price increase during 2003, which was partially offset by an overall volume decline of 5.9%. Net sales continue to be adversely impacted by competitive pressures, including increased discounting from other loose leaf competitors, growth of the moist snuff value brands and increased discounting activity by moist snuff manufacturers.

           Net sales of the MYO segment increased from $58.7 million to $64.7 million or 10.2% from the prior year. This was due to an increase of $2.6 million in sales of the expanded MYO smoking tobacco and related products line, including sales by Stoker which, in management's opinion, resulted from increases in prices and taxes of manufactured cigarettes; an increase of $2.6 million in sales of premium cigarette papers, due to the continuing recovery from the counterfeiting activity; and an increase of $0.8 million in premium cigarette paper sales to Canada. All of these positive factors were partially offset by an increase in customer incentives, both to expand the distribution in the MYO area and to enhance recovery from counterfeiting activity. The Company attributes its continuing recovery from counterfeiting activity to the litigation instituted by the Company against alleged counterfeiters as discussed under Part I, Item 3, "Legal Proceedings" above.

           Gross Profits. For 2003, gross profit decreased 0.9% to $53.0 million from $53.5 million for the prior year while the gross margin decreased to 52.1% from 56.6%.

           Gross profit of the smokeless tobacco segment increased to $17.1 million in 2003 from $16.5 million for the prior year, or 3.6%, due to sales by Stoker, which was acquired on November 17, 2003. Gross margin of this segment increased to 46.5% of net sales in 2003 from 46.1% of net sales for the prior year. This increase is attributed primarily to price increases instituted in September 2003.

           Gross profit of the MYO segment decreased 3.2% to $35.8 million from $37.0 million in 2002 due to higher cost of goods with respect to MYO premium cigarette papers resulting from a stronger Euro in comparison to the U.S. dollar. The gross margin decreased from 63.0% of net sales in 2002 to 55.3% due to the impact of the stronger Euro in comparison to the U.S. dollar and to changes in product mix (greater growth in lower margin products).

           Currency. Currency movements and suppliers' price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. For 2004, the Company projects that the strong Euro against the U.S. dollar will again result in an increase in cost of goods sold. No forward contracts were utilized in 2003.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2003 increased 35.3% to $32.6 million from the prior year's $24.1 million. This increase was due primarily to the start up expenses of NACC's premium cigarette business of $2.9 million, increased compensation and related expenses of $3.3 million (including increased pension expense of $0.2 million), increased legal/litigation expenses of $0.7 million, increased travel/entertainment expenses of $0.5 million, increased Sales/Marketing expenses of $0.6 million and Stoker expenses of $0.5 million.

           Amortization Expense. Amortization of goodwill was eliminated effective January 1, 2002. Amortization expense totaling $0.07 million for the year ending December 31, 2003 related to the intangible assets acquired from Stoker.

           Net Interest Expense and Amortization of Deferred Financing Costs. Interest expense and amortization of deferred financing costs increased to $19.1 million in 2003 from $18.7 million for the prior year. This increase was the result of additional borrowings relating to the acquisition of Stoker and the funding of a bond in the Republic litigation.

           Other Expense. Other expense increased to $11.1 million in 2003 from $1.9 million for the prior year. Other expense consisted primarily of $7.4 million associated with the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. and $3.3 million associated with the termination of the Star Cigarette Asset Purchase Agreement.

           Income Tax Expense (Benefit). Income tax benefit was $3.7 million for 2003, reflecting the net loss of the Company. Income tax expense was $3.2 million in 2002.

           Net Income (Loss). Due to the factors described above, the Company incurred a net loss of $6.2 million for 2003 compared to net income of $5.5 for 2002.

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

           Net sales of the MYO segment increased from $51.0 million to $58.7 million or 15.1% from the prior year. This was due to increases of $5.7 million in sales of the expanded MYO smoking tobacco and related products line, which in management's opinion resulted from increases in prices and taxes of manufactured cigarettes; an increase of $3.1 million in premium cigarette papers, due to a continuing recovery from the counterfeiting activity; and an increase of $0.9 million in sales to Canada, due to increased sales of premium cigarette papers. All of these positive factors were partially offset by an increase in customer incentives, both to expand the distribution in the MYO area and to enhance recovery from counterfeiting activity. The Company attributes its continuing recovery from counterfeiting activity to the litigation instituted by the Company against alleged counterfeiters as discussed under Part I, Item 3, "Legal Proceedings" above.

           Gross Profits. For 2002, gross profit increased 3.1% to $53.5 million from $51.9 million for the prior year while the gross margin decreased to 56.6% from 57.9%.

           Gross profit of the smokeless tobacco segment decreased to $16.5 million in 2002 from $17.1 million for the prior year, or 3.4%, due to the net sales reduction; however, the gross margin increased to 46.1% in 2002 from 44.3% for the prior year. The primary reason for this was the reduction of the non-cash LIFO inventory adjustment to $2.1 million in 2002 from $2.9 million for the prior year. Disregarding this adjustment, the gross margin still increased by 0.5% to 52.1% in 2002 from 51.6% for the prior year.

           Gross profit of the MYO segment increased 6.0% to $37.0 million in 2002 from $34.9 million due to the continued growth in the smoking tobacco and related products area of this segment as a result of the net sales increase described above. The gross margin decreased from 68.4% in 2002 of net sales to 63.0% due primarily to changes in product mix (greater growth in lower margin products) and to the increase in the non-cash LIFO inventory adjustment of $2.0 million. Disregarding this adjustment, the gross margin decreased to 66.4% in 2002 from 68.4% for the prior year, again, as the MYO smoking tobacco and related products margin is less than that of premium cigarette papers.

           Currency. Currency movements and suppliers' price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bollore on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. For 2002, though currency rates were generally not favorable to the U.S. dollar in comparison to the Euro, the Company's inventory position benefited economically by utilizing prior short-term forward currency contracts in 2001. For 2002, as the Euro has remained strong against the U.S. dollar, the Company projects that its currency strategy will result in an increase in cost of goods sold; however, this increase will be exceeded by a reduction in promotional spending associated with the new everyday low price program. No contracts are outstanding.

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

LIQUIDITY AND CAPITAL REQUIREMENTS

           The Company's principal uses for cash are working capital, debt service, its annual MSA escrow account deposit and capital expenditures. In 2003, the Company also had significant cash expenditures in connection with acquisitions and the Republic litigation. The Company's principal sources of cash are from operating cash flows and from borrowings under its senior secured credit facility. As described below, the Company consummated the refinancing of its existing debt and preferred stock on February 17, 2004.

           Working capital was $34.4 million at December 31, 2003 compared to $32.3 million at December 31, 2002. This increase was primarily the result of increased inventories of $1.4 million, increased accounts receivable of $2.7 million and a reduction of net income tax related liabilities of $3.9 million, which were offset by an increase in accounts payable and accrued expenses of $4.8 million and an increase in the revolving credit facility of $0.8 million. The Company contributed $1.4 million to its defined benefit plans in 2003. As of December 31, 2003, the Company had an undrawn availability of $8.7 million under the revolving credit portion of its senior secured credit facility.

           During 2003, the Company had $1.6 million in capital expenditures. The Company believes that its capital expenditure requirements for 2004 will be approximately $6.0 million due to the consolidation of its manufacturing locations. Management believes that it will be able to fund its capital expenditure requirements from operating cash flows and, if needed, borrowings under its senior secured credit facility.

           On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due 2004 (the "Notes") which were called for redemption on April 2, 2004. The Notes are unsecured senior obligations of the Company which were scheduled to mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

           At December 31, 2003, the Company was operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein, which provided for a $25.0 million term loan and a $10.0 million revolving credit facility. The Term Loan was payable in eight (8) quarterly installments of $3.125 million each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on December 31, 2002, at which time the term loan was paid in full. On December 31, 2002, the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20 million and extended to December 31, 2003. During 2003, the Amended Loan Agreement was amended to reduce the revolving credit facility to $15.0 million and to extend the maturity to March 31, 2004. The unused portion of revolving credit facility at December 31, 2003 was $8.7 million. All terms of the original Loan Agreement remained in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement were guaranteed by National Tobacco, NAOC and NTFC. In addition, the Company's obligations were collateralized by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement was based, at the Company's option, on either LIBOR or the prime rate as announced by the Agent from time to time. At December 31, 2003, the Notes Payable outstanding under the Tranche B term loan portion consisted of $7.7 million incurred to finance the posting of a $7.7 million judgment bond (including accrued interest and fees) in connection with the litigation with Republic Tobacco (See Note 19, Contingencies) and $23.0 million to finance the acquisition of Stoker (See Note 3, Acquisition of

Business). As of December 31, 2003, the interest rate on borrowings under the Amended Loan Agreement was 5.15%.

           The Loan Agreement and the Senior Notes included cross default provisions and limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At December 31, 2003, the Company was in compliance with all provisions of the Amended Loan Agreement and Senior Notes.

           On December 31, 2003, the Senior Notes and Notes Payable, as described above, were reclassified as noncurrent liabilities in the Consolidated Balance Sheet, reflecting the Company's intention and ability to refinance the Amended Loan Agreement and Senior Notes as described below.

           On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of the Senior Notes (the "New Senior Notes") by the Company, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to the Company and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of Parent.

           The New Senior Notes are senior unsecured obligations of the Company and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for , and interest is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. The Company will not be required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes.

           On and after March 1, 2008, the Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

               Year                                Redemption Price
               ----                                ----------------

               2008                                    104.625%
               2009                                    102.313%
               2010 and thereafter                     100.000%


           In addition, prior to March 1, 2008, the Company may redeem the Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

           In addition, at any time prior to March 1, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes with the Net Cash Proceeds of one or more Equity Offerings by Parent or the Company so long as there is a Public Market at the time of such redemption, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

           In connection with the refinancing, the Company also amended and restated the existing credit facility, resulting in a new $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the "Agent Bank") and La Salle Bank, National Association. The new credit agreement (the "New Credit Agreement") governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. The Company will use the new senior revolving credit facility for working capital and general corporate purposes.

           Indebtness under the New Credit Agreement is guaranteed by each of the Company's current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of the Company's and the Company's direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interest and intercompany notes held by the Company and its subsidiaries.

           Each advance under the New Credit Agreement will bear interest at variable rates based, at the Company's option, on either the prime rate plus 1% or LIBOR plus 3%. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, the Company will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

           Under the new senior revolving credit facility, the Company is required to pay the lenders under the New Credit Agreement an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis, on the undrawn and unused portion of the credit facility. The Company is also required to pay to the lenders letter of credit fees equal to 3.00% per annum multiplied by the maximum amount available from time to time to be drawn under such letter of credit issued under the New Credit Agreement and to the lender issuing a letter of credit a fronting fee of 0.125% per annum multiplied by the aggregate face amount of letters of credit outstanding during a fiscal quarter plus other customary administrative, amendment, payment and negotiation charges in connection with such letters of credit.

           The New Credit Agreement requires the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, and a minimum consolidated adjusted earnings before interest, taxes, dividends and amortization ("EBITDA"). The New Credit Agreement also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Credit Agreement requires that certain members of Executive Management remain active in the day-to-day operation and management of the Company and its subsidiaries during the term of the facility.

           The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

           Concurrently with the offering of the New Senior Notes, Parent issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the "Parent Notes").

The Parent Notes are Parent's senior obligations and are unsecured, ranking equally in right of payment to all of Parent's future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Parent Notes, and will be effectively subordinated to any secured obligations of Parent to the extent of the assets securing those obligations. The Parent Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company and its subsidiaries' obligations, including the New Senior Notes.

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


           As discussed in "Item. 1 Business - State Attorney General Settlement Agreements," in order to be in compliance with the MSA and subsequent states' statutes, the Company is required to fund an escrow account with each of the settling states based on the number of cigarettes or cigarette equivalents(i.e., the pounds of MYO smoking tobacco) sold in such state. Funding of the escrow deposit by the Company in 2003 was $3.3 million in respect of sales of MYO smoking products in 2002. The Company estimates the total payments will be $3.4 million in 2004 due to an increase of sales of MYO smoking products in 2003.

           The following table summarizes the Company's contractual cash obligations, excluding interest expenses, as of December 31, 2003 (in thousands):

CONTRACTUAL CASH OBLIGATIONS            TOTAL         LESS THAN 1 YEAR       1-3 YEARS       4-5 YEARS      AFTER 5 YEARS
----------------------------------- --------------- --------------------- ---------------- -------------- ------------------
Senior notes                              $155,000              $155,000       $      --        $    --         $       --

Notes payable                               30,686                30,686              --             --                 --

Revolving credit facility                    6,300                 6,300              --             --                 --

Operating leases                             4,084                   726            1,271            600              1,487
                                    --------------- --------------------- ---------------- -------------- ------------------
                                          $196,070              $192,712          $ 1,271          $ 600          $ 201,487
                                    =============== ===================== ================ ============== ==================

           The following table summarizes the Company's contractual cash obligations, excluding interest expenses, at February 17, 2004 after giving effect to the refinancing of the Company's existing debt and preferred stock (in thousands):

CONTRACTUAL CASH OBLIGATIONS                 TOTAL        LESS THAN 1 YEAR       1-3 YEARS       4-5 YEARS      AFTER 5 YEARS
---------------------------------------- -------------- --------------------- ---------------- -------------- ------------------
Senior notes                                  $200,000                  $--            $  --            $--            $200,000

New senior revolving credit facility            10,760                   --            10,760            --                 --

Operating leases                                 4,084                   726            1,271            600              1,487
                                         -------------- --------------------- ---------------- -------------- ------------------
                                              $214,844                  $726          $12,031           $600           $201,487
                                         ============== ===================== ================ ============== ==================

           After giving effect to the February 17, 2004 refinancing transactions, the Company believes that its operating cash flows, together with its revolving credit facility, should be adequate to satisfy its reasonably foreseeable operating capital requirements.


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

           Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. SFAS No. 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

           SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. SFAS No. 142 was effective January 1, 2002 and the Company was required to complete step one of a transitional impairment test by June 30, 2002 and to complete step two of the transitional impairment test, if step one indicated that the reporting unit's carrying value exceeds its fair value by December 31, 2002. Any impairment loss resulting from the transitional impairment test was required to be recorded as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. The net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31, 2003. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved). The Company has reported that no impairment of goodwill has been incurred as of December 31, 2003.

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

           Pension and Postretirement Benefits Obligations - Pension and postretirement benefits obligations accounting is intended to reflect the recognition of future benefit costs over covered employees' approximate service periods based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service costs and interest cost to arrive at pension income or expense for the year. As of December 31, 2003 and 2002, the Company used expected long-term rates of return on pension plan assets of 8.5%. The postretirement plan has no assets. The Company analyzed the rates of returns on assets used and determined that this rate is reasonable based upon the plans' historical performance relative to the overall markets and mix of assets. The Company will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. As of December 31, 2003, the

Company used discount rates of 5.5% and 6.25% for the pension and postretirement plans, respectively. As of December 31, 2002, the Company used 6.75% for both the pension and postretirement plans. The decrease in the discount rate used in the current year correlates with a decline in interest rates on noncallable, high quality bonds over the past year. The Company bases its discount rate used for postretirement benefits on Moody's Aa bond index plus an adjustment upward to the next quarter percentage point. See Note 12 to the Consolidated Financial Statements for the full list of assumptions for the pension and postretirement plans.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under its senior secured credit facility. The Company's credit facility bears interest at rates which vary with changes in (i) LIBOR or (ii) a rate of interest announced from time to time by the lender under the senior secured credit facility. As of December 31, 2003, $37.0 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant.

           Foreign Currency Sensitivity. NAOC purchases inventory from Bollore on terms of net 45 days which are payable in Euros. Accordingly, exposure exists to potentially adverse movement in foreign currency rates (Euros). NAOC may choose to use short-term forward currency contracts to minimize the risk in foreign currency exchange rates. In addition, Bollore provides a contractual hedge against catastrophic currency fluctuation in its agreement with NAOC. NAOC does not use derivative financial instruments for speculative trading purposes, nor does NAOC hedge its foreign currency exposure in a manner that offsets the effects of changes in foreign exchange rates.

           NAOC regularly reviews its foreign currency risk and its hedging programs and may as part of that review determine at any time to change its hedging policy. As of December 31, 2003, NAOC had no outstanding forward currency contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements of the Company contained in Item 15(a), appear on pages F-1 through F-38 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A.   CONTROLS AND PROCEDURES

           The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

           There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

           The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company as of the date of this filing. See "Election of Directors."

Name                                  Age        Position
----                                  ---        --------

Thomas F. Helms, Jr.............      63         Chief Executive Officer and
                                                  Chairman of the Board
David I. Brunson................      53         President, Chief Financial
                                                  Officer, Treasurer and
                                                  Director
Jack Africk*....................      75         Director
Marc S. Cooper*.................      43         Director
Geoffrey J. F. Gorman* .........      47         Director
James W. Dobbins................      44         Senior Vice President--General
                                                  Counsel and Secretary
Robert A. Milliken, Jr..........      47         President and Chief Operating
                                                  Officer - National Tobacco
                                                  Company, L.P.
James M. Murray.................      43         Senior Vice President--Sales
                                                  & Marketing - National Tobacco
                                                  Company, L.P.
Lawrence S. Wexler..............      51         President and Chief Operating
                                                  Officer - North Atlantic
                                                  Cigarette Company, Inc.

* Audit committee members.


           Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chief Executive Officer and Chairman of the Board since June 1997. He is also the Chairman of the Board of Directors and Chief Executive Officer and a Director of Parent, the President and a Director of NTC, the President and a Director of NACC, the President of National Tobacco Finance Corporation, the Chairman of the Board of Directors, President and Chief Executive Officer and a Director of NAOC, the Chairman and President and a Director of Stoker, the Chairman and President and a Director of Fred Stoker & Sons, Inc. and the Chairman and President and a Director of RBJ Sales, Inc. In 1988, Mr. Helms formed National Tobacco Company, L.P., which acquired certain loose leaf chewing tobacco assets of Lorillard, Inc. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation's smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. From 1964 to 1979, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon, Inc.

           David I. Brunson. David I. Brunson has been President of the Company since April 2002and Chief Financial Officer and a Director of the Company since June 1997. Mr. Brunson is also the President, Chief Financial Officer and a Director of Parent, the Chief Financial Officer and a Director of NTC, the Treasurer and Assistant Secretary and a Director of NACC, the Chief Financial Officer of National Tobacco Finance Corporation, the Executive Vice President-Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary and a Director of NAOC, the Executive Vice President and Chief Financial Officer of Stoker, the Executive Vice President and Chief Financial Officer of Fred Stoker & Sons, Inc. and the Executive Vice President and Chief Financial Officer of RBJ Sales, Inc. From April 1997 to April 2002, he served as the Executive Vice President--Finance and Administration. In December 1998, Mr. Brunson was also appointed to the offices of Treasurer and Secretary of the Company. Mr. Brunson relinquished his position as Secretary of the Company in April 2002. Prior to joining the Company, from November 1992 until April 1997, he was employed as a Managing Director at Societe Generale, an investment bank, where he established and was President of Societe Generale Investment Corporation. From July 1979 until November 1992, he was employed at The First National Bank of Chicago, lastly as a Managing Director in the Investment Banking Division.

           Jack Africk. Jack Africk has been a Director of the Company since October 1997 and has been serving as a consultant to it since January 1999. From January through December 1998 he served as President and Chief Operating Officer of the Company. From 1996 to June 1997, he was Chief Executive Officer of NATC Holdings USA, Inc. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC Holdings USA, Inc. Mr. Africk is a former Vice

Chairman of UST Inc. ("UST"). From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as a Director of Tanger Factory Outlets, a NYSE real estate investment trust that owns and operates factory outlet centers, and Crown Central Petroleum, an operator of refineries, gasoline stations and convenience stores.

           Marc S. Cooper. Marc S. Cooper has served as a Director of the Company since May 2001. Since May 1999, he has served as a Managing Director of Peter J. Solomon Company in its Mergers and Acquisitions Department. From March 1992 until May 1999, Mr. Cooper served as Vice Chairman of Barington Capital Group, an investment bank of which he was a founding member. Prior to his tenure with Barington Capital Group, Mr. Cooper spent three years as a partner of Scharf Brothers, a private merchant banking firm. Currently, Mr. Cooper serves as a director of Steve Madden, Inc. and Maxcor Financial.

           Geoffrey J. F. Gorman. Geoffrey Gorman has served as a Director of the Company since April 2002. He is the Managing Partner of Private Equity Partners, LLC. Since 1985, he has organized and led leveraged acquisitions and private equity investments. Mr. Gorman has served as a Chairman of the Board of Directors of Protein Genetics, Inc., Southern Dental Corporation, Waterbury Companies, Inc. and Compass Plastics & Technologies, Inc. Mr. Gorman has also served as a member of the board of directors of Swanson Manufacturers, Inc., Golden State Vintners, Inc., The Company Store, Inc., Avanti Petroleum, Inc. and Koala Springs International Corporation. Mr. Gorman currently serves as Chairman of the Board of Advisors of Santa Maria Foods Corporation and as a member of the board of directors of Winnfield Funeral Homes and Life Insurance Company. Prior to 1996, Mr. Gorman was a partner at Ardshiel, Inc., an investment bank.

           James W. Dobbins. James W. Dobbins has been Senior Vice President and General Counsel of the Company since June 1999. He has also held the position of Secretary since April 2002. Mr. Dobbins is also the Senior Vice President, General Counsel and Secretary of Parent, the Secretary of NACC, the Senior Vice President, General Counsel and Secretary of NAOC, the Senior Vice President, General Counsel and Secretary of Stoker, the Senior Vice President, General Counsel and Secretary of Fred Stoker & Sons, Inc. and the Senior Vice President, General Counsel and Secretary of RBJ Sales, Inc. Prior to joining the Company, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group Inc., a major cigarette manufacturer, including, at the time he left that company, Vice President, General Counsel and Secretary. Mr. Dobbins had been an outside litigation attorney with Webster & Sheffield, a New York law firm, representing a variety of clients including Liggett Group Inc. Prior to joining Webster & Sheffield, he served as a law clerk to the Honorable J. Daniel Mahoney, United States Circuit Judge for the Second Circuit Court of Appeals.

           Robert A. Milliken, Jr. Robert A. Milliken, Jr. has been the President and Chief Operating Officer of NTC since April, 2002. From May, 1979 to June, 1995 he held numerous senior management positions with increasing responsibility with Arco Products Company and AMPM Mini Markets; from June 1995 to April 2001 he held positions of Vice President, Marketing for Sunoco which included their A Plus retail convenience stores; Vice President, Retail Business Unit for Amoco where he operated more than five hundred Amoco owned convenience stores, then, subsequent to the BP Amoco merger, he became Vice President, Convenience Retailing for BP Amoco responsible for all convenience store activity in North America; and Vice President and General Manager of Irving Oil and their branded Mainway retail convenience stores. During this period, Mr. Milliken leveraged his significant tobacco category experience working with the major tobacco manufacturers and wholesalers strategizing how to sustain and optimize the tobacco category as the most significant contributor of convenience store sales and profitability. Immediately prior to joining the Company, he was Senior Vice President of Willard Bishop Consulting (WBC) in Illinois, a major firm in providing leadership primarily to large national convenience store chains. During his tenure at WBC, Mr. Milliken provided business consulting services to candy and tobacco wholesalers as well as major chain retailers within the convenience store, supermarket and drug store industries from April 2001 until March 2002.

           James M. Murray. James M. Murray has been the Senior Vice President--Sales & Marketing for NTC since November 2001. Prior to that time, he was the Vice President--Marketing for NTC. Before joining NTC, from 1995 to 1999, Mr. Murray was employed by Brachs Confections in a variety of senior sales and marketing positions, including Director of Trade Marketing and Vice President of Marketing--Fresh Candy Shoppe. From 1985 until 1994, Mr. Murray held numerous sales and marketing positions with increasing responsibility with The American Tobacco Company, including Product Manager, Strategic Sales Operations Director, Business Unit Director and Vice President--Premium Brands where he was responsible for the profitable development of the Carlton, Pall Mall and Lucky Strike brands. Prior to joining American Tobacco, Mr. Murray was employed by A.C. Nielsen Marketing Research.

           Lawrence S. Wexler. Lawrence S. Wexler has been the President and Chief Operating Officer of NACC since December 2003. Prior to joining NACC, from 1998 to 2003 he was a consultant to a number of emerging marketing, communication and financial companies, advising them on financial, marketing, and strategic matters, at times in an operating role. From 1977 to 1998, he was employed by Philip Morris, USA in various positions in the Sales, Marketing and Finance Departments. As Group Director, Discount Brands his group introduced the Basic and Alpine brands. He served as Senior Vice President of Marketing from 1992-93 and Senior Vice President Finance, Planning and Information Services from 1993 to 1998, when he left that company.

           No family relationships exist between any director and executive officer of the Company.

ELECTION OF DIRECTORS

           Pursuant to the terms of an Amended and Restated Exchange and Stockholders' Agreement, dated as of February 9, 2004, among the Company, Parent and certain of the stockholders of Parent (the "Stockholders' Agreement"), Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all of the directors of Parent. Each director is to serve until the next annual meeting of shareholders (or written consent in lieu thereof) and until his successor is elected and duly qualified. Parent, in turn, votes all of the Common Stock of the Company and, accordingly, has the right to elect all of its directors.

AUDIT COMMITTEE FINANCIAL EXPERT

           The Board of Directors has determined that Geoffrey J.F. Gorman qualifies as an "audit committee financial expert" as such term is defined in recently adopted rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002. The Board of Directors has further determined that Mr. Gorman is "independent" as such term is defined in the Exchange Act.

CODE OF BUSINESS CONDUCT AND ETHICS

           The Company's Code of Business Conduct and Ethics has been approved by its Board of Directors and will apply to all of its executive officers and directors, including its principal executive officer, principal financial officer and principal accounting officer. The Company's Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to its business.

           The Company undertakes to provide without charge to any person, upon request, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to North Atlantic Trading Company, Inc., Attention: General Counsel, 257 Park Avenue South, New York, New York, 10010-7304.

ITEM 11.   EXECUTIVE COMPENSATION

           The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the executives listed below for the fiscal years ended December 31, 2001, 2002 and 2003 (each person appearing in the table is referred to as a "Named Executive"):

                           SUMMARY COMPENSATION TABLE


                                                          Annual                            Long-Term
                                                       Compensation                        Compensation
                                               -----------------------------    ---------------------------------
                                                                                       Awards            Payouts
                                                                                       ------            -------
                                                                     Other
                                                                     Annual     Restricted  Securities
                                                                     Compen-      Stock     Underlying     LTIP
                                                Salary      Bonus    sation      Awards(s)   Options/     Payouts
Name and Principal Position            Year      ($)         ($)       ($)         ($)       SARs (#)       ($)     Compensation ($)
---------------------------            ----      ---         ---       ---         ---       --------       ---     ----------------
Thomas F. Helms, Jr. .............     2003   $725,000    $   -         -           -            -           -       $ 130,499 (1)
      Chairman of the Board and        2002    725,000        -         -           -            -           -         106,705 (2)
      Chief Executive Officer          2001    525,000     400,000      -           -            -           -         106,797 (3)

David I. Brunson..................     2003    600,000        -         -           -            -           -          85,621 (4)
      President, Chief Financial       2002    600,000        -         -           -            -           -          94,005 (5)
      Officer and Treasurer            2001    425,000     300,000      -           -            -           -          78,712 (6)

Robert A. Milliken, Jr............     2003    350,000        -         -           -            -           -          25,462 (7)
      President and Chief              2002    262,500        -         -           -            -           -         108,096 (8)
      Operating Officer -              2001         -         -         -           -            -           -               -
      National Tobacco
       Company, L.P.

James W. Dobbins..................     2003    220,000      40,000      -           -            -           -          11,722 (9)
      Senior Vice President--          2002    211,538        -         -           -            -           -          10,985 (10)
      General Counsel                  2001    197,596      25,000      -           -            -           -           9,242 (11)

James M. Murray...................     2003    216,489        -         -           -            -           -          16,731 (12)
      Senior Vice President--          2002    205,000        -         -           -            -           -          15,731 (13)
      Sales & Marketing -              2001    183,481      35,000      -           -            -           -          10,745 (14)
      National Tobacco
       Company, L.P.


-------------------------------

(1) Includes insurance premiums of $63,711 paid by the Company with respect to term life and disability insurance, contributions by the Company of $14,000 to a defined contribution plan, $50,000 as compensation for estate and tax planning activities and $2,788 for miscellaneous payments.

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

(4) Includes insurance premiums of $12,390 paid by the Company with respect to term life and disability insurance, contributions by the Company of $14,000 to a defined contribution plan, $35,000 as compensation for estate and tax planning activities and $24,231 for miscellaneous payments.

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

(7) Includes contributions by the Company of $12,000 to a defined contribution plan and $13,462 for miscellaneous payments.

(8) Includes signing bonus of $87,500, contributions by the Company of $10,500 to a defined contribution plan and $10,096 for miscellaneous payments.

(9) Includes contributions by the Company of $7,914 to a defined contribution plan and $3,808 for miscellaneous payments.

(10) Includes contributions by the Company of $7,177 to a defined contribution plan and $3,808 for miscellaneous payments.

(11) Includes contributions by the Company of $6,550 to a defined contribution plan and $2,692 for miscellaneous payments.

(12) Includes contributions by the Company of $12,000 to a defined contribution plan and $4,731 for miscellaneous payments.

(13) Includes contributions by the Company of $11,000 to a defined contribution plan and $4,731 for miscellaneous payments.

(14) Includes contributions by the Company of $6,803 to a defined contribution plan and $3,942 for miscellaneous payments.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

           There were no stock options granted in 2003 to any of the named executive officers.

             AGGREGATED OPTION/SAR EXERCISES DURING LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                    The following table sets forth certain information with respect to the exercise of options to purchase the Company's common stock during 2003, and the unexercised options held and the value thereof at that date, for each of the named executive officers.

                             SHARES                               NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                           ACQUIRED ON         VALUE         UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY OPTION
         NAME             EXERCISE (#)     REALIZED ($)            AT FISCAL YEAR END                   AT FISCAL YEAR END
         ----             ------------     ------------            ------------------                   ------------------
                                                             EXERCISABLE      UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
                                                             -----------      -------------        -----------      -------------
David I. Brunson               --               --               37,024            4,000            $2,371,453            -
Robert A. Milliken, Jr.        --               --                1,979            5,936                    -             -
James W. Dobbins               --               --                2,500            1,500               143,620            -
James M. Murray                --               --                2,500            1,500               143,620            -


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

COMPENSATION OF DIRECTORS

           Generally, directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $25,000, plus reasonable out-of-pocket expenses, for their services on the Board and its committees. Geoffrey Gorman will receive an additional $25,000 for serving as Chairman of the Audit Committee and an additional $25,000 annually for serving as Chairman of the Finance Committee.

EMPLOYMENT AGREEMENTS

THOMAS F. HELMS JR.

           Thomas F. Helms, Jr., Chief Executive Officer of the Company, is party to an employment agreement with the Company, dated May 17, 1996 (the "Helms Employment Agreement"). Pursuant to the Helms Employment Agreement, Mr. Helms was to receive an annual base salary of $300,000, which is reviewed annually, plus a bonus in accordance with the Company's 1999 Executive Plan. In 2003, Mr. Helms' salary was $725,000. The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms receives various other benefits, including life insurance and health, hospitalization, use of a company car, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, provided in such event that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

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

           Mr. Brunson received signing and stay bonuses, each in the amount of $300,000, upon the execution of the Brunson Employment Agreement and on February 28, 1999, respectively. In addition, Mr. Brunson receives various other benefits, including life insurance and medical, disability, pension benefits, club memberships, use of a company car, stock options and reimbursements of certain expenses. The Brunson Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Brunson's employment and for any subsequent period during which severance is paid to Mr. Brunson.

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

           In addition, the Board of Directors of the Company has approved an incentive compensation arrangement for Mr. Brunson relating to the integration of Stoker. Under this arrangement, Mr. Brunson is eligible to receive up to $725,000 in the event that in excess of $4.0 million of synergies are achieved following the integration of Stoker, as determined by the Board of Directors.

ROBERT A. MILLIKEN, JR.

           Robert A. Milliken, Jr., President and Chief Operating Officer of NTC, is party to an employment agreement with the Company dated March 28, 2002 (the "Milliken Employment Agreement") pursuant to which Mr. Milliken receives a base annual salary of $350,000, plus a bonus in accordance with the Company's Management Bonus Plan (as defined). The Milliken Employment Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Milliken's employment by the Company without cause, Mr. Milliken is entitled to receive his then current annual salary, plus an amount equal to his bonus in the prior year. The Milliken Employment Agreement also provides for club membership dues and disability insurance, use of a company car, as well as a stock option to purchase 7,915 shares of the common stock of Parent at an exercise price of $90.00 per share.

JAMES W. DOBBINS

           James W. Dobbins, the Senior Vice President, General Counsel and Secretary of the Company, has an employment agreement with the Company, dated November 21, 2002 (the "Dobbins Agreement"), pursuant to which Mr. Dobbins is paid $227,500, subject to annual review by the Board of Directors, is included in the Management Bonus Plan, and is granted additional benefits such as life insurance, stock options and reimbursement for a club membership as well as stock options to purchase 2,000 shares of the common stock of Parent at an exercise price of $18.19 per share and 2,000 shares at an exercise price of $90.00 per share. The Dobbins Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Dobbins' employment by the Company without cause, Mr. Dobbins is entitled to receive his then current annual salary plus an amount equal to his bonus in the prior year.

JAMES M. MURRAY

           James M. Murray, the Senior Vice President--Sales and Marketing of NTC, has an employment agreement, dated December 1, 2003 (the "Murray Agreement"), with NTC pursuant to which he receives a base annual salary of $215,300, plus a bonus in accordance with the Company's Management Bonus Plan. The agreement also provides for a rolling twelve month term, such that in the event of termination of Mr. Murray by the Company without cause, Mr. Murray is entitled to receive his then current annual salary. The Murray Agreement also provides for certain benefits in the event that Mr. Murray is relocated to the Louisville, Kentucky facility, such as, use of a company vehicle and a club membership, as well as stock options to purchase 2,000 shares of Parent's common stock at an exercise price of $18.19 per share and 2,000 shares at an exercise price of $90.00 per share.

LAWRENCE S. WEXLER

           Lawrence S. Wexler, the President and Chief Operating Officer of NACC, has an employment agreement, dated December 1, 2003 (the "Wexler Agreement") with NACC, pursuant to which he receives a base annual salary of $350,000, plus a bonus in accordance with the Company's Management Bonus Plan. The agreement also provides for severance benefits of one year's salary, and certain bonuses. In addition, the agreement provides for certain other benefits during his employment, such as options to purchase 10,000 shares of Parent's common stock at an exercise price of $90.00 per share, use of a company car, reimbursement for some club membership dues, and reimbursement for life and disability insurance.

RETIREMENT PLAN

           Effective December 31, 2003, the Company froze its defined benefit retirement plan for its salaried employees.

           The table below illustrates the approximate amounts of annual normal retirement benefits, subject to the above action.

                                                  Annual Benefits at Retirement with
                                                     Years of Credited Service(1)
    Average
  Compensation            10                15                20                25                30                35
  ------------       ------------      ------------     ------------      ------------       ------------      ------------
    $125,000          $ 15,000          $ 22,500          $ 30,000          $ 37,500           $ 45,000          $ 52,500
     150,000            18,000            27,000            36,000            45,000             54,000            63,000
     175,000            21,000            31,500            42,000            52,500             63,000            73,500
     200,000            24,000            36,000            48,000            60,000             72,000            84,000
     225,000            27,000            40,500            54,000            67,500             81,000            94,500
     250,000            30,000            45,000            60,000            75,000             90,000           105,000
     300,000            36,000            54,000            72,000            90,000            108,000           126,000
     400,000            48,000            72,000            96,000           120,000            144,000           168,000
     450,000            54,000            81,000           108,000           135,000            162,000           189,000
     500,000            60,000            90,000           120,000           150,000            180,000           210,000


------------------------
(1) Actual amounts paid under the Retirement Plan may be less than the amounts set forth on the table due to IRC limitations.


           The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan"), which covers all full-time employees, including officers, upon completing one year of service.

           A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment, or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee's service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executives are as follows: Thomas F. Helms, Jr., 16 years; David I. Brunson, 7 years; Robert A. Milliken, Jr., 1 year; James W. Dobbins, 4 years; and James M. Murray, 4 years.

BONUS PLANS

           In March 1999, the Compensation Committee of the Company's Board of Directors adopted the 1999 Executive Incentive Plan (the "1999 Executive Plan"), the 1999 Management Bonus Plan (the "Management Plan") and the 1999 Discretionary Bonus Plan (the "Discretionary Plan"). The 1999 Executive Plan provides executive members of the Company with the opportunity to receive bonus pay based on the Company's annual performance, as measured by earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-cash add-backs, subject to approval of the Board of Directors. In addition, the Board of Directors can make discretionary bonus payments to one or more participants in the 1999 Executive Plan. The Management Plan provides certain members of senior management of the Operating Companies with the opportunity to receive bonus pay based on the Company's annual performance as well as the individual performance of participants, subject to approval of Executive Management. If the Company's annual performance is not achieved, Executive Management, subject to approval of the Board of Directors, can make discretionary bonus payments. Under the Discretionary Plan, Executive Management, subject to approval of the Board of Directors, may provide discretionary bonus payments to employees who are not participants in any other bonus plan established by the Company based on individual levels of performance. In addition, the Board of Directors may, from time to time, pay discretionary bonuses outside of the above mentioned plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The Company is a wholly owned subsidiary of Parent. The table below sets forth certain information regarding the beneficial ownership of common stock of Parent as of March 15, 2004, by (i) each person or entity who beneficially owns five percent or more of the common stock, (ii) each of the Company's and Parent's directors and named executive officers and (iii) all of the Company's and Parent's directors and executive officers as a group. Unless otherwise indicated, each beneficial owner's address is c/o North Atlantic Trading Company, Inc., 257 Park Avenue South, 7th Floor, New York, New York 10010-7304.

                                                                               PERCENT OWNED(A)
                                                                               ----------------
                                                         NUMBER OF     BEFORE EXERCISE   AFTER EXERCISE
BENEFICIAL OWNER                                          SHARES         OF WARRANTS      OF WARRANTS
----------------                                          ------         -----------      -----------
Thomas F. Helms, Jr.(b)                                   492,251           91.2%            79.3%
    Helms Management Corp.
David I. Brunson(c)                                       264,610           45.9             40.2
Herbert Morris(d)                                          37,990            7.0              6.1
    Flowing Velvet Products, Inc.
    3 Points of View
    Warwick, New York 10990
 Maurice R. Langston(d)                                    37,038            6.9              6.0
    Langston Enterprises, Inc.
Alan R. Minsterketter(d)                                   27,613            5.1              4.4
    Alan M. Inc.
Jack Africk(e)                                             21,212            3.8              3.3
 Marc S. Cooper(f)                                           --                *                *
    Peter J. Solomon Company Limited
Geoffrey J.F. Gorman                                         --                *                *
James W. Dobbins(g)                                         2,500              *                *
Robert A. Milliken, Jr.(h)                                  1,979              *                *
James M. Murray(i)                                          2,500              *                *
Directors and Executive Officers as a Group               493,861           91.2%            79.3%
    (8 persons)


--------------------
* Less than 1%.

(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants (i) to purchase an aggregate of 63,490 shares of Parent's common stock at an exercise price of $.01 per share issued in connection with the Company's recapitalization in 1997, (ii) to purchase an aggregate of 3,000 shares of Parent's common stock at an exercise price of $40.00 per share, issued in 2003 to Peter J. Solomon Company Limited, and (iii) to purchase an aggregate of 14,721 shares of Parent's common stock at an exercise price of $90.00 per share, issued to Guggenheim Investment Management, LLC, are exercised. The percentages assume, in the column entitled "After Exercise of Warrants," that all of such warrants are exercised.

(b) Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms, who serves as its President and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 259,264 shares of Parent's common stock, which represents approximately 42.5% of the outstanding shares, including currently exercisable options and assuming that none of the outstanding warrants are exercised, or 37.5% of the outstanding shares, including currently exercisable options and assuming that all such warrants are exercised. Of the 259,264 shares owned by Helms Management Corp., 218,800 shares are subject to a voting trust agreement pursuant to which Mr. Helms and David I. Brunson exercise certain voting powers and which may result in each of them being deemed a beneficial owner of such shares. See

      "--Voting Trust Agreements." Because of Mr. Helms' ability to vote an additional 157,882 shares of Parent's common stock held by members of the Parent's management in respect of the election of its directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "--Stockholders' Agreement." In connection with the transfer of 32,115 shares of the Company's common stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of Parent's stockholders and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 37,990 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Products, Inc., and an additional 5,000 shares held by an outside investor that are subject to the voting agreement. See "--Voting Agreements."

(c)    Includes (i) 2,250 shares of Parent's common stock owned by Mr. Brunson,
       (ii) 37,024 shares subject to currently exercisable stock options held by Mr. Brunson and (iii) 218,800 shares owned by Helms Management Corp. that are subject to a voting trust agreement pursuant to which Mr. Brunson exercises certain voting powers and which may result in his being deemed a beneficial owner of such additional shares. See "--Voting Trust Agreement." In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.

(d) Reflects shares held by the corporation listed below the name of such natural person. Such natural person owns all of the issued and outstanding shares of capital stock of the corporation listed below the name of such natural person.

(e) Includes 6,250 shares of Parent's common stock held by the Africk Family Foundation, Inc., of which Mr. Africk is the trustee and which may result in his being deemed a beneficial owner of such shares. In addition, 14,962 shares are subject to currently exercisable stock options.

(f) Reflects a warrant issued to the corporation listed below the name of such natural person currently exercisable for 3,000 shares of Parent's common stock. Such person is a Managing Director of the corporation.

(g) Mr. Dobbins holds 2,500 shares subject to currently exercisable stock options.

(h) Mr. Milliken, Jr. holds 1,979 shares subject to currently exercisable stock options.

(i) Mr. Murray holds 2,500 shares subject to currently exercisable stock options.

                                                            EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE                                          FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE        EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS              WARRANTS AND RIGHTS            REFLECTED IN COLUMN (A))
-------------                       -------------------              -------------------            ------------------------
                                            (a)                               (b)                              (c)
Equity compensation plans
approved by security holders
(1)                                          95,371                       $   43.33                             8,585
Equity compensation plans
not approved by security
holders                                          --                            --
                                    -------------------              -------------------            ------------------------
TOTAL                                        95,371                       $   43.33                             8,585
                                    ===================              ===================            ========================

-----------------
(1) Relates to the Company's 1997 Share Incentive Plan and 2002 Share Incentive Plan. See the "2002 Share Incentive Plan" above for a description of the plan.


STOCKHOLDERS' AGREEMENT

           The Company, Parent and certain stockholders of Parent are parties to the Stockholders' Agreement, setting forth among other things, the manner in which directors of Parent are to be selected. See "Directors and Executive Officers of the Registrant--Election of Directors." Pursuant to the Stockholder's Agreement, Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all Parent's directors. The Stockholders' Agreement also sets forth certain restrictions on the transfer of shares of Parent's common stock by existing stockholders and on the acquisition by existing stockholders of investments in competitors of Bollore. In addition, the Stockholders' Agreement provides the existing stockholders with certain "tag-along" rights to participate ratably in sales of Parent's common stock to third parties and requires existing stockholders to participate ratably in certain sales of Parent's common stock to third parties. Subject to the terms of all applicable debt agreements of Parent and its subsidiaries, the Stockholders' Agreement provides that Parent may maintain insurance on the lives of the members of its management officers and, in the event of the death of any such person, for the mandatory repurchase by Parent of all of such person's common stock at the fair market value thereof (which will be determined by an independent investment banking firm if the parties cannot otherwise agree upon such value) to the extent of available insurance proceeds, and the optional repurchase of additional shares of such person's common stock at such fair market value to the extent of available cash. Subject to the terms of all applicable debt agreements of Parent and its subsidiaries, Parent also has the right to repurchase the shares of its common stock held by members of management if their employment terminates, in the event of certain bankruptcy proceedings relating to such persons or upon an involuntary transfer of their shares by court order or otherwise in each case at the fair market value of such shares. Parent became a party to the Stockholders' Agreement concurrently with the closing of the offering of the notes.

           In addition, in connection with the transfer of 20,057 shares of Common Stock pursuant to the Stockholders' Agreement, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of the stockholders of Parent.

VOTING TRUST AGREEMENTS

           Thomas F. Helms, Jr. and David I. Brunson are voting trustees under a Voting Trust Agreement with Helms Management Corp. Helms Management Corp. owns 259,264 shares of Parent's Common Stock, 218,800 of which are subject to the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, and subject to certain limitations, the voting trustees have the power to vote the shares subject to the Voting Trust Agreement in connection with the election of directors and any other matters. The voting trustees may be removed at any time by the holders of the voting trust certificate and replaced with a successor. As voting trustees under the Voting Trust Agreement, Messrs. Helms and Brunson are entitled to three votes and one vote, respectively. Unless terminated by the certificate holder, the Voting Trust Agreement will terminate on December 17, 2012.

VOTING AGREEMENTS

           Helms Management Corp. and Flowing Velvet Products, Inc. ("Flowing Velvet") are parties to a voting agreement, setting forth among other things the agreement by Flowing Velvet to vote in all matters submitted to a vote of Stockholders in such manner as Flowing Velvet may be directed by Thomas F. Helms, Jr., the President of Helms Management Corp. In addition, in connection with the transfer of 32,115 shares of common stock pursuant to the Stockholders' Agreement, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of Parent's stockholders.

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

           On April 26, 1988 and on December 15, 1988, Mr. Thomas F. Helms, Jr., Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interest in NTC and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr. Helms for the benefit of his children which owns all of the non-voting capital stock, issued a promissory note to the Company in the aggregate principal amount of $886,686.30, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686.30 to cover certain income tax liabilities of Helms Management Corp. resulting from the Company's conversion from a limited liability company to a "C" corporation in connection with the Acquisition. Upon execution of the $886,686.30 note, the prior notes issued by Mr. Helms were cancelled. On March 31, 2002, Helms Management Corp. issued a promissory note to the Company in the amount of $958,499.02 and the prior note was cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned LLC conversion. On April 20, 2001 and on November 12, 2001, additional loans, each in the amount of $150,000, were made to Mr. Helms on the same terms as the existing loans. On March 31, 2002, Mr. Helms issued a promissory note to the Company in the principal amount of $475,071.30 representing the principal amounts on the notes discussed above, plus accrued interest of $25,071.30 and the prior notes were cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008.

           Kent Helms and Thomas F. Helms, III, sons of Thomas F. Helms, Jr., are employed by the Company. During 2003, Kent Helms, Manager-Sales Training & Development, received aggregate compensation of $72,531 and Thomas F. Helms, III, Manager-Marketing, received aggregate compensation of $100,308 for services in such capacities. Pursuant to a policy adopted by the Board of Directors, their compensation is subject to the approval of, and was approved by, the directors who are not members of management.

           Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company effective December 31, 1998, but continues to serve as a member of the Company's Board of Directors. In connection with Mr. Africk's resignation from employment, he and the Company entered into a consulting agreement (the "Africk Consulting Agreement") pursuant to which, Mr. Africk provides consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The Africk Consulting Agreement is subject to annual renewals and has been renewed through 2003. For 2002, Mr. Africk received $75,000 pursuant to the terms of the Africk Consulting Agreement and an additional $50,000 for consulting services that exceeded the extent of services contemplated by the Africk Consulting Agreement. For 2003, Mr. Africk's compensation under his agreement was increased to $100,000 per annum and he received an additional $50,000 for consulting services relating to the Company's acquisition of Stoker. For 2004, Mr. Africk's agreement has been renewed on identical terms.

           On November 8, 2002, the Company also entered into an agreement with Marketing Solutions USA, a company controlled by Mr. Africk, under which Marketing Solutions USA represents the Company with a specific customer, and receives a percentage commission. The agreement commenced January 1, 2003 and terminated on December 31, 2003.

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

           On November 1, 2002, the Company engaged Peter J. Solomon Company to provide support in the form of financial analysis and modeling, and strategic advice with respect to the proposed purchase of assets of the Star Scientific, Inc. The term of the contract expired on March 31, 2003, and the Company paid Peter J. Solomon Company a total of $250,000.

           On September 18, 2003, the Company engaged Peter J. Solomon Company to provide support in the form of financial analysis and modeling, and strategic advice with respect to the refinancing transactions described herein. The term of the contract expired, and the Company paid Peter J. Solomon Securities Company Limited $500,000 in 2003 and an additional $1,000,000 upon the successful completion of the refinancing transactions in February, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The following summarizes the fees paid to the Company's principal accountant, PricewaterhouseCoopers:

1) AUDIT FEES

The following fees were paid for professional services rendered by the principal accountant relating to the audit of annual financial statements and required quarterly and annual filings:

                          2002                               2003
                          ----                               ----
                        $151,836                           $605,653

2) AUDIT-RELATED FEES

The following fees were paid for professional services rendered by the principal accountant relating to assurance and related services of the post-retirement benefit plan (2002 and 2003) and due diligence performed on a potential acquisition (2003):

                          2002                               2003
                          ----                               ----
                        $33,582                            $122,013

3) TAX FEES

The following fees were paid for professional services rendered by the principal accountant relating to tax preparation, planning and compliance services:

                          2002                               2003
                          ----                               ----
                        $86,577                             $42,200

4) ALL OTHER FEES

The following fees were paid for professional services rendered by the principal accountant relating to logistics consulting for a distribution systems modeling project:

                          2002                               2003
                          ----                               ----
                        $95,728                               $0

5) AUDIT COMMITTEE DISCLOSURES

The Audit Committee has established policies and procedures related to the pre-approval of all audit and non-audit services and are contained within the Audit Committee Policies & Procedures for Principal Accountant Fees & Services.

The Policies & Procedures require the Audit Committee members, or one delegated independent director, to approve all audit and non-audit services performed by the principal accountants in advance of the activity by no less than thirty days prior to the start of the engagement.

Pre-approval requirements can be waived under the de minimis exception according to the following standards:

      1) All non-audit services do not aggregate more than five (5) percent of total revenues paid by NATC to its outside principal accountants in the fiscal year when services are provided,

      2) Were not recognized as non-audit services at the time of the engagement, and

      3) Are promptly brought to the attention of the Audit Committee or designated member of such, and approved prior to the completion of the audit.

The Policies & Procedures also require that the principal accountants prepare and submit an Annual Audit Plan outlining the audit strategy, scope and a schedule of fees for each audit service performed.

A formal Audit Committee was formed at the end of the fiscal year 2002. The Audit Committee members elected at that time also served on the Board of Directors. The Board of Directors approved all audit and non-audit services for 2002; all audit and non-audit services were approved by the Audit Committee, in accordance with the policies and procedures described above, for fiscal year 2003.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)(1) Financial Statements and Financial Statement Schedules

           The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                                                                                                                   PAGE
Report of Independent Auditors................................................................................      F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002..................................................      F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years
      ended December 31, 2003, 2002, and 2001.................................................................      F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002,
      and 2001................................................................................................      F-5
Consolidated Statements of Changes in Stockholders' Deficit for the years ended
      December 31, 2003, 2002, and 2001.......................................................................      F-6
Notes to Consolidated Financial Statements....................................................................      F-7


           (a)(2) Financial Statement Schedules:

           The required information is given in the consolidated financial statements or notes thereto.

           (a)(3) See the list of exhibits set forth under Item 15(c) below.

           (b) Reports on Form 8-K

           (1)Current Report on Form 8-K, filed on November 24, 2003, reporting under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements and Exhibits" the acquisition of Stoker and the amendment to a loan agreement.

           (2) Current Report on Form 8-K, filed on November 25, 2003, reporting under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" events pertaining to the litigation with Republic Tobacco, L.P.

           (3) Current Report on Form 8-K, filed on December 24, 2003, reporting under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" the extension of a revolving loan commitment termination date.

           (c) Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1        --     Asset Purchase Agreement, dated as of February 18, 2003, among
                  North Atlantic Trading Company, Inc., Star Scientific, Inc.
                  and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 19, 2003).

2.2        --     Termination and Release Agreement, dated as of July 15, 2003, among North Atlantic Trading Company, Inc., Star Scientific,
                  Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 17, 2003).

2.3        --     Release, dated July 15, 2003, executed by North Atlantic
                  Trading Company, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 17, 2003).

2.4        --     Release, dated July 15, 2003, executed by Star Scientific,
                  Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 17, 2003).

2.5        --     Stock Purchase Agreement, dated as of November 17, 2003, among
                  North Atlantic Trading Company, Inc., Bobby Stoker, Ronald
                  Stoker, Judith Stoker Fisher, BSF Partners, L.P., JFS
                  Partners, L.P., and RBJ Machinery Co., LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current
                  Report on Form 8-K filed on November 24, 2003).

2.6        --     Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic
                  Holding Company, Inc., and NATC Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current
                  Report on Form 8-K filed on February 11, 2004).

3.1(a)     --     Restated Certificate of Incorporation of North Atlantic
                  Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

3.1(b)     --     Certificate of Correction to the Restated Certificate of
                  Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

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

4.3        --     Warrant to Purchase Common Stock, granted in favor of
                  Guggenheim Investment Management, LLC by North Atlantic
                  Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2002).

4.4        --     Warrant to Purchase Common Stock, granted in favor of Peter J.
                  Solomon Company Limited by North Atlantic Trading Company,
                  Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.5        --     Class B Term Note dated November 17, 2003, issued by North
                  Atlantic Trading Company, Inc. in favor of Upper Columbia
                  Capital Company, LLC ("Upper Columbia") in the principal amount of Twenty Three Million Dollars ($23,000,000.00)
                  (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24,
                  2003).

4.6        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                  ($5,500,000.00) (incorporated herein by reference to Exhibit
                  4.2 to the Registrant's Current Report on Form 8-K filed on
                  November 24, 2003).

4.7        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                  ($5,500,000.00) (incorporated herein by reference to Exhibit
                  4.3 to the Registrant's Current Report on Form 8-K filed on
                  November 24, 2003).

4.8        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00) (incorporated herein by reference to Exhibit 4.4 to the Registrant's Current
                  Report on Form 8-K filed on November 24, 2003).

4.9        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00)
                  (incorporated herein by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on November 24,
                  2003).

4.10*      --     Indenture, dated as of February 17, 2004, among North Atlantic
                  Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National
                  Association, a national banking association, as Trustee.

4.11*      --     Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the
                  Guarantors listed on the signature pages thereto, Citigroup
                  Global Markets Inc. and RBC Capital Markets Corporation.

9.1*       --     Amended and Restated Exchange and Stockholders' Agreement,
                  dated as of February 9, 2004, by and among North Atlantic
                  Holding Company, Inc., North Atlantic Trading Company, Inc.
                  and those stockholders listed therein.

9.2        --     Voting Trust Agreement, dated as of December 17, 1997, among
                  Thomas F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

9.3        --     Amendment No. 1 to Voting Trust Agreement, dated as of August
                  18, 1999, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.3 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2002).

9.4        --     Amendment No. 2 to Voting Trust Agreement, dated as of
                  September 22, 1999, among Thomas F. Helms, Jr. and David I.
                  Brunson, as voting trustees, and Helms Management Corp.
                  (incorporated herein by reference to Exhibit 9.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

9.5        --     Amendment No. 3 to Voting Trust Agreement, dated as of July 7,
                  2000, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.5 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2002).

10.1       --     Third Amended and Restated Purchasing and Processing
                  Agreement, dated as of June 25, 1997, between National Tobacco
                  Company, L.P. and Lancaster Leaf Tobacco Company of
                  Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No.
                  333-31931) on Form S-4 filed with the Commission on September
                  3, 1997).

10.2+      --     Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 17, 1997).

10.3+      --     Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 17, 1997).

10.4+      --     Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 17, 1997).

10.5+      --     Restated Amendment, dated as of June 25, 1997, between Bollore
                  Technologies, S.A. and North Atlantic Operating Company, Inc.
                  (incorporated herein by reference to Exhibit 10.5 to Amendment
                  No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                  S-4 filed with the Commission on September 17, 1997).

10.6       --     Warrant Agreement, dated as of June 25, 1997, between North
                  Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

10.7++     --     1997 Share Incentive Plan of North Atlantic Trading Company,
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

10.22      --     Subscription Agreement, dated as of March 24, 1998, between
                  North Atlantic Trading Company, Inc. and David I. Brunson
                  (incorporated herein by reference to Exhibit 10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.23++    --     Letter Agreement, dated September 24, 1999, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to Exhibit 10.34 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1999).

10.24++    --     North Atlantic Trading Company, Inc. 1999 Executive Incentive
                  Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.25++    --     North Atlantic Trading Company, Inc. 1999 Management Bonus
                  Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.26*     --     Amended and Restated Loan Agreement, dated as of February 17,
                  2004, by and among Bank One, NA, LaSalle Bank National
                  Association, North Atlantic Trading Company, Inc., North
                  Atlantic Holding Company, Inc., the subsidiaries of North
                  Atlantic Trading Company, Inc. named therein and the lenders party thereto.

10.27*     --     Amended and Restated Security Agreement, dated as of February
                  17, 2004, among North Atlantic Trading Company, Inc., National
                  Tobacco Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales,
                  Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette
                  Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks.

10.28*     --     Amended and Restated Guaranty Agreement, dated as of February
                  17, 2004, among National Tobacco Company, L.P., North Atlantic
                  Operating Company, Inc., National Tobacco Finance Corporation,
                  Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North
                  Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks.

10.29*     --     Amended and Restated Pledge Agreement, dated as of February
                  17, 2004, among and North Atlantic Trading Company, Inc.,
                  National Tobacco Company, L.P., North Atlantic Operating
                  Company, Inc., National Tobacco Finance Corporation, Stoker,
                  Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North
                  Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks.

10.30++    --     2001 Share Incentive Plan of North Atlantic Trading Company,
                  Inc. (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.31++    --     Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.32      --     Promissory Note, dated March 31, 2002, issued by David I.
                  Brunson in favor of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.33      --     Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's
                  Quarterly Report on 10-Q for the fiscal quarter ended June 30,
                  2002).

10.34      --     Secured Promissory Note, dated March 31, 2002, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35      --     Secured Promissory Note, dated March 31, 2002, issued by
                  Thomas F. Helms, Jr. in favor of North Atlantic Trading
                  Company, Inc. (incorporated herein by reference to Exhibit
                  10.4 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.36      --     Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North
                  Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.37++    --     Amendment, dated November 25, 2002, to the Amended and
                  Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I.
                  Brunson (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.38++    --     Employment Agreement dated as of November 21, 2002, between
                  North Atlantic Trading Company, Inc. and James W. Dobbins
                  (incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39      --     Transfer Agreement, dated as of December 30, 2002, by and
                  among Arnold Sheiffer, The Cleveland Clinic Foundation, North
                  Atlantic Trading Company, Inc., and Thomas F. Helms, Jr.
                  (incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40      --     Transfer Agreement, dated as of December 30, 2002, by and
                  among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund,
                  North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr.
                  (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41++    --     2002 Share Incentive Plan (incorporated herein by reference to
                  Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.42++    --     Letter Agreement, dated November 8, 2002, between North
                  Atlantic Trading Company, Inc. and Marketing Solutions USA
                  (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.43++    --     Letter Agreement, dated September 30, 2002, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.44 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2002).

10.44      --     2003A Amendment to Loan Documents, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National
                  Tobacco Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment
                  Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.45      --     Subordination Agreement, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco
                  Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment
                  Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.46      --     2003B Amendment to Loan Documents dated as of November 17,
                  2003, among North Atlantic Trading Company, Inc., National
                  Tobacco Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales,
                  Inc. and Fred Stoker & Sons, Inc., the Banks defined therein,
                  Bank One, NA, as agent for the Banks ("Agent Bank"), the Class
                  B Lenders as defined therein and Guggenheim Investment
                  Management, LLC, as agent for Class B Lenders ("Class B Loan
                  Agent") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November
                  24, 2003).

10.47      --     Amended and Restated Subordination Agreement dated as of
                  November 17, 2003, by and among North Atlantic Trading
                  Company, Inc., National Tobacco Company, L.P., North Atlantic
                  Operating Company, Inc., National Tobacco Finance Corporation,
                  Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class
                  B Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.48      --     Second Amendment to Mortgage, Security Agreement, Assignment
                  of Leases, Rents and Profits, Financing Statement and Fixture
                  Filing, dated as of November 17, 2003, among Bank One, NA (as
                  "Agent Bank" and "Mortgagee" for the benefit of the Banks as defined in the 2003B Amendment to Loan Agreement) and National
                  Tobacco Company, L.P. (the "Mortgagor") (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current
                  Report on Form 8-K filed on November 24, 2003).

10.49      --     Assignment of Security Interest in the United States
                  Trademarks, dated November 17, 2003, issued by Stoker, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.50      --     Assignment of Security Interest in the United States
                  Trademarks, dated November 17, 2003, issued by Fred Stoker &
                  Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.51      --     2003C Amendment to Loan Documents dated as of December 23,
                  2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B Lenders as defined therein, Guggenheim Investment Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading
                  Company, Inc. and the Subsidiaries as defined therein
                  (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 24,
                  2003).

10.52++*   --     Employment Agreement, dated December 1, 2003, between Lawrence
                  S. Wexler and North Atlantic Cigarette Company, Inc.

10.53*     --     Assignment and Assumption Agreement, dated as of February 9,
                  2004, between North Atlantic Trading Company, Inc. and North
                  Atlantic Holding Company, Inc.

21*        --     Subsidiaries of North Atlantic Trading Company, Inc.

31.1*      --     Certification of Chief Executive Officer

31.2*      --     Certification of Chief Financial Officer

32.1*      --     Certification by the Chief Executive Officer pursuant to 18
                  U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*      --     Certification by the Chief Financial Officer pursuant to 18
                  U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).


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

Date: March 29, 2004

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

SIGNATURE                                             TITLE                                                 DATE
---------                                             -----                                                 ----
        /s/ Thomas F. Helms, Jr.                      Chairman of the Board                                 March 29, 2004
-------------------------------------------------     and Chief Executive Officer
        Thomas F. Helms, Jr.                          (Principal Executive Officer)



        /s/ David I. Brunson                          Director, President, Chief Financial Officer and      March 29, 2004
-------------------------------------------------     Treasurer (Principal Financial and Accounting
        David I. Brunson                              Officer)



        /s/ Jack Africk                               Director                                              March 29, 2004
-------------------------------------------------
        Jack Africk



        /s/ Marc S. Cooper                            Director                                              March 29, 2004
-------------------------------------------------
        Marc S. Cooper



        /s/ Geoffrey J.F. Gorman                      Director                                              March 29, 2004
-------------------------------------------------
        Geoffrey J.F. Gorman


                                    CONTENTS

                                                                                      PAGES
Report of Independent Auditors                                                         F-1



Financial Statements:


           Consolidated Balance Sheets as of December 31, 2003 and 2002                F-2


           Consolidated Statements of Operations and Comprehensive Income (Loss)
                     for the years ended December 31, 2003, 2002 and 2001              F-3


           Consolidated Statements of Cash Flows for the years ended
                     December 31, 2003, 2002 and 2001                                  F-5


           Consolidated Statements of Changes in Stockholders' Deficit for
                     the years ended December 31, 2003, 2002 and 2001                  F-6


           Notes to Consolidated Financial Statements                                  F-7


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders' deficit present fairly, in all material respects, the financial position of North Atlantic Trading Company, Inc. and Subsidiaries (the Company) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP

New York, New York

March 29, 2004

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(dollars in thousands except share data)
--------------------------------------------------------------------------------

                                        ASSETS                                               2003                      2002
                                                                                     ----------------------      ------------------
Current assets:
      Cash                                                                               $           304             $         805
      Accounts receivable, net of allowances of $367 and $448 in 2003 and 2002,                   10,384                     7,651
           respectively
      Inventories                                                                                 42,257                    40,818
      Income taxes receivable                                                                        910                       887
      Other current assets                                                                         3,594                     3,457
                                                                                     --------------------        ------------------
                     Total current assets                                                         57,449                    53,618
Property, plant and equipment, net                                                                 8,310                     5,158
Deferred income taxes                                                                             22,549                    24,916
Deferred financing costs                                                                           5,163                     2,642
Goodwill                                                                                         128,659                   123,557
Other intangible assets                                                                           10,851                         -
Other assets                                                                                      10,663                     3,703
                                                                                     --------------------        ------------------
                     Total assets                                                        $       243,644            $      213,594
                                                                                     ====================        ==================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                                   $         5,275            $        2,868
      Accrued expenses                                                                             6,796                     2,429
      Deferred income taxes                                                                        4,654                    10,552
      Revolving credit facility                                                                    6,300                     5,500
                                                                                     --------------------        ------------------
                     Total current liabilities                                                    23,025                    21,349

Notes payable and long-term debt                                                                 185,686                   155,000
Deferred income taxes                                                                              1,141                         -
Postretirement benefits                                                                            9,333                     7,824
Pension benefits and other long-term liabilities                                                   5,946                     4,969
                                                                                     --------------------        ------------------
                     Total liabilities                                                           225,131                   189,142
                                                                                     --------------------        ------------------

Commitments and contingencies

Preferred stock, mandatory redemption value of $65,080
      in 2003 and $57,805 in 2002                                                                 65,080                    57,805
                                                                                     --------------------        ------------------
Stockholders' deficit:
      Common stock, voting, $01 par value; authorized shares, 750,000; issued and
              outstanding shares, 528,241                                                              5                         5
      Common stock, nonvoting, $01 par value; authorized shares, 750,000; issued and outstanding shares, -0-
Additional paid-in capital                                                                         9,663                     9,246
Loans to stockholders for stock purchases                                                          (168)                     (157)
Accumulated other comprehensive loss                                                             (1,229)                   (1,125)
Accumulated deficit                                                                             (54,838)                  (41,322)
                                                                                     --------------------        ------------------
                     Total stockholders' deficit                                                (46,567)                  (33,353)
                                                                                     --------------------        ------------------
                     Total liabilities and stockholders' deficit                         $       243,644            $      213,594
                                                                                     ====================        ==================

                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands except share data)
--------------------------------------------------------------------------------

                                                                          2003              2002              2001
                                                                      --------------    -------------     -------------
Net sales                                                              $    101,593      $    94,425       $    89,622
Cost of sales                                                                48,616           40,973            37,697
                                                                      --------------    -------------     -------------
         Gross profit                                                        52,977           53,452            51,925
Selling, general and administrative expenses                                 32,589           24,065            23,372
Amortization expense                                                             67                -             5,490
                                                                      --------------    -------------     -------------
         Operating income                                                    20,321           29,387            23,063
Interest expense and financing costs                                         19,122           18,744            19,742
Other expense                                                                11,129            1,944             2,642
                                                                      --------------    -------------     -------------
         Income (loss) before income taxes                                  (9,930)            8,699               679
Income tax expense (benefit)                                                (3,689)            3,214             2,043
                                                                      --------------    -------------     -------------
         Net income (loss)                                                  (6,241)            5,485           (1,364)
Preferred stock dividends                                                   (7,275)          (6,976)           (6,745)
Net gain on restructuring of preferred stock                                      -            5,395                 -
                                                                      --------------    -------------     -------------
         Net income (loss) applicable to common shares                     (13,516)            3,904           (8,109)
         Add back:  goodwill amortization expense, net of tax                     -                -             4,088
                                                                      --------------    -------------     -------------
         Adjusted net income (loss) applicable to common shares        $   (13,516)      $     3,904       $   (4,021)
                                                                      ==============    =============     =============


                                                                          2003              2002              2001
                                                                      --------------    -------------     -------------
Basic earnings per common share:
      Income (loss)                                                    $    (11.82)      $     10.38       $    (2.58)
      Preferred stock dividends                                             (13.77)          (13.20)           (12.77)
      Net gain on restructuring of preferred stock                                -            10.21                 -
                                                                      --------------    -------------     -------------
      Net income (loss)                                                     (25.59)             7.39           (15.35)
      Add back:  goodwill amortization expense, net of tax                        -                -              7.74
                                                                      --------------    -------------     -------------
      Adjusted net income (loss)                                       $    (25.59)      $      7.39       $    (7.61)
Diluted earnings per common share:
   Income (loss)                                                       $    (11.82)      $      8.25       $    (2.58)
      Preferred stock dividends                                             (13.77)          (10.49)           (12.77)
      Net gain on restructuring of preferred stock                                -             8.11                 -
                                                                      --------------    -------------     -------------
      Net income (loss)                                                     (25.59)             5.87           (15.35)
      Add back:  goodwill amortization expense, net of tax                        -                -              7.74
                                                                      --------------    -------------     -------------
      Adjusted net income (loss)                                       $    (25.59)      $      5.87       $    (7.61)
                                                                      ==============    =============     =============

Weighted average common shares outstanding:
   Basic                                                                    528,241          528,241           528,241
   Diluted                                                                  528,241          664,939           528,241


                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands except share data)
--------------------------------------------------------------------------------


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                        2003                    2002                    2001
                                                                    ------------            ------------            ------------
Net Income (loss)                                                     $  (6,241)               $  5,485               $  (1,364)

Other comprehensive income, net of tax benefit:
Net change related to cash flow hedges:
  Cumulative effect of accounting change                                      -                       -                      28
  Reclassification to net income                                              -                       -                     (28)
Minimum pension liability, net of tax                                      (104)                   (909)                   (216)
                                                                    ------------            ------------            ------------

Comprehensive income (loss)                                           $  (6,345)               $  4,576               $  (1,580)
                                                                    ============            ============            ============











                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    2003              2002              2001
                                                                               --------------    -------------     -------------
Cash flows from operating activities:
       Net income (loss)                                                         $  (6,241)        $  5,485          $  (1,364)
       Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
           Depreciation                                                                589              700                637
           Amortization expense                                                         67                -              5,490
           Amortization of deferred financing costs                                  1,386            1,386              1,332
           Deferred income taxes                                                    (3,689)           2,738              2,043
           Compensation expense                                                        417              576                 33
           Changes in operating assets and liabilities:
                Accounts receivable                                                 (1,827)          (1,979)            (1,490)
                Inventories                                                          1,964            3,149              5,205
                Income tax receivable                                                  (23)            (654)                 -
                Other current assets                                                   752           (1,755)               368
                Other assets                                                        (1,309)            (985)            (1,039)
                Accounts payable                                                     1,848              150                264
                Accrued pension liabilities                                            366              495                513
                Accrued postretirement liabilities                                  (1,509)             558                615
                Accrued expenses and other                                           2,351           (1,479)               280
                                                                               --------------    -------------     -------------
                          Net cash provided by (used in) operating activities       (4,858)           8,385             12,887
                                                                               --------------    -------------     -------------
Cash flows from investing activities:
       Capital expenditures                                                         (1,561)            (625)              (603)
       Purchase of Stoker, Inc. (net of cash acquired)                             (21,650)               -                  -
                                                                               --------------    -------------     -------------
                          Net cash provided by (used in) investing activities      (23,211)            (625)              (603)
                                                                               --------------    -------------     -------------
Cash flows from financing activities:                                                                                        -
       Payments on senior term loans                                                     -          (12,500)           (12,500)
       Deferred financing costs incurred                                            (3,907)               -                  -
       Proceeds from revolving credit facility, net                                    800            5,500                  -
       Principal from long-term borrowings                                          42,000                -                  -
       Principal payments on long-term borrowings                                  (11,314)               -                  -
       Consent Solicitation expenses                                                     -           (1,219)                 -
       Net loans to stockholders for stock purchases                                   (11)              30                 (3)
                                                                               --------------    -------------     -------------
                          Net cash provided by (used in) financing activities       27,568           (8,189)           (12,503)
                                                                               --------------    -------------     -------------
Net increase (decrease) in cash                                                       (501)            (429)              (219)
Cash, beginning of period                                                              805            1,234              1,453
                                                                               --------------    -------------     -------------
Cash, end of period                                                              $     304        $     805          $   1,234
                                                                               ==============    =============     =============
Supplemental disclosures of cash flow information:
       Cash paid during the period for interest                                  $  17,911        $  17,560          $  18,466
                                                                               ==============    =============     =============
       Cash paid during the period for income taxes                              $       -        $     283          $       -
                                                                               ==============    =============     =============

The Company purchased all of the common stock of Stoker, Inc. on November 17, 2003 for $21,650 (net of cash acquired of $1,672). See Note 3.


                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CHANGES IN STOCKHOLDERS' DEFICIT
for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                 COMMON     ADDITIONAL    LOANS TO          OTHER
                                                 STOCK,      PAID-IN  STOCKHOLDERS FOR  COMPREHENSIVE   ACCUMULATED
                                                 VOTING      CAPITAL  STOCK PURCHASES        LOSS          DEFICIT         TOTAL
                                                 ------      -------  ---------------        ----          -------         -----
Beginning balance, January 12, 2001              $    5     $  9,111     $   (184)        $              $ (37,117)    $  (28,185)

Compensation expense                                              33                                                           33
Net loans to stockholders for stock purchases                                  (3)                                             (3)
Amount related to minimum pension liability,
  net of tax of $132                                                                          (216)                          (216)
Preferred stock dividend                                                                                    (6,745)        (6,745)
Net loss                                                                                                    (1,364)        (1,364)
                                                -------    ---------    ---------        ---------      ----------    -----------
Ending balance, December 31, 2001                     5        9,144         (187)            (216)        (45,226)       (36,480)

Compensation expense                                             102                                                          102
Net loans to stockholders for stock purchases                                  30                                              30
Amount related to minimum pension liability,
    net of tax of $344                                                                        (909)                          (909)
Preferred stock dividend                                                                                    (6,976)        (6,976)
Net gain on restructuring of preferred stock                                                                 5,395          5,395
Net income                                                                                                   5,485          5,485
                                                -------    ---------    ---------        ---------      ----------    -----------
Ending balance, December 31, 2002                     5        9,246         (157)          (1,125)        (41,322)       (33,353)

Compensation expense                                             417                                                          417
Net loans to stockholders for stock purchases                                 (11)                                            (11)
Amount related to minimum pension liability
    net of tax of $64                                                                         (104)                          (104)
Preferred stock dividend                                                                                    (7,275)        (7,275)
Net loss                                                                                                    (6,241)        (6,241)
                                                -------    ---------    ---------        ---------      ----------    -----------
Ending balance, December 31, 2003                $    5     $  9,663     $   (168)        $ (1,229)      $ (54,838)    $  (46,567)
                                                =======    =========    =========        =========      ==========    ===========







                   The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


1.         ORGANIZATION:

           North Atlantic Trading Company, Inc. and Subsidiaries (the Company) manufactures and distributes tobacco and related products through its smokeless tobacco, make-your-own, and premium manufactured cigarettes operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy and Havana Blossom brand names. The make-your-own segment imports and distributes premium cigarette papers, smoking tobaccos and related products under the Zig-Zag brand name. The premium cigarette segment contract manufactures and distributes premium manufactured cigarettes through wholesale distributors in selected areas of the United States.

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

           On April 10, 2003, North Atlantic Cigarette Company, Inc. was formed to contract manufacture and distribute premium manufactured cigarettes.

           On November 17, 2003, the Company purchased all of the common stock of Stoker, Inc. ("Stoker"). See Note 3, "Acquisition of Business". Stoker is the parent of the wholly-owned subsidiaries, Fred Stoker & Sons, Inc. and RBJ Sales, Inc.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

           REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer. The Company classifies customer rebates as sales deductions in accordance with the requirements of Emerging Issues Task Force Issue No. 01-09 and classifies shipping costs incurred as a component of cost of goods sold in accordance with the requirements of Emerging Issues Task Force Issue No. 00-10.

           SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $2,790, $2,583, and $2,560 in 2003, 2002, and
           2001, respectively.

           RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $577 in 2003, $539 in 2002, and $487 in 2001.

           CASH AND CASH EQUIVALENTS: The Company considers any highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

           INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for approximately 92% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

           GOODWILL AND OTHER INTANGIBLE ASSETS: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. SFAS No. 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

           SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. SFAS No. 142 was effective January 1, 2002 and the Company was required to complete step one of a transitional impairment test by June 30, 2002 and to complete step two of the transitional impairment test, if step one indicated that the reporting unit's carrying value exceeds its fair value by December 31, 2002. Any impairment loss

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

           resulting from the transitional impairment test was required to be recorded as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. The net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31, 2003. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved). The Company has reported that no impairment of goodwill has been incurred as of December 31, 2003.

           DEFERRED FINANCING COSTS: Deferred financing costs are amortized over the terms of the related debt obligations using the effective interest method.

           INCOME TAXES: The Company records the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse.

           ADVERTISING AND PROMOTION: Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $2,658, $911, and $1,030 for the years ending December 31, 2003, 2002 and 2001, respectively.

           FINANCIAL INSTRUMENTS: The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, resulting in a cumulative effect adjustment to increase other comprehensive income by $28. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are sold.

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

           RISKS AND UNCERTAINTIES: Manufacturers and sellers of tobacco products are subject to regulation at the federal, state and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The trend in recent years has been toward increased

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

           regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by any federal, state or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

           Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the Company's knowledge, the other signatories to the MSA are 49 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

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

           NAOC and Stoker have chosen to open and fund an MSA escrow account as its means of compliance. As of December 31, 2003, NAOC has funded a total of approximately $2.0 million into its account and Stoker approximately $2.9 million into its account. It is management's opinion, due to the possibility of future federal or state regulations, though none have to date been enacted, that entering into one or both of the settlement agreements or establishing and

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

           maintaining an escrow account would not necessarily prevent future regulations from having a material adverse effect on the results of operations, financial position and cash flows of the Company.

           Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To date, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

           Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2003, the Company has recorded approximately $8,282 in Other Non-Current Assets. During 2003, approximately $3,303 was deposited into a qualifying escrow account. As of December 31, 2003 the escrow balance is approximately $4,865, which represents the total deposit balance plus approximately $15 interest earned thereon. The remaining amount of approximately $3,417 relates to 2003 and will be deposited by April 15, 2004. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state's escrow statute to pay a final judgment to that state's plaintiffs in the event of such a judgment against the Company.

           USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates include those affecting the valuation and useful lives of property, plant and equipment and goodwill and other intangible assets, assumptions used in determining pension and postretirement benefit obligations, accrued and deferred income taxes and litigation contingencies.

           CONCENTRATION OF CREDIT RISK: At December 31, 2003 and 2002, the Company had bank deposits in excess of federally insured limits of approximately $8.7 million and $1.2 million, respectively.

           The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 21.7%, 13.1% and 10.1% of the Company's revenues in 2003, 2002 and 2001, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. As of December 31, 2003, Cod Company, Inc., the Company's largest customer, accounted for 42.1% of the outstanding accounts receivable balances. Historically, the Company has not experienced significant credit losses.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

           ACCOUNTS RECEIVABLE: Accounts receivable are recognized at their net realizable value. The activity of allowance for doubtful accounts during 2003 and 2002 is as follows (in thousands):

                                                                   2003            2002
                                                               -----------     ------------
              Balance at beginning of period                   $       448     $        350
              Provision for doubtful accounts                          121               96
              Charge offs, net                                        (202)               2
                                                               -----------     ------------
              Balance at end of period                         $       367     $        448
                                                               ===========     ============

           OTHER EXPENSE: Other expense of $11.1 million in 2003 represents $7.4 million associated with the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. as described in Note 19, "Contingency" under "Kentucky and Illinois Complaints" and $3.3 million associated with the termination of the Star Cigarette Asset Purchase Agreement, as described in Note 22, "Terminated Asset Purchase Agreement". Other expense of $1.9 million and $2.6 million in 2002 and 2001, respectively, consists primarily of legal, investigative and related expenses with respect to the infringement activities involving Zig-Zag premium cigarette papers.

3.         ACQUISITION OF BUSINESS:

           On November 17, 2003, the Company acquired the common stock of Stoker. Stoker, headquartered in Dresden, Tennessee, manufactures and markets smokeless tobacco and make-your-own ("MYO") tobacco and related products under various brand names. This acquisition is expected to significantly increase net sales and cash flows. The Company also believes that gross margins will improve as a result of the increased net sales coupled with the elimination of certain costs related to Stoker's historical operations and the consolidation of facilities and functions.

           The purchase price of $22.5 million in cash was financed with borrowings under the Tranche B term loan in the existing senior credit facility. The acquisition has been accounted for under the purchase method, and the results of Stoker have been included in the Company's consolidated results from the date of acquisition.

           The aggregate purchase price consists of (in thousands):

              Cash                                       $      22,500
              Transaction costs                                    822
                                                         -------------
              Total aggregate purchase price             $      23,322
                                                         =============

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


3.         ACQUISITION OF BUSINESS, CONTINUED:

           The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                   Cash                                            $    1,672
                   Accounts receivable                                    906
                   Inventories                                          3,403
                   Property, plant and equipment                        2,180
                   Other intangible assets                              9,922
                   Other assets and restricted escrow funds             6,568
                   Accounts payable                                      (559)
                   Pension plan liability                                (750)
                   Accrued expenses                                    (2,028)
                   Income taxes payable                                (1,845)
                   Deferred income taxes                               (1,249)
                                                                  -----------
                                                                       18,220
                   Goodwill                                             5,102
                                                                  -----------
                   Aggregate purchase price                        $   23,322
                                                                  ===========


           In connection with the other intangible assets relating to the Stoker acquisition, see Note 7.

           The unaudited pro forma combined historical results, as if Stoker had been acquired at the beginning of fiscal 2003 and 2002, respectively, are estimated to be:

                                                             2003                    2002
                                                       ---------------         ---------------
                    Net sales                          $       126,162         $       121,407
                    Net income (loss)                  $        (4,186)        $         7,795
                    Earnings per share -
                          Basic                        $         (7.92)        $         14.76
                          Assuming dilution            $         (7.92)        $         11.72


           The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

           As part of an employment agreement between the Company and the former President of Stoker, the Company agreed to pay $300 per annum for a period of three years relating to employee non-competition.

           On November 17, 2003, Stoker terminated its employee defined benefit plan. As part of the stock purchase agreement, the shareholders of Stoker agreed to fund $750 in a restricted escrow account to fund future payments to current and retired Stoker employees.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


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

                NOTES PAYABLE AND LONG-TERM DEBT: The fair value of the notes payable and long-term debt approximates their carrying value.


5.         INVENTORIES:

           The components of inventories at December 31 are as follows (in thousands):

                                                           2003                     2002
                                                      ---------------         ---------------
         Raw materials and work in process            $         5,996         $         3,111
         Leaf tobacco                                           8,274                  10,328
         Finished goods - loose leaf tobacco                    6,018                   4,174
         Finished goods - MYO products                          6,323                   4,722
         Other                                                  1,350                     728
                                                      ---------------         ---------------
                                                               27,961                  23,063
         LIFO reserve                                          14,296                  17,755
                                                      ---------------         ---------------
                                                      $        42,257         $        40,818
                                                      ===============         ===============

           The reduction of LIFO inventory quantities decreased net income of the Company by approximately $3,500 and $2,400 for the years ended December 31, 2003 and 2002, respectively.

           The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.

           At December 31, 2003, the Company recorded an inventory valuation allowance of $218 related to unusable inventories.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


6.         PROPERTY, PLANT AND EQUIPMENT:

           Property, plant and equipment at December 31 consists of (in thousands):

                                                                                          2003                    2002
                                                                                     ---------------         ---------------
         Land                                                                        $           654         $           654
         Buildings and improvements                                                            4,363                   3,888
         Machinery and equipment                                                               9,250                   6,864
         Furniture and fixtures                                                                3,164                   2,419
                                                                                     ---------------         ---------------
                                                                                              17,431                  13,825
         Accumulated depreciation                                                             (9,121)                 (8,667)
                                                                                     ---------------         ---------------
                                                                                     $         8,310         $         5,158
                                                                                     ===============         ===============

7.         GOODWILL AND OTHER INTANGIBLE ASSETS:

           Goodwill at December 31 consists of (in thousands):
                                                                                          2003                    2002
                                                                                     ---------------         ---------------
         NTC goodwill, net of accumulated amortization of $4,500 at December
               31, 2003 and 2002                                                     $        27,450         $        27,450
         NAOC goodwill, net of accumulated amortization of $21,175 at December
               31, 2003 and 2002                                                              96,107                  96,107
         Stoker goodwill (see Note 3)                                                          5,102                       -
                                                                                     ---------------         ---------------
                                                                                     $       128,659         $       123,557
                                                                                     ===============         ===============

                                                                                                    PREMIUM
                                                                                                  MANUFACTURED
                                                               SMOKELESS              MYO          CIGARETTES             TOTAL
                                                               ---------              ---          ----------             -----
         Balance as of January 1, 2003                          $ 27,450           $ 96,107         $     -             $ 123,557
         Purchase of Stoker                                        3,224              1,878               -                 5,102
                                                               ---------          ---------        --------            ----------
         Balance as of December 31, 2003                        $ 30,674           $ 97,985         $     -             $ 128,659
                                                               =========          =========        ========            ==========

           The following table summarizes information about the Company's allocation of other intangible assets. Other intangibles, all of which relate to the purchase of Stoker, consist of (in thousands):

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


7.         GOODWILL AND OTHER INTANGIBLE ASSETS, CONTINUED:

                                                                                                      AS OF
                                                                                                DECEMBER 31, 2003
                                                                                     ---------------------------------------
                                                                                     GROSS CARRYING            ACCUMULATED
                                                                                         AMOUNT                AMORTIZATION
                                                                                     ---------------         ---------------
         Unamortized indefinite life intangible assets
               Trade names                                                           $         8,500         $             -
               Formulas                                                                           51                       -
                                                                                     ---------------         ---------------
         Total                                                                       $         8,551         $             -
                                                                                     ===============         ===============
         Amortized intangible assets:
               Customer list (useful life of 10 years)                               $         1,400         $            17
               Non-compete agreement (useful life of 3 years)                                    900                      50
                                                                                     ---------------         ---------------
                                                                                     $         2,300         $            67
                                                                                     ===============         ===============


           The Company amortizes the non-competition agreement over its life of 3 years. Amortization expense for other intangibles was approximately $67 for the year ending December 31, 2003. Estimated future amortization expense is $440 for each of the years ending December 31, 2004 and 2005, $390 for the year ending December 31, 2006, and $140 for the years ending December 31, 2007 and 2008.

8.         OTHER ASSETS:

           Other assets at December 31, 2003 and 2002 includes loans and accrued interest to the principal shareholder of $1,559 and $1,488, respectively, amounts related to the MSA escrow account of $9,032 and $2,092, respectively.

9.         DEFERRED FINANCING COSTS:

           Deferred financing costs at December 31 consist of (in thousands):

                                                                             2003                    2002
                                                                       ---------------         ---------------
            Deferred financing costs, net of accumulated
               amortization of $8,917 and $7,532 at
               December 31, 2003 and 2002, respectively                $         5,163         $         2,642
                                                                       ===============         ===============

           In connection with the refinancing of the Company's debt on February 17, 2004, the Company will evaluate, during the first quarter of 2004, the need to expense deferred financing costs outstanding as of December 31, 2003.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


10.        NOTES PAYABLE AND LONG-TERM DEBT:

           Notes payable and long-term debt at December 31 consists of (in thousands):

                                         2003                    2002
                                    ---------------         ---------------
               Senior notes         $       155,000         $       155,000
               Notes payable                 30,686                       -
                                    ---------------         ---------------
                                    $       185,686         $       155,000
                                    ===============         ===============


           On June 25, 1997, the Company issued $155.0 million of 11% Senior Notes due 2004 (the "Notes") which were called for redemption on April 2, 2004. The Notes are unsecured senior obligations of the Company which were scheduled to mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

           At December 31, 2003, the Company was operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, NA. as Agent (the "Agent"), and the banks named therein, which provided for a $25.0 million term loan and a $10.0 million revolving credit facility. The Term Loan was payable in eight
           (8) quarterly installments of $3,125 million each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on December 31, 2002, at which time the term loan was paid in full. On December 31, 2002, the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20 million and extended to December 31, 2003. During 2003, the Amended Loan Agreement was amended to reduce the revolving credit facility to $15.0 million and to extend the maturity to March 31, 2004. The unused portion of revolving credit facility at December 31, 2003 amounted to $8.7 million. The Company paid a commitment fee of 0.50% per annum on a quarterly basis on the unused balance of the revolving credit facility. The outstanding amounts relating to the revolving credit facility as of December 31, 2003 and 2002 have been classified as current liabilities in the Consolidated Balance Sheet. All terms of the original Loan Agreement remained in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement were guaranteed by National Tobacco, NAOC and NTFC. In addition, the Company's obligations were collateralized by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement was based, at the Company's option, on either LIBOR or the prime rate as announced by the Agent from time to time. At December 31, 2003, the Notes Payable outstanding under the Tranche B term loan portion consisted of $7.7 million incurred to finance the posting of a $7.7 million judgment bond (including accrued interest and fees) in connection with the litigation with Republic Tobacco (See Note 19, Contingencies) and $23.0 million to finance the acquisition of Stoker (See Note 3, Acquisition of Business). As of December 31, 2003, the interest rate on borrowings under the Amended Loan Agreement was 5.15%.

           The Loan Agreement and the Senior Notes included cross default provisions and limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions,

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


10.        NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

           mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At December 31, 2003, the Company was in compliance with all provisions of the Amended Loan Agreement and Senior Notes.

           At December 31, 2003, the Senior Notes and Notes Payable were reclassified as noncurrent liabilities in the Consolidated Balance Sheet, reflecting the Company's intention and ability to refinance the Amended Loan Agreement and. Senior Notes, as described above.

           On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of the Senior Notes (the "New Senior Notes") by the Company,
           (2) the entering into of an amended and restated loan, agreement that provides a $50.0 million senior secured revolving credit facility to the Company and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of North Atlantic Holding Company, Inc. (the "Parent").

           The New Senior Notes are senior unsecured obligations of the Company and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. The Company will not be required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes.

           On and after March 1, 2008, the Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

           YEAR                                         REDEMPTION PRICE
           ----                                         ----------------

           2008                                             104.625%
           2009                                             102.313%
           2010 and thereafter                              100.000%


           In addition, prior to March 1, 2008, the Company may redeem the Notes, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

           In addition, at any time prior to March 1, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes with the Net Cash Proceeds of one or more Equity Offerings by Parent or the Company so long as there is a Public Market at the Time of such redemption, at a redemption price equal to 109.250% of the

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


10.        NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

           principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the Notes issued under the Indenture remains outstanding. In order to effect the foregoing redemption with the proceeds of any Equity Offering, the Company shall make such redemption not more than 60 days after the consummation of any such Equity Offering.

           In connection with the refinancing, the Company also amended and restated the existing credit facility, resulting in a new $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the "Agent Bank") and La Salle Bank, National Association. The credit agreement (the "New Credit Agreement") governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. The Company will use the new senior revolving credit facility for working capital and general corporate purposes.

           Indebtedness under the New Credit Agreement is guaranteed by each of the Company's current and future direct and indirect subsidiaries, and is secured by a first perfected lien on substantially all of the Company's and the Company's direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interest and intercompany notes held by the Company and its subsidiaries.

           Each advance under the New Credit Agreement will bear interest at variable rates based, at the Company's option, on either the prime rate plus 1% or LIBOR plus 3%. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, the Company will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

           Under the new senior revolving credit facility, the Company is required to pay the lenders under the New Credit Agreement a closing fee equal to 1.25% of the aggregate commitments, payable on the closing date, and an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis, on the undrawn and unused portion of the credit facility. The Company is also required to pay to the lenders, letter of credit fees equal to 3.00% per annum multiplied by the maximum a mount available from time to time to be drawn under such letter of credit issued under the New Credit Agreement and to the lender issuing a letter of credit a fronting fee of 0.125% per annum multiplied by the aggregate face amount of letters of credit outstanding during a fiscal quarter plus other customary administrative, amendment, payment and negotiation charges in connection with such letters of credit.

           The New Credit Agreement requires the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, and a minimum consolidated adjusted EBITDA. The New Credit Agreement also contains covenants, which among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the New Credit Agreement requires that certain members of Executive

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


10.        NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

           Management remain active in the day-to-day operation and management of the Company and its subsidiaries during the term of the facility.

           The New Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

           Concurrently with the offering of the New Senior Notes, the Parent issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014. The Parent Notes are Parent's senior obligations and are unsecured, ranking equally in right of payment to all of Parent's future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Parent Notes, and will be effectively subordinated to any secured obligations of Parent to the extent of the assets securing those obligations. The Parent Notes are not be guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company and its subsidiaries' obligations, including the New Senior Notes.

11.        INCOME TAXES:

           The income tax provision (benefit) for the years ended December 31, 2003, 2002, and 2001 consists of the following components (in thousands):

                                                                   2003                     2002                   2001
                                                             ---------------           --------------          ------------
           Deferred
              Federal                                        $        (3,301)          $        2,876          $      1,828
              State and local                                           (388)                     338                   215
                                                             ---------------           --------------          ------------
                                                             $        (3,689)          $        3,214          $      2,043
                                                             ===============           ==============          ============

           Deferred tax assets and liabilities at December 31, 2003 and 2002 consist of (in thousands):

                                                                  2003                                  2002
                                                    --------------------------------      --------------------------------
                                                        ASSETS          LIABILITIES          ASSETS           LIABILITIES
                                                    --------------     -------------      -------------      -------------
    Inventory                                       $            -     $       4,654      $           -      $       7,855
    Property, plant and equipment                                -             1,141                319                  -
    Goodwill and other intangible assets                     6,372                 -             12,676              2,697
    Accrued pension and postretirement costs                 5,630                 -              3,739                  -
    Minimum pension liability                                  540                 -                476                  -
    NOL carryforward                                         8,051                 -              6,406                  -
    Other                                                    1,956                 -              1,300                  -
                                                    --------------     -------------      -------------      -------------
    Deferred income taxes                           $       22,549     $       5,795      $      24,916      $      10,552
                                                    ==============     =============      =============      =============

           At December 31, 2003 the Company had NOL carryforwards for income tax purposes of $21.2 million which expire in the years beginning in 2012.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


11.        INCOME TAXES, CONTINUED:

           The Company has determined that at December 31, 2003, its ability to realize future benefits of net deferred tax assets meets the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, no valuation allowance has been recorded.

           Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                             2003        2002          2001
                                            ------      ------        ------

           Federal statutory rate            35.0%       35.0%         35.0%
           State taxes                        3.5         3.0          24.3
           Goodwill amortization               -           -          241.8
           Other                             (1.4)       (1.1)         (0.7)
                                            ------      ------        ------

           Effective income tax rate         37.1%       36.9%        300.4%
                                            ======      ======        ======

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

           The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2003 and 2002 and a statement of the funded status as of December 31 (in thousands):

                                                                      PENSION BENEFITS                  POSTRETIREMENT BENEFITS
                                                                   2003              2002              2003                 2002
                                                              -------------      -------------    -------------       -------------
Reconciliation of benefit obligation:
    Benefit obligation at January 1                           $     12,737       $     11,280     $      9,351        $      6,695
    Service cost                                                       552                550              728                 421
    Interest cost                                                      803                803              807                 473
    Actuarial loss                                                   1,772                619            3,847               2,098
    Benefits paid                                                     (566)              (515)            (435)               (336)
                                                              -------------      -------------    -------------       -------------
Benefit obligation at December 31                             $     15,298       $     12,737     $     14,298        $      9,351
                                                              =============      =============    =============       =============

Reconciliation of fair value of plan assets:
    Fair value of plan assets at January 1                    $      6,956       $      7,729     $          -        $          -
    Actual return on plan assets                                     1,643               (937)               -                   -
    Employer contributions                                           1,400                679              435                 336
    Benefit paid                                                      (566)              (515)            (435)               (336)
                                                              -------------      -------------    -------------       -------------
Fair value of plan assets at December 31                      $      9,433       $      6,956     $          -        $          -
                                                              =============      =============    =============       =============
Funded status:
    Funded status at December 31                              $     (5,865)      $     (5,781)    $    (14,318)       $     (9,351)
    Unrecognized prior service cost                                      6                  7                -                   -
    Unrecognized net actuarial loss                                  3,032              2,408            4,985               1,527
                                                              -------------      -------------    -------------       -------------

Net amount recognized                                         $     (2,827)      $     (3,366)    $     (9,333)       $     (7,824)
                                                              =============      =============    =============       =============

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

12.       PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

The asset allocation for the Company's defined benefit plans as of December 31, 2003 and 2002, and the target allocation for 2004, by asset category, follows:

                                                          Percentage of
                                      Target             Plan Assets at
                                    Allocation          December 31, 2003
                                    ----------          -----------------
                                       2004             2003         2002
                                       ----             ----         ----

         Asset category:
         Equity securities            65.0%            67.0%         69.0%
         Debt Securities              35.0%            33.0%         28.0%
         Cash                          0.0%             0.0%          3.0%
                                    -------          -------       -------
         Total                       100.0%           100.0%        100.0%
                                    =======          =======       =======

          Equity securities included no shares of the Company's common stock at December 31, 2003 or 2002.

          The Company's investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. The Company uses one management firm to manage plan assets, which are invested in high quality equity and debt securities. The Company's investment objective is to provide long-term growth of capital as well as current income.

          The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                             PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                       ---------------------------    ------------------------------
                                                             2003          2002            2003             2002
                                                       ------------   ------------    ------------      ------------
      Accrued benefit cost                             $    (2,827)   $    (3,366)    $    (9,333)      $    (7,824)
      Minimum pension liability                             (1,769)        (1,601)              -                 -
      Deferred tax asset                                       540            476               -                 -
      Accumulated other comprehensive income                 1,229          1,125               -                 -
                                                       ------------   ------------    ------------      ------------

      Net amount recognized                            $    (2,827)   $    (3,366)    $    (9,333)      $    (7,824)
                                                       ============   ============    ============      ============

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

12.        PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

           The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

                                                        PENSION BENEFITS                         POSTRETIREMENT BENEFITS
                                          ----------------------------------------      -------------------------------------------

                                               2003           2002          2001            2003            2002            2001
                                          -----------    -----------   -----------      -----------     -----------     -----------
    Service cost                          $      552     $      550   $       558       $      728      $     421      $       379
    Interest cost                                803            803           738              808            473              435
    Expected return on plan assets              (582)          (658)         (716)               -              -                -
    Amortization of gains and losses              85              -           (31)             408              -              (18)
                                          -----------    -----------   -----------      -----------     -----------     -----------

    Net periodic benefit cost             $      858     $       695   $      549       $    1,944      $      894      $      796
                                          ===========    ===========   ===========      ===========     ===========     ===========

           The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost.
           The rate of return on assets used is determined based upon analysis of the plans' historical performance relative to the overall markets and mix of assets. The assumptions listed below represents
           Management's review of relevant market conditions and have been adjusted, as appropriate. The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                    PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                             ---------------------------          --------------------------
                                              2003      2002       2001            2003      2002      2001
                                             ------    ------     ------          ------    ------    ------
    Discount rate                             5.50%     6.75%      7.25%           6.25%     6.75%     7.25%
    Expected return on plan assets            8.50%     8.50%      8.50%              -         -         -
    Rate of compensation increase             4.00%     4.00%      4.00%              -         -         -


           For measurement purposes, the assumed health care cost trend rate for participants under age 65 as of December 31, 2003 and 2002 was 12.0% and 12.0%, respectively, and for participants age 65 and over the rate was 12.0% and 12.0%, respectively. The health care cost trend rate was assumed to decline gradually to 5% for pre-age 65 and for post-age 65 costs over 27 years.

           Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects (in thousands):

                                                                                 2003            2002           2001
                                                                              --------         --------       --------
           Effect on total of service and interest cost                       $    269         $    3         $    2
                components of net periodic postretirement cost

           Effect on the health care component of                             $  2,280         $   49         $   35
                the accumulated postretirement benefit obligation

           The Company's policy for the plan is to make contributions equal to the benefits paid during the year. The Company expects to make $0.5 million of contributions to the plan in the year ended December 31, 2004.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

12.        PENSION AND POSTRETIREMENT BENEFIT PLANS, CONTINUED:

           The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. Through December 31, 1998, the Company matched 50% of each eligible participant's contribution up to 5% of the participant's compensation for the plan year. Beginning January 1, 2002, the Company changed its matching contribution policy. The Company match for the Hourly employees was increased to 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. The Company's matching for Hourly employees is subject to a 3-year vesting schedule. The Company match for the salaried employees was increased to 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. Company matching is immediate for salaried employees. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.5 million, $0.4 million and $0.3 million for each of the years ended December 31, 2003, 2002 and 2001.

13.        LEASE COMMITMENT:

           The Company leases certain office space and vehicles for varying periods.

           The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, (in thousands):

                                                               OPERATING
                                                                 LEASES
                                                              ----------
                2004                                          $      726
                2005                                                 633
                2006                                                 350
                2007                                                 288
                2008                                                 290
                2009 and beyond                                    1,797
                                                              ----------
                Total minimum lease payments                  $    4,084
                                                              ==========


           Lease expense for the years ended December 31, 2003, 2002 and 2001 was $840, $786 and $790, respectively.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

14.        MANDATORILY REDEEMABLE PREFERRED STOCK

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

           As consideration for these amendments, the Company paid each registered holder of Preferred Stock that consented thereto $0.40 per share in cash. A total of approximately $985 in consent fees were paid. The Company paid an additional amount of approximately $236 in legal and other fees related to the Consent Solicitation.

           The Company has recorded the Preferred Stock at its current value in the accompanying Balance Sheet. The resulting gain of $5.4 million, net of the consent and other fees described above, was recognized in the accompanying Statements of Operations for the year ended December 3 1, 2002.

           The Company's future ability to make dividend payments in cash will depend upon the availability of funds and whether the Company has satisfied the "restricted payments" provision under the Indenture pursuant to which the Senior Notes were issued. Currently, the Company can satisfy that provision. Additionally, the Company has sufficient authorized and un-issued shares of Preferred Stock to make its dividend payments through the issuance of additional shares. For the dividend payments on September 15, 2002, December 15, 2002, March 15, 2003, June 15, 2003, September 15, 2003 and December 15, 2003,
           the Company chose to make this payment in kind.

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

14.        MANDATORILY REDEEMABLE PREFERRED STOCK, CONTINUED:

           On March 18, 2004, in connection with the refinancing of its existing debt, the Company redeemed all outstanding shares of the preferred stock, at the applicable redemption price equal to the liquidation preference of the preferred stock ($22.00 per share), plus an amount in cash equal to all accumulated and unpaid dividends.

15.        SHARE INCENTIVE PLAN:

           The Company has two share incentive plans covering certain key employees which provide for the granting of options to purchase common stock of the Company and other stock related benefits. As of December 31, 2003, no benefits other than the stock options described below had been granted. The total number of shares available for granting under the plans is 111,856. Stock option activity is summarized below:

                                                                        WEIGHTED       WEIGHTED
                                                                        AVERAGE        AVERAGE
                                                        INCENTIVE       EXERCISE      GRANT DATE
                                                         SHARES           PRICE       FAIR VALUE
                                                    -------------     -------------  -------------
           Outstanding, December 31, 2001           $      61,760     $    18.19     $      26.51

           Granted                                         35,511          85.76            22.97
           Exercised                                           -              -                -
           Forfeited                                      (2,000)        (18.19)          (26.51)
                                                    -------------
           Outstanding, December 31, 2002                  95,271          43.38            25.19

           Granted                                          2,500          90.00            22.75
           Exercised                                            -              -                -
           Forfeited                                      (4,500)        (90.00)          (22.75)
                                                    -------------
           Outstanding, December 31, 2003                  93,271          42.38            26.37
                                                    =============

           At December 31, 2003, the outstanding stock options' exercise price for 61,856 options is $18.19 per share, all of which are exercisable. The outstanding stock options' exercise price for 31,415 options is $90.00, 9,229 of which are exercisable with the remaining 22,186 becoming exercisable from 2004 through 2007. All stock options expire 10 years from the grant date. The weighted average of the remaining lives of the outstanding stock options is approximately 3.9 years for the options with the $18.19 exercise price and 8.8 years for the options with the $90.00 exercise price. The Company estimates that all of the stock options granted will be exercised and that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


15.        SHARE INCENTIVE PLAN, CONTINUED:

           Of the stock options described above, 47,986 include a provision under which the Company will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

           The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123 under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is measured on each reporting date with the expense amount adjusted for changes in the fair value of the Company's stock on that date. Compensation expense of approximately $417, $102 and $33 ($258, $63 and $20, net of deferred income tax benefit) has been recognized in the Statements of Operations for the years ended December 31, 2003, 2002 and 2001, respectively.

16. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                               FOR THE YEAR ENDED DECEMBER 31, 2003
                                                                    -----------------------------------------------------
                                                                         INCOME            SHARES            PER SHARE
                                                                       (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                                    ---------------    ---------------    ---------------

Net loss                                                            $       (6,241)
Less:  Preferred stock dividends                                             7,275
                                                                    ---------------
Basic and diluted:
     Net loss available to common stockholders                      $      (13,516)           528,241     $       (25.59)
                                                                    ===============    ===============    ===============

                                                                               FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                    -----------------------------------------------------
                                                                         INCOME            SHARES            PER SHARE
                                                                       (NUMERATOR)      (DENOMINATOR)          AMOUNT
                                                                    ---------------    ---------------    ---------------

Net income                                                          $        5,485
Less:  Preferred stock dividends                                            (6,976)
Plus:  Net gain on restructuring of preferred stock                          5,395
                                                                    ---------------
Basic:
     Net income available to common stockholders                    $        3,904            528,241     $         7.39
                                                                    ===============    ===============    ===============
Diluted:
     Net income available to common stockholders                    $        3,904            664,939     $         5.87
                                                                    ===============    ===============    ===============


                                                                               FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                    -----------------------------------------------------
                                                                         INCOME            SHARES            PER SHARE
                                                                       (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                                    ---------------    ---------------    ---------------

Net loss                                                            $       (1,364)
Less:  Preferred stock dividends                                            (6,745)
                                                                    ---------------
Basic and diluted:
     Net loss available to common stockholders                      $       (8,109)           528,241     $       (15.35)
                                                                    ===============    ===============    ===============

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


           The calculations above are based on the weighted average number of shares of common stock outstanding during the year. For the years ended December 31, 2003 and December 31, 2001, common equivalent shares from stock options of 93,271 and 61,760 are excluded from the computations as their effect is antidilutive. For the years ended December 3 1, 2003, 2002 and 2001, warrants of 63,490 are excluded from the computations as their effect is antidilutive.

17.        FOURTH QUARTER ADJUSTMENT:

           The fourth quarters of 2003, 2002 and 2001 include net adjustments to increase (decrease) the income tax provision by approximately ($3,300), $1,300 and $1,490, respectively. The fourth quarters of 2003 and 2002 also included adjustments to increase the LIFO expense by approximately $1.9 million and $1.7 million, net of income tax of approximately $1.1 million and $1.0 million, respectively. The fourth quarter of 2003 also included adjustments to increase the post retirement benefits expense by approximately $1.5 million, as a result of year-end actuarial computations.

18.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

           All amounts are in thousands except net income (loss) per share.

                                                                                         QUARTER
                                                       -----------------------------------------------------------------------------
                                                              1ST                 2ND                 3RD                4TH
                                                       ------------------  ------------------  -----------------  -----------------
         2003

         Net sales                                            $14,249           $  30,251          $  28,718            $28,375
         Gross profit                                           6,549              17,496             16,882             12,049
         Net income (loss)                                    (5,164)            (11,822)                232              3,237
         Basic net income (loss) per share                     (9.78)             (22.38)               0.44               6.13
         Diluted net income (loss) per share                   (9.78)             (22.38)               0.38               6.13

         2002

         Net sales                                          $  21,952           $  18,218          $  26,014          $  28,241
         Gross profit                                          13,283               9,688             15,477             15,004
         Net income (loss)                                      (305)             (2,575)              6,185                599
         Basic net income (loss) per share                     (0.58)              (4.88)              11.71               1.13
         Diluted net income (loss) per share                   (0.58)              (4.88)               9.46               0.90


NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

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

           On June 30, 1998, Republic Tobacco filed a complaint against the Company, NAOC and NTC in the U.S. District Court of the Northern District of Illinois (the "Illinois Complaint") and served it on the Company after the institution of the Kentucky action. In the Illinois Complaint, Republic Tobacco seeks declaratory relief with respect to the Company's claims. In addition, the Illinois Complaint alleges that certain actions taken by the Company to inform its customers of its claims against Republic Tobacco constitute tortuous interference with customer relationships, false advertising, violations of Uniform Deceptive Trade Practices and Consumer Fraud Acts, defamation and unfair competition. In addition, although not included in its original complaint but in its amended complaint, Republic Tobacco alleged that the Company has unlawfully monopolized and attempted to monopolize the market on a national and regional basis for premium cigarette papers. Republic sought unspecified compensatory damages, injunctive relief and attorneys fees and costs.

           On October 20, 2000, Republic Tobacco filed a motion to dismiss, stay, or transfer the Kentucky Complaint to the Illinois Court. On December 19, 2000, the Court denied Republic Tobacco's motion, holding that it was premature. The Court noted also that it had communicated with the Court in Illinois and that it had concluded that Republic Tobacco may not be entitled to any preference on forum selection, which would ordinarily be given because it was first to file. The Kentucky complaint is still on file.

           Prior to the completion of discovery, the Court dismissed Republic Tobacco's antitrust claims against the Company. After discovery was completed in 2001, both parties moved for summary judgment on the others claims. In April 2002, the District Court for the Northern District of Illinois decided the summary judgment motions by dismissing all claims of both the Company and Republic Tobacco and its affiliates, except for Republic Tobacco's claim of defamation per se against the Company, on which it granted summary judgment on liability in favor of Republic Tobacco, and a Lanham Act false advertising claim, based on the same facts as the defamation claim, for equitable relief. In February 2003, the District Court granted Republic's motion for summary judgment on the Company's counterclaim that Republic tortiously interfered with the Company's business relationships and economic advantage. The only claim that remained to be tried was Republic's Lanham Act claim and damages on the defamation claim on which the Court previously ruled that Republic could only obtain equitable relief if successful.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

19.        CONTINGENCIES, CONTINUED:

           On July 8, 2003, following a four day trial, an Illinois jury returned a verdict in favor of Republic on the defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. The Company filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to the Company's existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards.

           On January 8, 2004, the Company appealed from the final judgment, including the finding of liability in this case as well as the amount of the award. There can be no assurance, however, that the Company will prevail on appeal. On January 22, 2004, Republic filed a general notice of cross appeal, but did not specify the issues or claims for which it is seeking appellate review. On March 7, 2004, the Company filed its opening brief with the Court of Appeals. Republic's brief is scheduled to be filed April 7, 2004. The Company and Republic each may file reply briefs thereafter.

           LITIGATION RELATED TO ALLEGED PERSONAL INJURY

           West Virginia Complaints. Trial of the West Virginia complaints against the smokeless tobacco defendants has been postponed indefinitely, as described below. On October 6, 1998 NTC was served with a summons and complaint on behalf of 65 individual plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-240l). On November 13, 1998, NTC was served with a second summons and complaint on behalf of 18 plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). The complaints are identical in most material respects. In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. NTC is named in only one action. One Akers plaintiff alleged use of an NTC product, alleging lung cancer.

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

           On September 19, 2000, NTC was served with a second summons and complaint on behalf of 561 separate plaintiffs filed in Circuit Court of Ohio County, West Virginia, entitled Ronald Accord, et al. v. Philip Morris Inc., et al. (Civil Action Nos. 00-C-923 to 00-C-1483). A total of five of these plaintiffs alleged use of a product currently manufactured by NTC. One of these plaintiffs does not specify the time period during which the product was allegedly used. Another alleges use that covers, in part, a period when NTC did not manufacture the product. On motion by cigarette company defendants,

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

19.        CONTINGENCIES, CONTINUED:

           this claim was dismissed on February 11, 2004, for failure to follow the case management order. Of the remaining three, one alleges consumption of a competitor's chewing tobacco from 1966 to 2000 and NTC's BEECH-NUT chewing tobacco from 1998 to 2000; another alleges a twenty-four year smoking history ending in 1995 and consumption of BEECH-NUT chewing tobacco from 1990 to 1995; and the last alleges a thirty-five year smoking history ending in 2000, and consumption of NTC's DURANGO ICE chewing tobacco from 1990 to 2000 (although DURANGO ICE did not come onto the market until 1999).

           In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 0l-C-482).

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

           The manufacturers of smokeless tobacco products (as well as the manufacturers of cigarettes) moved to sever the claims against the smokeless tobacco manufacturer defendants from the claims against the cigarette manufacturer defendants. That motion was granted and the trial date on the smokeless tobacco claims has now been postponed indefinitely.

           Minnesota Complaint. On September 24, 1999, NTC was served with a complaint in a case entitled Tuttle v. Lorillard Tobacco Company, et al. (Case No. C2-99-7105), brought in Minnesota. The other manufacturing defendants are Lorillard and The Pinkerton Tobacco Company. The Complaint alleges that plaintiff's decedent was injured as a result of using NTC's (and, prior to the formation of NTC, Lorillard's) BEECH-NUT brand and Pinkerton's RED MAN brand of loose-leaf chewing tobacco. Plaintiff asserts theories of liability, breach of warranty, fraud, and variations on fraud and misrepresentation. Plaintiff specifically requests in its complaint an amount of damages in excess of fifty thousand dollars ($50,000) along with costs, disbursements and attorneys' fees, and ". . . an order prohibiting defendants from disseminating in Minnesota further misleading advertising and making further untrue, deceptive and/misleading statements about the health effects and/or addictive nature of smokeless tobacco products. . . ." After discovery, summary judgment motions were filed on behalf of all defendants. On March 3, 2003, the Court granted defendants' motions, dismissing all claims against all defendants and the Court has since denied the plaintiff's motion for reconsideration. Plaintiff has appealed the dismissal. Briefing has been completed. Oral argument before the Court of Appeals was held on February 11, 2004, and the decision is pending.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

19.        CONTINGENCIES, CONTINUED:

           Although the Company believes that it has good defenses to the above actions in West Virginia and Minnesota and it intends to vigorously defend each such action, no assurances can be given that it will prevail. If any of the plaintiffs were to prevail, the results could have a material adverse effect on the results of operations, financial position and cash flows of the Company.

           LITIGATION RELATED TO COUNTERFEITING

           Texas Infringing Products Litigation. In Bollore, S.A. v. Import Warehouse, Inc., Civ. No. 3-99-CV-1196-R (N.D. Texas), Bollore, the Company's Licensor of ZIG-ZAG brand premium cigarette papers, obtained a sealed order allowing it to conduct a seizure of infringing and counterfeit ZIG-ZAG products in the United States. On June 7, 1999, seizures of products occurred in Michigan and Texas. Subsequently, all named defendants have been enjoined from buying and selling such infringing or counterfeit goods. Bollore and the Company have negotiated settlements with all defendants. These defendants included Import Warehouse, Ravi Bhatia, Tarek Makki and Adham Makki. Those settlements included a consent injunction against distribution of infringing or counterfeit goods.

           On May 18, 2001, the Company, in conjunction with Bollore, conducted raids on the businesses and homes of certain defendants previously enjoined (including Tarek Makki and Adham Makki) from selling infringing or counterfeit ZIG-ZAG brand products in the Bollore S.A.
           v. Import Warehouse litigation. Evidence was uncovered that showed that these defendants and certain other individuals were key participants in importing and distributing counterfeit ZIG-ZAG premium cigarette papers. After a two day hearing in the U.S. District Court for the Northern District of Texas, on May 30, 2001, the Court held the previously enjoined defendants in contempt of court, and enjoined the additional new defendants, including Ali Makki, from selling infringing or counterfeit ZIG-ZAG premium cigarette papers.

           The Company entered into a settlement with the defendants, the principal terms of which included a cash payment, an agreed permanent injunction, the withdrawal of the defendants' appeal of the civil contempt order, an agreed judgment of $11 million from the civil contempt order and an agreement to forbear from enforcing that $11 million money judgment until such time in the future that the defendants violate the terms of the permanent injunction. Two of the defendants, Tarek Makki and Adham Makki, also agreed to provide complete information concerning the counterfeiting conspiracy as well as information on other parties engaged in the purchase and distribution of infringing ZIG-ZAG premium cigarette papers.

           On February 17, 2004, the Company and Bollore filed a motion in the U.S. District Court for the Northern District of Texas, which had issued the original injunctions against the infringing defendants, seeking, with respect to respondents Adham Makki, Tarek Makki and Ali Makki, to have the $11 million judgment released from the forbearance agreement described above, and to have the named respondents held in contempt of court. The motion alleged that the three respondents had trafficked in counterfeit ZIG-ZAG cigarette papers after the execution of the settlement, citing evidence that all three had been charged in the United States District Court for the Eastern District of Michigan with criminal violations of the United States counterfeiting laws by trafficking in counterfeit ZIG-ZAG cigarette papers, which trafficking occurred after the settlement agreement. A hearing was held on March 3, 2004, and it will resume on April 7, 2004.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

19.        CONTINGENCIES, CONTINUED:

           Pursuant to the U.S. Distribution Agreement and a related agreement between Bollore and the Company, any collections on the judgments issued in the Bollore v. Import Warehouse case are to be divided evenly between Bollore and the Company after the payment of all expenses.

           On February 7, 2002, Bollore, NAOC and the Company filed a motion with the District Court in the Texas action seeking to hold Ravi Bhatia and Import Warehouse Inc. in contempt of court for violating the terms of the consent order and injunction entered against those defendants. The Company alleges that Mr. Bhatia and Import Warehouse sold counterfeit goods to at least three different companies over an extended period of time. On June 27, 2003, the Court found Import Warehouse and Mr. Bhatia in contempt of court for violating an existing injunction barring those parties from distributing infringing ZIG-ZAG cigarette paper products. The Court requested that the Company and Bollore (the Company's co-plaintiff in the case) file a submission detailing the damages incurred. The Company and Bollore filed their submission on July 25, 2003 which reported and requested damages of $2.4 million. Briefing has been completed and the parties are awaiting the decision of the Court.

           California Infringing Products Litigation. On March 23, 2001, the Company participated as co-plaintiff with NAOC and Bollore in an action entitled Bollore, S.A. v. A&A Smart Shopping (Case No. CV 01-02766 FMC (MANx)), filed in the U.S. District Court for the Central District of California. The plaintiffs alleged that nine distributors in California were selling counterfeit ZIG-ZAG brand premium cigarette papers. In an effort to better manage this case for trial, the plaintiffs settled against certain defendants, obtained judgments for damage against most of the defendants and obtained permanent injunctions against all of the settling defendants.

           A trial of the plaintiffs' claims against the remaining defendants, in the A&A Smart Shopping case, Downey Wholesale and Fadel El-Shahawi, Downey's principal, began October 1, 2002. On October 15, 2002, after a two week jury trial, the jury found for the plaintiffs on all counts. The plaintiffs were awarded a total of $2,000,000 in damages, and the jury found that defendant Downey and the defendant Fadel El-Shahawi acted willfully and with fraud, oppression or malice. As a result, plaintiffs were entitled to and did request the Court to award them their reasonable attorney fees and expenses, which awarded plaintiffs $751,000. The verdict also allowed the Court, in its discretion, to apply a multiple of up to three times the verdict amount in order to adequately compensate plaintiffs and also, to award punitive damages. The parties settled the punitive damages and multiplier portions of the case for $500,000, of which half was paid on November 15, 2002 and the remainder will be paid in equal monthly installments over the next two year period, commencing on December 1, 2002. All recoveries from this litigation will be shared equally by NAOC and Bollore. Defendants filed a new trial motion which the Court has denied. However, the Court reduced the plaintiff's damages award to approximately $1.7 million. On March 13, 2003, the Court denied the defendants' motions. The defendants filed a notice of appeal and the Court postponed the briefing schedule relating thereto pending Court-sponsored mediation which was held on October 30, 2003. During the course of the mediation, the parties agreed to settle the case for the sum of $ 1.5 million, to be divided equally by the plaintiffs, and a permanent injunction against the sale of infringing ZIG-ZAG premium cigarette paper products by defendants.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

19.        CONTINGENCIES, CONTINUED:

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


20.        PARENT-ONLY FINANCIAL INFORMATION:

           The Corporation is a holding company with no independent operations and no independent assets other than its investments in its subsidiaries, income tax receivables, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership, and deferred financing costs related to its debt.

           All of the Corporation's subsidiaries are wholly-owned and guarantee the Senior Notes of the Corporation on a full, unconditional, and joint and several basis and any other subsidiaries of the Corporation other than the guarantors are minor. Within the Senior Notes there are no significant restrictions on the ability of the Corporation to obtain funds from its subsidiaries by dividend or loan. Separate financial statements of the subsidiaries are not required and have not been included in these financial statements.

21.        SEGMENT INFORMATION:

           The Company has been historically organized on the basis of product lines which are comprised of three reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes cigarette papers, tobaccos and related products primarily through wholesale distributors in the United States. The premium cigarette segment distributes contract manufactured cigarettes through wholesale distributors in the United States.

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


21.       SEGMENT INFORMATION, CONTINUED:

          The table below presents financial information about reported segments for 2003, 2002 and 2001 (in thousands):

                                                                      PREMIUM
                                  SMOKELESS          MAKE-YOUR-     MANUFACTURED      ELIMINATIONS
         2003                     TOBACCO              OWN           CIGARETTES        AND OTHER           TOTAL
--------------------            -----------        -----------      -----------       -----------      -----------
Net sales                      $     36,697       $     64,677      $       64       $       155      $    101,593
Operating income                      4,668             18,533          (2,843)               30            20,388
Adjusted EBITDA                      10,504             20,143          (2,825)               32            27,754
Assets                               72,570            277,612           2,218          (108,756)          243,644

         2002
--------------------
Net sales                      $     35,732       $     58,693      $        -       $         -      $     94,425
Operating income                      5,966             23,421               -                 -            29,387
Adjusted EBITDA                       9,904             25,214               -                 -            35,118
Assets                               67,951            256,756               -          (111,113)          213,594

         2001
--------------------
Net sales                      $     38,647       $     50,975      $        -       $         -      $     89,622
Operating income                      5,610             17,453               -                 -            23,063
Adjusted EBITDA                      10,542             22,491               -                 -            33,033
Assets                               69,781            237,008               -           (90,126)          216,663

          A reconciliation of Adjusted EBITDA to total consolidated operating income for 2003, 2002, and 2001 is as follows (in thousands):

                                                                 2003               2002              2001
                                                             ------------       ------------     ------------

                     Adjusted EBITDA                         $    27,754        $    35,118      $    33,033
                     Depreciation expense                           (589)              (700)            (637)
                     Amortization expense                              -                  -           (5,490)
                     LIFO adjustment                              (3,459)            (3,878)          (2,682)
                     Stock option expense                           (417)              (576)             (33)
                     Pension/Postretirement expense               (2,901)              (577)          (1,128)
                                                             ------------       ------------     ------------

                     Operating income                        $    20,388        $    29,387      $    23,063
                                                             ============       ============     ============

22.        TERMINATED ASSET PURCHASE AGREEMENT:

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

           On July 15, 2003, the Company and Star reached a mutual agreement to terminate the Star Cigarette Asset Purchase Agreement. Pursuant to the termination agreement, Star Scientific retained a $2.0 million

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)

22.        TERMINATED ASSET PURCHASE AGREEMENT, CONTINUED:

           earnest money deposit that had been placed into escrow by the Company and the parties executed releases of any liabilities arising out of the Star Cigarette Asset Purchase Agreement. The Company incurred $3.3 million of direct costs during 2003, including the $2.0 million earnest money deposit referred to above, in connection with this transaction. These costs are included in Other Expenses in the Condensed Consolidated Statements of Operations.

23.        NEW ACCOUNTING STANDARDS:

           In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset-retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 was effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS 143 in fiscal 2003. SFAS 143 did not have an impact on the Company's financial statements.

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

           In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement, which is effective for the Company for the year ending December 31, 2003, did not have an impact on the Company's financial statements.

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

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


23.        NEW ACCOUNTING STANDARDS, CONTINUED:

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

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial with characteristics of both liabilities and equity. The provisions of SFAS 150 relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries as amended by FASAB Staff Position 150-3, has been deferred, for an indefinite period. The provisions of SFAS 150 relating to all other financial instruments apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 is delayed for nonpublic companies to fiscal periods beginning after December 15, 2003. In accordance with the foregoing, the Company is assessing the impact of the adoption of SFAS 150 on its financial statements.

           In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46 is required for interest in special-purpose entities for years ending after December 15, 2003. The Company has determined that it has no special-purpose entities. Application of FIN 46 is required for all other types of VIE' s for periods ending after March 15, 2004. Although the Company does not expect FIN 46 to have a material impact on the Company's financial condition or results of operations, it is continuing to evaluate this complex interpretation.

           In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosures for benefit plans. The project was initiated by the FAB in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. SFAS No. l32R is effective for years ending after December 15, 2003. The Company adopted SFAS No. l32R as of December 31, 2003 and has provided the required disclosures in
           Note 12, "Pension and Postretirement Benefit Plans."

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2003, 2002 and 2001
(dollars in thousands)


23.        NEW ACCOUNTING STANDARDS, CONTINUED:

           In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") on their postretirement benefit obligations and costs and reflect the effects in the 2 003 financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies are also allowed to make a one-time election to defer accounting for the effects of MMA until authoritative guidance is issued. The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and postretirement net periodic benefit costs in the Company's consolidated financial statements and disclosed in Note 12, "Pension and Postretirement Benefit Plans" do not reflect the effects of MMA on the Company's plans. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, in the Company's opinion, any change due to the accounting for the federal subsidy would be immaterial.

24.        SUBSEQUENT EVENT:

           On February 17, 2004, the Company consummated the general corporate reorganization and the refinancing of its existing debt and preferred stock. The general corporate reorganization consisted of the creation of the Parent. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes by the Company, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to the Company and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of senior discount notes of the Parent. Both the senior notes and the senior discount notes were offered pursuant to Rule l44A and Regulation S under the Securities Act of 1933, as amended.

           Concurrently with the closing of the refinancing, the Company also called for redemption all of its outstanding 11% senior notes due 2004, in accordance with the terms of the indenture governing such notes, at the applicable redemption price of 100.0% of the principal amount thereof, plus interest accrued to the redemption date of April 2, 2004. At December 31, 2003, the Company has outstanding $155.0 million aggregate principal amount of its 11% senior notes due 2004.

           On March 18, 2004, the Company redeemed all outstanding shares of its 12% senior exchange payment-in-kind preferred stock, at the applicable redemption price equal to the liquidation preference of the preferred stock ($22.00 per share), plus an amount in cash equal to all accumulated and unpaid dividends.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1        --     Asset Purchase Agreement, dated as of February 18, 2003, among
                  North Atlantic Trading Company, Inc., Star Scientific, Inc.
                  and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 19, 2003).

2.2        --     Termination and Release Agreement, dated as of July 15, 2003, among North Atlantic Trading Company, Inc., Star Scientific,
                  Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 17, 2003).

2.3        --     Release, dated July 15, 2003, executed by North Atlantic
                  Trading Company, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 17, 2003).

2.4        --     Release, dated July 15, 2003, executed by Star Scientific,
                  Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 17, 2003).

2.5        --     Stock Purchase Agreement, dated as of November 17, 2003, among
                  North Atlantic Trading Company, Inc., Bobby Stoker, Ronald
                  Stoker, Judith Stoker Fisher, BSF Partners, L.P., JFS
                  Partners, L.P., and RBJ Machinery Co., LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current
                  Report on Form 8-K filed on November 24, 2003).

2.6        --     Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic
                  Holding Company, Inc., and NATC Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current
                  Report on Form 8-K filed on February 11, 2004).

3.1(a)     --     Restated Certificate of Incorporation of North Atlantic
                  Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

3.1(b)     --     Certificate of Correction to the Restated Certificate of
                  Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(c)     --     Certificate of Amendment to the Certificate of Incorporation
                  of North Atlantic Trading Company, Inc., dated July 30, 2002
                  (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 31,
                  2002).

                                  Exhibit - 1

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


                                  Exhibit - 2

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

4.3        --     Warrant to Purchase Common Stock, granted in favor of
                  Guggenheim Investment Management, LLC by North Atlantic
                  Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2002).

4.4        --     Warrant to Purchase Common Stock, granted in favor of Peter J.
                  Solomon Company Limited by North Atlantic Trading Company,
                  Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.5        --     Class B Term Note dated November 17, 2003, issued by North
                  Atlantic Trading Company, Inc. in favor of Upper Columbia
                  Capital Company, LLC ("Upper Columbia") in the principal amount of Twenty Three Million Dollars ($23,000,000.00)
                  (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24,
                  2003).

                                  Exhibit - 3

4.6        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                  ($5,500,000.00) (incorporated herein by reference to Exhibit
                  4.2 to the Registrant's Current Report on Form 8-K filed on
                  November 24, 2003).

4.7        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars
                  ($5,500,000.00) (incorporated herein by reference to Exhibit
                  4.3 to the Registrant's Current Report on Form 8-K filed on
                  November 24, 2003).

4.8        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00) (incorporated herein by reference to Exhibit 4.4 to the Registrant's Current
                  Report on Form 8-K filed on November 24, 2003).

4.9        --     Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading
                  Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00)
                  (incorporated herein by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on November 24,
                  2003).

4.10*      --     Indenture, dated as of February 17, 2004, among North Atlantic
                  Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National
                  Association, a national banking association, as Trustee.

4.11*      --     Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the
                  Guarantors listed on the signature pages thereto, Citigroup
                  Global Markets Inc. and RBC Capital Markets Corporation.

9.1*       --     Amended and Restated Exchange and Stockholders' Agreement,
                  dated as of February 9, 2004, by and among North Atlantic
                  Holding Company, Inc., North Atlantic Trading Company, Inc.
                  and those stockholders listed therein.

9.2        --     Voting Trust Agreement, dated as of December 17, 1997, among
                  Thomas F. Helms, Jr., David I. Brunson and Jeffrey S. Hay, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.2 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

9.3        --     Amendment No. 1 to Voting Trust Agreement, dated as of August
                  18, 1999, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.3 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2002).

                                  Exhibit - 4

9.4        --     Amendment No. 2 to Voting Trust Agreement, dated as of
                  September 22, 1999, among Thomas F. Helms, Jr. and David I.
                  Brunson, as voting trustees, and Helms Management Corp.
                  (incorporated herein by reference to Exhibit 9.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

9.5        --     Amendment No. 3 to Voting Trust Agreement, dated as of July 7,
                  2000, among Thomas F. Helms, Jr. and David I. Brunson, as voting trustees, and Helms Management Corp. (incorporated herein by reference to Exhibit 9.5 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  2002).

10.1       --     Third Amended and Restated Purchasing and Processing
                  Agreement, dated as of June 25, 1997, between National Tobacco
                  Company, L.P. and Lancaster Leaf Tobacco Company of
                  Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No.
                  333-31931) on Form S-4 filed with the Commission on September
                  3, 1997).

10.2+      --     Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 17, 1997).

10.3+      --     Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 17, 1997).

10.4+      --     Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bollore Technologies, S.A.
                  and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating
                  Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement
                  (Reg. No. 333-31931) on Form S-4 filed with the Commission on
                  September 17, 1997).

10.5+      --     Restated Amendment, dated as of June 25, 1997, between Bollore
                  Technologies, S.A. and North Atlantic Operating Company, Inc.
                  (incorporated herein by reference to Exhibit 10.5 to Amendment
                  No. 2 to Registration Statement (Reg. No. 333-31931) on Form
                  S-4 filed with the Commission on September 17, 1997).


                                  Exhibit - 5

10.6       --     Warrant Agreement, dated as of June 25, 1997, between North
                  Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration
                  Statement (Reg. No. 333-31931) on Form S-4 filed with the
                  Commission on September 3, 1997).

10.7++     --     1997 Share Incentive Plan of North Atlantic Trading Company,
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


                                  Exhibit - 6

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

10.22      --     Subscription Agreement, dated as of March 24, 1998, between
                  North Atlantic Trading Company, Inc. and David I. Brunson
                  (incorporated herein by reference to Exhibit 10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.23++    --     Letter Agreement, dated September 24, 1999, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to Exhibit 10.34 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1999).

10.24++    --     North Atlantic Trading Company, Inc. 1999 Executive Incentive
                  Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).


                                  Exhibit - 7

10.25++    --     North Atlantic Trading Company, Inc. 1999 Management Bonus
                  Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.26*     --     Amended and Restated Loan Agreement, dated as of February 17,
                  2004, by and among Bank One, NA, LaSalle Bank National
                  Association, North Atlantic Trading Company, Inc., North
                  Atlantic Holding Company, Inc., the subsidiaries of North
                  Atlantic Trading Company, Inc. named therein and the lenders party thereto.

10.27*     --     Amended and Restated Security Agreement, dated as of February
                  17, 2004, among North Atlantic Trading Company, Inc., National
                  Tobacco Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales,
                  Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette
                  Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks.

10.28*     --     Amended and Restated Guaranty Agreement, dated as of February
                  17, 2004, among National Tobacco Company, L.P., North Atlantic
                  Operating Company, Inc., National Tobacco Finance Corporation,
                  Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North
                  Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks.

10.29*     --     Amended and Restated Pledge Agreement, dated as of February
                  17, 2004, among and North Atlantic Trading Company, Inc.,
                  National Tobacco Company, L.P., North Atlantic Operating
                  Company, Inc., National Tobacco Finance Corporation, Stoker,
                  Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North
                  Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks.

10.30++    --     2001 Share Incentive Plan of North Atlantic Trading Company,
                  Inc. (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.31++    --     Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.32      --     Promissory Note, dated March 31, 2002, issued by David I.
                  Brunson in favor of North Atlantic Trading Company, Inc.
                  (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.33      --     Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's
                  Quarterly Report on 10-Q for the fiscal quarter ended June 30,
                  2002).


                                  Exhibit - 8

10.34      --     Secured Promissory Note, dated March 31, 2002, issued by Helms
                  Management Corp. in favor of North Atlantic Trading Company,
                  Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35      --     Secured Promissory Note, dated March 31, 2002, issued by
                  Thomas F. Helms, Jr. in favor of North Atlantic Trading
                  Company, Inc. (incorporated herein by reference to Exhibit
                  10.4 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.36      --     Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North
                  Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.37++    --     Amendment, dated November 25, 2002, to the Amended and
                  Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I.
                  Brunson (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.38++    --     Employment Agreement dated as of November 21, 2002, between
                  North Atlantic Trading Company, Inc. and James W. Dobbins
                  (incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39      --     Transfer Agreement, dated as of December 30, 2002, by and
                  among Arnold Sheiffer, The Cleveland Clinic Foundation, North
                  Atlantic Trading Company, Inc., and Thomas F. Helms, Jr.
                  (incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40      --     Transfer Agreement, dated as of December 30, 2002, by and
                  among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund,
                  North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr.
                  (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41++    --     2002 Share Incentive Plan (incorporated herein by reference to
                  Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.42++    --     Letter Agreement, dated November 8, 2002, between North
                  Atlantic Trading Company, Inc. and Marketing Solutions USA
                  (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).


                                  Exhibit - 9

10.43++    --     Letter Agreement, dated September 30, 2002, between North
                  Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.44 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2002).

10.44      --     2003A Amendment to Loan Documents, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National
                  Tobacco Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment
                  Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.45      --     Subordination Agreement, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco
                  Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment
                  Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.46      --     2003B Amendment to Loan Documents dated as of November 17,
                  2003, among North Atlantic Trading Company, Inc., National
                  Tobacco Company, L.P., North Atlantic Operating Company, Inc.,
                  National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales,
                  Inc. and Fred Stoker & Sons, Inc., the Banks defined therein,
                  Bank One, NA, as agent for the Banks ("Agent Bank"), the Class
                  B Lenders as defined therein and Guggenheim Investment
                  Management, LLC, as agent for Class B Lenders ("Class B Loan
                  Agent") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November
                  24, 2003).

10.47      --     Amended and Restated Subordination Agreement dated as of
                  November 17, 2003, by and among North Atlantic Trading
                  Company, Inc., National Tobacco Company, L.P., North Atlantic
                  Operating Company, Inc., National Tobacco Finance Corporation,
                  Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class
                  B Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.48      --     Second Amendment to Mortgage, Security Agreement, Assignment
                  of Leases, Rents and Profits, Financing Statement and Fixture
                  Filing, dated as of November 17, 2003, among Bank One, NA (as
                  "Agent Bank" and "Mortgagee" for the benefit of the Banks as defined in the 2003B Amendment to Loan Agreement) and National
                  Tobacco Company, L.P. (the "Mortgagor") (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current
                  Report on Form 8-K filed on November 24, 2003).


                                  Exhibit - 10

10.49      --     Assignment of Security Interest in the United States
                  Trademarks, dated November 17, 2003, issued by Stoker, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.50      --     Assignment of Security Interest in the United States
                  Trademarks, dated November 17, 2003, issued by Fred Stoker &
                  Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.51      --     2003C Amendment to Loan Documents dated as of December 23,
                  2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B Lenders as defined therein, Guggenheim Investment Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading
                  Company, Inc. and the Subsidiaries as defined therein
                  (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 24,
                  2003).

10.52++*   --     Employment Agreement, dated December 1, 2003, between Lawrence
                  S. Wexler and North Atlantic Cigarette Company, Inc.

10.53*     --     Assignment and Assumption Agreement, dated as of February 9,
                  2004, between North Atlantic Trading Company, Inc. and North
                  Atlantic Holding Company, Inc.

21*        --     Subsidiaries of North Atlantic Trading Company, Inc.

31.1*      --     Certification of Chief Executive Officer

31.2*      --     Certification of Chief Financial Officer

32.1*      --     Certification by the Chief Executive Officer pursuant to 18
                  U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*      --     Certification by the Chief Financial Officer pursuant to 18
                  U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).


      *     Filed herewith.

      + Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

      ++    Management contracts or compensatory plan or arrangement.




                                  Exhibit - 11