Form 10-Q
period 2004-09-30
NORTH ATLANTIC TRADING CO INC
filed 2004-11-15
CIK 1042787

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2004 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10 shares of common stock, $.01 par value, as of November 12, 2004.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                              September 30,                  December 31,
                                                                                  2004                           2003
                                                                                  ----                           ----
Current assets:
Cash                                                                                  $ 9,286                          $ 304
Accounts receivable, net                                                               10,208                         10,384
Inventories                                                                            43,181                         42,257
Income taxes receivable                                                                     -                            910
Other current assets                                                                   10,669                          3,594
                                                                            ------------------             ------------------

Total current assets                                                                   73,344                         57,449

Property, plant and equipment, net                                                      8,952                          8,310

Deferred income taxes                                                                  20,602                         22,549

Deferred financing costs                                                                9,750                          5,163

Goodwill                                                                              128,945                        128,659

Other intangible assets                                                                10,403                         10,851

Other assets                                                                           15,152                         10,663
                                                                            ------------------             ------------------

Total assets                                                                        $ 267,148                      $ 243,644
                                                                            ==================             ==================

Current liabilities:
Accounts payable                                                                      $ 2,287                        $ 5,275
Accrued expenses                                                                        6,009                          6,796
Deferred income taxes                                                                   4,654                          4,654
Revolving credit facility                                                                   -                          6,300
                                                                            ------------------             ------------------

Total current liabilities                                                              12,950                         23,025

Senior notes and long-term debt                                                       200,000                        185,686
Senior revolving credit facility                                                       34,800                              -
Deferred income taxes                                                                     870                          1,141
Postretirement benefits                                                                 7,071                          9,333
Pension benefits and other long-term liabilities                                        4,118                          5,946
                                                                            ------------------             ------------------

Total liabilities                                                                     259,809                        225,131
                                                                            ------------------             ------------------

Preferred Stock, (mandatory redemption value of $0 and
$65,080, respectively)                                                                      -                         65,080
                                                                            ------------------             ------------------

Stockholders' Equity:
Common stock, voting, $.01 par value authorized shares, 10; issued and outstanding shares, 10 in 2004; voting, $.01 par value authorized shares,
750,000; issued and outstanding shares, 528,241 in 2003                                     -                              5
Additional paid-in capital                                                             64,095                          9,663
Receivable from parent                                                                 (2,493)                             -
Loans to stockholders for stock purchase                                                  (98)                          (168)
Accumulated other comprehensive income (loss)                                          (1,229)                        (1,229)
Accumulated deficit                                                                   (52,936)                       (54,838)
                                                                            ------------------             ------------------

Total stockholders' equity (deficit)                                                    7,339                        (46,567)
                                                                            ------------------             ------------------

Total liabilities and stockholders' deficit                                         $ 267,148                      $ 243,644
                                                                            ==================             ==================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

                                                                    Three months                         Three months
                                                                        Ended                               Ended
                                                                 September 30, 2004                   September 30, 2003
                                                               ------------------------             -----------------------
Net sales                                                                     $ 30,741                            $ 28,718

Cost of sales                                                                   13,775                              11,836
                                                               ------------------------             -----------------------

Gross profit                                                                    16,966                              16,882

Selling, general and administrative expenses                                     5,666                               7,886
                                                               ------------------------             -----------------------

Operating income (loss)                                                         11,300                               8,996

Interest expense and financing costs, net                                        5,279                               4,817
Other expense (income)                                                          (5,550)                                839
                                                               ------------------------             -----------------------

Income (loss) before income tax expense (benefit)                               11,571                               3,340

Income tax expense (benefit)                                                     4,397                               1,269
                                                               ------------------------             -----------------------

Net income (loss)                                                                7,174                               2,071

Preferred stock dividends                                                            -                              (1,839)
                                                               ------------------------             -----------------------

Net income (loss) applicable to common shares                                  $ 7,174                               $ 232
                                                               ========================             =======================


Basic earnings per common share:
Net income (loss)                                                         $ 717,400.00                              $ 3.92

Preferred stock dividends                                                            -                               (3.48)
                                                               ------------------------             -----------------------

Net income (loss) applicable to common shares                             $ 717,400.00                              $ 0.44
                                                               ========================             =======================


Diluted earnings per common share:
Net income (loss)                                                         $ 717,400.00                              $ 3.36

Preferred stock dividends                                                            -                               (2.98)
                                                               ------------------------             -----------------------

Net income (loss) applicable to common shares                             $ 717,400.00                              $ 0.38
                                                               ========================             =======================



Weighted average common shares outstanding:
Basic                                                                              .01                               528.2
Diluted                                                                            .01                               616.8

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

                                                                     Nine months                         Nine months
                                                                        Ended                               Ended
                                                                 September 30, 2004                   September 30, 2003
                                                               ------------------------             -----------------------
Net sales                                                                     $ 90,053                            $ 73,218

Cost of sales                                                                   43,094                              32,290
                                                               ------------------------             -----------------------

Gross profit                                                                    46,959                              40,928

Selling, general and administrative expenses                                    27,032                              22,352
                                                               ------------------------             -----------------------

Operating income (loss)                                                         19,927                              18,576

Interest expense and financing costs, net                                       19,294                              14,130
Other expense                                                                   (5,037)                             22,857
                                                               ------------------------             -----------------------

Income (loss) before income tax expense (benefit)                                5,670                             (18,411)

Income tax expense (benefit)                                                     2,155                              (6,996)
                                                               ------------------------             -----------------------

Net income (loss)                                                                3,515                             (11,415)

Preferred stock dividends                                                       (1,613)                             (5,339)
                                                               ------------------------             -----------------------

Net income (loss) applicable to common shares                                  $ 1,902                           $ (16,754)
                                                               ========================             =======================

Basic and Diluted earnings per common share:
Net income (loss)                                                              $ 45.24                            $ (21.61)

Preferred stock dividends                                                       (20.76)                             (10.11)
                                                               ------------------------             -----------------------

Net income (loss) applicable to common shares                                  $ 24.48                            $ (31.72)
                                                               ========================             =======================

Basic and Diluted earnings per common share:
Net income (loss)                                                              $ 33.44                            $ (21.61)

Preferred stock dividends                                                       (15.35)                             (10.11)
                                                               ------------------------             -----------------------

Net income (loss) applicable to common shares                                  $ 18.10                            $ (31.72)
                                                               ========================             =======================


Weighted average common shares outstanding:
Basic                                                                             77.7                               528.2
Diluted                                                                          105.1                               528.2


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                        Nine months                         Nine months
                                                                           Ended                               Ended
                                                                    September 30, 2004                   September 30, 2003
                                                                  ------------------------             -----------------------
Cash flows from operating activities:
Net income (loss)                                                                 $ 3,515                           $ (11,415)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation                                                                          646                                 375
Amortization of other intangible assets                                               448                                   -
Amortization of deferred financing costs                                            1,270                               1,039
Deferred income taxes                                                               1,676                              (7,002)
Changes in operating assets and liabilities:
Accounts receivable, net                                                              176                              (1,594)
Inventories                                                                          (924)                             (1,556)
Other current assets                                                               (6,165)                             (1,044)
Other assets                                                                       (4,489)                               (868)
Accounts payable                                                                   (2,988)                                 81
Accrued expenses and other                                                           (327)                              4,594
Other long-term liabilities                                                        (4,090)                               (357)
                                                                  ------------------------             -----------------------

Net cash provided by (used in) operating activities                               (11,252)                            (17,747)
                                                                  ------------------------             -----------------------

Cash flows from investing activities:
Capital expenditures                                                               (1,288)                             (1,321)
                                                                  ------------------------             -----------------------

Net cash provided by (used in) investing activities                                (1,288)                             (1,321)
                                                                  ------------------------             -----------------------

Cash flows from financing activities:
Capital contribution from parent                                                   53,751                                   -
Proceeds from revolving credit facility                                            28,500                              (1,000)
Proceeds from issuance of new senior notes                                        200,000                                   -
Payment of old senior notes                                                      (155,000)                                  -
Payment of financing costs                                                         (5,857)                                  -
Payments on notes payable                                                         (30,686)                                  -
Redemption of preferred stock                                                     (65,080)                                  -
Preferred stock cash dividends                                                     (1,613)                                  -
Receivable from parent                                                             (2,493)                                  -
Senior Secured Term Loan                                                                -                              19,000
Other                                                                                   -                                 297
                                                                  ------------------------             -----------------------

Net cash provided by (used in) financing activities                                21,522                              18,297
                                                                  ------------------------             -----------------------

Net increase (decrease) in cash                                                     8,982                                (771)

Cash, beginning of period                                                             304                                 805
                                                                  ------------------------             -----------------------

Cash, end of period                                                               $ 9,286                                $ 34
                                                                  ========================             =======================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in North Atlantic Trading Company, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003 and its subsequent reports on Form 10-Q for the periods ended March 31 and June 30, 2004.

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

Subsequently, the Parent issued 49,523 shares of NAHC Common Stock upon the exercise of certain warrants pursuant to a Warrant Agreement (the "Warrant Agreement"), dated June 25, 1997, between the Parent (as assignee to the Company's rights and obligations under the Warrant Agreement) and The Bank of New York, as warrant agent (as successor to the United States Trust Company of New York). As of September 30, 2004, (i) 588,758 shares of NAHC Common Stock were issued and outstanding; and (ii) ten (10) shares of Company Common Stock were issued and outstanding.


2.  RECAPITALIZATION AND REORGANIZATION:

On February 9, 2004, the Company consummated its general corporate reorganization in which the Company became a wholly-owned subsidiary to the Parent. On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock and the Parent issued senior discount notes in conjunction with the refinancing The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by the Company (the "New Senior Notes"), (2) entering into an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to the Company (the "Senior Revolving Credit Facility") and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Parent (the "Parent Notes"). Both the senior notes and the senior discount notes were offered pursuant to Rule l44A and Regulation S under the Securities Act of 1933, as amended.

Concurrently with the closing of the refinancing, the Company also called for the redemption all of its outstanding 11% senior notes due 2004 (the "Old Senior Notes"), in accordance with the terms of the indenture governing such notes, at the applicable redemption price of 100.0% of the principal amount thereof, plus interest accrued to the redemption date of April 2, 2004. At December 31, 2003, the Company had outstanding $155.0 million aggregate principal amount of its 11% senior notes due 2004.

The proceeds from the offering of the New Senior Notes, along with borrowings under the Senior Revolving Credit Facility (see Notes 5 and 6) and the proceeds from the concurrent offering of the Parent Notes were used to (1) repay $36.6 million in outstanding borrowings under the existing senior credit facility (the "Old Senior Credit Facility"), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc. (see Note 11), (2) redeem the Old Senior Notes, (3) redeem the Company's existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $5.0 million pro rata distribution to stockholders of Parent and make a distribution to certain holders of warrants of Parent, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $0.9 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively, and $2.6 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. As of September 30, 2004 and December 31, 2003, the Company has recorded as an Other non-current asset approximately $12.8 million and $8.3 million, respectively. The approximate $12.8 million, as of September 30, 2004, contains approximately $3.3 million related to the projected deposit for 2004 sales, which will be deposited April 15, 2005.

COMPREHENSIVE INCOME: The Company's Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is equal to the Company's Net income
(loss) for the respective periods.


4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for approximately 90% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The impact of LIFO resulted in increased operating income of the Company by approximately $0.9 million and in decreased operating income by approximately $0.1 million for the three months ended September 30, 2004 and 2003, respectively; and increased operating income of the Company by $0.5 million and increased the operating loss by approximately $0.4 million for the nine months ended September 30, 2004 and 2003, respectively.

The components of inventories are as follows (in thousands):

                                                 9/30/04            12/31/03
                                         ----------------     ---------------
Raw materials and work in process                $ 4,930             $ 5,996
Leaf tobacco                                       8,423               8,274
Finished goods - loose leaf tobacco                4,594               6,018
Finished goods - MYO products                      8,494               6,323
Other                                              1,969               1,350
                                         ----------------     ---------------

                                                  28,410              27,961
LIFO reserve                                      14,771              14,296
                                         ----------------     ---------------
                                                $ 43,181            $ 42,257
                                         ================     ===============

5. SENIOR NOTES AND LONG-TERM DEBT

The senior notes and long-term debt are as follows (in thousands):


                                                   9/30/04            12/31/03
                                           ----------------    ----------------
New Senior Notes                                 $ 200,000                 $ -
Senior Revolving Credit Facility                    34,800                   -
Old Senior Notes                                         -             155,000
Notes payable                                            -              30,686
                                           ----------------    ----------------
                                                 $ 234,800           $ 185,686
                                           ================    ================


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

On and after March 1, 2008, the New Senior Notes will be redeemable, at the Company's option, subject to meeting certain requirements in the New Credit Agreement (as defined in Note 6 below), in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


           YEAR                                  REDEMPTION PRICE
           ----                                  ----------------

           2008                                       104.625%
           2009                                       102.313%
           2010 and thereafter                        100.000%


In addition, prior to March 1, 2008, the Company may redeem the New Senior Notes, subject to meeting certain requirements in the New Credit Agreement, at its option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the New Senior Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Further, at any time prior to March 1, 2007, the Company may, at its option, subject to meeting certain requirements in the New Credit Agreement, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by Parent or the Company, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes issued under the Indenture remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 60 days after the consummation of any such equity offering.

Concurrently with the offering of the New Senior Notes, Parent issued $97.0 million aggregate amount at maturity of the Parent Notes. Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to the Company. The Parent Notes are Parent's senior obligations and are unsecured. The Parent Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company's and its subsidiaries' obligations, including the New Senior Notes and the Senior Revolving Credit Facility. Parent is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Parent Notes.

Parent is dependent on the Company's cash flows to service its debt. The amount of cash interest to be paid by the Parent during the next five years is as follows: $0 in each of 2004, 2005, 2006, 2007 and March 1, 2008; $5,941 payable on September 1, 2008 and $5,941 payable on each of March 1 and September 1 thereafter until maturity.

The receivable from Parent of approximately $2.5 million at September 30, 2004, relates principally to the assumption of certain obligations, including warrants and stock options referred to above, net of deferred financing costs transferred to Parent.


6. REVOLVING CREDIT FACILITY

In connection with the refinancing, the Company also amended and restated its Old Senior Credit Facility, entering into the new Senior Revolving Credit Facility of $50.0 million (reducing to $40.0 million in August 2005) with Bank One, N.A., as agent (the "Agent Bank"), and LaSalle Bank, National Association. The credit agreement (the "New Credit Agreement") governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. The Company intends to use the Senior Revolving Credit Facility for working capital and general corporate purposes. As of September 30, 2004, the Company had borrowed $34.8 million under the Senior Revolving Credit Facility. As of December 31, 2003, the Company had borrowed $6.3 million under the Old Senior Credit Facility.

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

Each advance under the New Credit Agreement will bear interest at variable rates plus applicable margins, based, at the Company's option, on either the prime rate or LIBOR. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, the Company will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt. As of September 30, 2004, the weighted average interest rate on borrowings under the New Credit Agreement was approximately 4.8%.

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

The Company satisfied the minimum consolidated Adjusted EBITDA financial covenant test for the nine months ending September 30, 2004.

Looking forward, due to the lower than anticipated operating performance of the Company's core businesses, increased expenses resulting from the Company's decision to proceed more quickly with developmental activities relating to Zig-Zag Premium Cigarettes and the Company's decision to proceed more slowly with the integration of the operations of Stoker, Inc. (acquired in November
2003) with a view toward achieving greater overall cost savings, the Company currently anticipates that it will not likely meet the fixed charge coverage ratio test contained in the New Credit Agreement for the rolling three-month periods ended March 31 and June 30, 2005. The Company is currently engaged in discussions with the lenders under the New Credit Agreement with a view towards amending the fixed charge coverage ratio test in order to enable the Company to remain in compliance therewith. Although there can be no assurance, the Company believes that it will be able to negotiate such an amendment on terms reasonably acceptable to the Company. However, if such an amendment or waiver is not able to be obtained and the covenant is breached, then the Company would be in default under the New Credit Agreement and the lenders thereunder would have the right to accelerate payment of all obligations thereunder. Such an acceleration would also trigger an event of default under the indentures governing the Senior Notes and the Parent Notes. In the case of both the Senior Notes and the Parent Notes, the trustee or the holders of at least 25% in principal amount at maturity of such notes would have the right, following an event of default, to declare the obligations thereunder, including accrued and unpaid interest, to be due and payable immediately. In the event of an acceleration of its obligations under either the New Credit Agreement or Senior Notes, the Company would not be able to satisfy its obligations and would likely be required to seek protection from its creditors under applicable laws.


7. PROVISION FOR INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2004 and September 30, 2003 was computed based on the estimated annual effective income tax rate of 38.0%.


8. PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the nine months ended September 30 are as follows (in thousands):

                                                   PENSION BENEFITS                           OTHER BENEFITS
                                       -------------------------------------    -------------------------------------------
                                             2004                 2003                 2004                    2003
                                       -----------------     ---------------    --------------------     ------------------
Service cost                                      $ 221               $ 414                $ (2,481)                 $ 168
Interest cost                                       587                 603                     134                    187
Expected return of plan assets                     (711)               (442)                      -                      -
Amortization of net (gain) loss                      91                  63                     204                     95
                                       -----------------     ---------------    --------------------     ------------------
Net periodic pension cost                         $ 188               $ 638                $ (2,143)                 $ 450
                                       =================     ===============    ====================     ==================

Effective December 31, 2003, the Company froze the defined benefit retirement plan for its salaried employees. Effective June 30, 2004 and July 31, 2004, the Company also froze the defined benefit retirement plan for the respective hourly employees of its three collective bargaining units.

Effective September 30, 2004, the Company terminated its postretirement benefit plan for its salaried employees. Accordingly, the Company recognized a reduction in the postretirement benefit plan liability of $2,856. The Company had previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $500 to its postretirement plan in 2004 for the payment of benefits. Plan contributions and benefits have amounted to $455 for the nine months ended September 30, 2004. Based upon the above decision, management believes that any future contribution will not be material.

9. RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
   (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------
                                                        Income                Shares                Per Share
                                                     (Numerator)           (Denominator)              Amount
                                                   -----------------     ------------------     -------------------
Basic:
Net income                                                    7,174
                                                   -----------------

Net income applicable to common shares                      $ 7,174                    .01             $717,400.00
                                                   =================     ==================     ===================


Diluted:
Net income                                                    7,174
                                                   -----------------

Net income applicable to common shares                      $ 7,174                    .01             $717,400.00
                                                   =================     ==================     ===================




THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------
                                                        Income                 Shares                Per Share
                                                     (Numerator)           (Denominator)               Amount
                                                   -----------------     -------------------     -------------------
Basic:
Net income                                                  $ 2,071
Less: preferred stock dividends                              (1,839)
                                                   -----------------

Net income applicable to common shares                        $ 232                   528.2                  $ 0.44
                                                   =================     ===================     ===================


Diluted:
Net income                                                  $ 2,071
Less: preferred stock dividends                              (1,839)
                                                   -----------------

Net income applicable to common shares                        $ 232                   616.8                  $ 0.38
                                                   =================     ===================     ===================




NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------
                                                        Income                 Shares                Per Share
                                                     (Numerator)           (Denominator)               Amount
                                                   -----------------     -------------------     -------------------
Basic:
Net income                                                  $ 3,515
Less: preferred stock dividends                              (1,613)
                                                   -----------------

Net income applicable to common shares                      $ 1,902                    77.7                 $ 24.48
                                                   =================     ===================     ===================


Diluted:
Net income                                                  $ 3,515
Less: preferred stock dividends                              (1,613)
                                                   -----------------

Net income applicable to common shares                      $ 1,902                   105.1                 $ 18.10
                                                   =================     ===================     ===================


NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------
                                                        Income                 Shares                Per Share
                                                     (Numerator)           (Denominator)               Amount
                                                   -----------------     -------------------     -------------------
Basic and diluted:
Net loss                                                  $ (11,415)
Less: preferred stock dividends                              (5,339)
                                                   -----------------

Net loss applicable to common shares                      $ (16,754)                  528.2                $ (31.72)
                                                   =================     ===================     ===================

On February 9, 2004, in connection with the Merger, all the common shares of the Company were cancelled. Immediately after the Merger, ten (10) shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.

The earnings per share calculations are based on the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalent shares from warrants representing 63,490 shares were excluded from the computations for the nine months ended September 30, 2003 and common stock equivalent shares from stock options representing 95,300 shares were excluded from the computations for the nine months ended September 30, 2003, as their effects are antidilutive. There were no warrants or options outstanding at September 30, 2004.


10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries as amended by FASB Staff Position 150-3, has been deferred, for an indefinite period. The provisions of SFAS 150 relating to all other financial instruments apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 is delayed for nonpublic companies with fiscal periods beginning after December 15, 2003. In accordance with the foregoing, the Company does not anticipate any impact from the adoption of SFAS 150 on its financial statements.

In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46 is required for interest in special-purpose entities for years ending after December 15, 2003. Currently, the Company has no special-purpose entities. Application of FIN 46 is required for all other types of VIEs effective January 1, 2005. Although the Company does not expect FIN 46 to have a material impact on the Company's financial condition or results of operations, it is continuing to evaluate this complex interpretation.

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

The Company has not yet determined whether the prescription drug benefits provided under the postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. The reported net periodic benefit costs of the postretirement plan in the accompanying Financial Statements and Notes to the Financial Statements do not reflect the effect of the Act. Adoption of FSP 106-2 could require revisions to previously reported information. While the Company may be eligible for benefits under the Act based on the prescription drug benefits provided in the postretirement plan, the Company does not believe such benefits will have a material impact on the Financial Statements.

In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of the Act, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, it is the Company's current opinion that the impact of any change presently under discussion due to the accounting for the federal subsidy would be immaterial.

In accordance with the enactment of the American Job Creation Act of 2004, FASB has not issued its final statement regarding the accounting treatment. FASB expects its statement to be finalized in early December 2004. The Company will evaluate the impact on its financial statements upon issuance of the final statement by FASB.


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

On June 15, 2004, the Company announced plans to cease manufacturing operations at the Stoker facility in Dresden, Tennessee and consolidate the production into the Company's current operations in Louisville, Kentucky. In connection with this consolidation, the Company plans to terminate approximately 85 employee positions currently located at Stoker during the fourth quarter of 2004. In connection therewith, severance costs of approximately $0.1 million have been accrued. With the consolidation of manufacturing facilities, the Company is expanding its manufacturing at the Louisville facility, including the relocation of certain equipment from Dresden to Louisville. The Company has also accrued approximately $0.3 million relating to the removal and temporary storage of certain Stoker equipment. The above noted costs have been included in the purchase price allocated to the Stoker acquisition resulting in an increase to goodwill of $0.3 million, net of deferred taxes.


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

On January 8, 2004, the Company appealed the final judgment, including the finding of liability in this case as well as the amount of the award. On January 22, 2004, Republic filed a general notice of cross appeal and argued in its appellate briefs that the judgment should be affirmed and also asserted, in its cross-appeal, that the original judgment should be reinstated despite its acceptance of the District Court's order reducing the judgment amount.

On September 1, 2004, the Court of Appeals issued its ruling affirming the finding of liability against the Company for defamation, but reducing the amount of the damage award to $3.0 million. The Court of Appeals also affirmed the dismissal of the Company's antitrust claim against Republic and the dismissal of Republic's motion to re-instate the original jury award of $18.8 million. As a result of these rulings, in October 2004 the Company received approximately $4.5 million relating to the cash bond it had posted with the Court in 2003. This amount was included in Other income as of September 30, 2004.

The Company has also applied to the Court of Appeals for an order awarding the Company approximately $1.0 million for the difference in the expense of the original bond of $18.8 million and the subsequent reduced bond of $7.0 million, on the one hand, and the lesser expense the Company would have incurred to bond the final $3.0 million judgment, on the other hand. That motion has been fully briefed and the parties are waiting for the Court to rule.

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

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to the Company for the damages incurred by the Company as a result of the Import Warehouse Defendants' civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. After the Company and Bollore commenced collection proceedings, Import Warehouse paid the Company and Bollore an amount equal to the entire judgment plus the expenses incurred in collection. Accordingly, approximately $1.2 million has been recorded in Other income as of September 30, 2004. The Import Warehouse Defendants filed a notice of appeal on July 24, 2004. No briefing schedule has been established.

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

The claims against NTC in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts. The complaints in the West Virginia cases request unspecified compensatory and punitive damages.

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

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating all corporate costs to each operating segment. Eliminations and Other includes the assets of the Company not assigned to segments and the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, certain non-cash charges and other income and expenses ("Adjusted EBITDA").

The table below presents financial information about reported segments for the three months and nine months ended September 30, 2004 and 2003, respectively (in thousands):

           FOR THE                                        MAKE              PREMIUM
     THREE MONTHS ENDED:            SMOKELESS             YOUR           MANUFACTURED          ELIMINATIONS
     SEPTEMBER 30, 2004              TOBACCO              OWN             CIGARETTES             AND OTHER             TOTAL
------------------------------   -----------------   ---------------  --------------------   ------------------   -----------------
Net sales                                $ 12,231          $ 18,244                  $ 42                $ 224            $ 30,741
Operating income                            4,293             8,158                (1,118)                 (33)             11,300
Adjusted EBITDA                             3,050             6,196                (1,077)                 (30)              8,139
Assets                                     71,514           285,572                 4,100              (94,038)            267,148

     SEPTEMBER 30, 2003
------------------------------

Net sales                                 $ 9,097          $ 19,595                  $ 26                  $ -            $ 28,718
Operating income                            3,075             7,498                (1,577)                   -               8,996
Adjusted EBITDA                             3,581             7,745                (1,577)                   -               9,749
Assets                                     64,785           264,761                 1,508             (106,260)            224,794



           FOR THE                                        MAKE              PREMIUM
     NINE MONTHS ENDED:             SMOKELESS             YOUR           MANUFACTURED          ELIMINATIONS
     SEPTEMBER 30, 2004              TOBACCO              OWN             CIGARETTES             AND OTHER             TOTAL
------------------------------   -----------------   ---------------  --------------------   ------------------   -----------------

Net sales                                $ 37,782          $ 51,307                 $ 165                $ 799            $ 90,053
Operating income                           10,174            13,431                (3,624)                 (54)             19,927
Adjusted EBITDA                            10,925            13,173                (3,518)                 (30)             20,550
Assets                                     71,514           285,572                 4,100              (94,038)            267,148

     SEPTEMBER 30, 2003
------------------------------

Net sales                                $ 26,715          $ 46,477                  $ 26                  $ -            $ 73,218
Operating income                            6,843            13,310                (1,577)                   -              18,576
Adjusted EBITDA                             8,466            13,857                (1,577)                   -              20,746
Assets                                     64,785           264,761                 1,508             (106,260)            224,794

The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDA for the three months and nine months ended September 30, 2004 and 2003, respectively (in thousands):

                                                            FOR THE THREE MONTHS ENDED:              FOR THE NINE MONTHS ENDED:
                                                                   SEPTEMBER 30                               SEPTEMBER 30
                                                       --------------------------------------    -----------------------------------
                                                             2004                 2003                2004               2003
                                                       -----------------     ----------------    ---------------    ----------------
Net income (loss)                                               $ 7,174              $ 2,071            $ 3,515            $(11,415)
Interest expense, net and amortization
of deferred financing fees                                        5,279                4,817             19,294              14,130
Income tax expense (benefit)                                      4,397                1,269              2,155              (6,996)
Depreciation                                                        217                  125                646                 375
Other expense                                                    (5,550)                 839             (5,037)             22,857
LIFO adjustment                                                    (925)                 (50)              (475)                400
Stock option compensation expense                                   100                  184                300                 307
Postretirement/pension expense                                   (2,553)                 494             (1,955)              1,088
Incentive payments in conjunction with reorganization                 -                    -              2,107                   -
                                                       -----------------     ----------------    ---------------    ----------------

Adjusted EBITDA                                                 $ 8,139              $ 9,749           $ 20,550         $ 20,746
                                                       =================     ================    ===============    ================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, a wholly-owned subsidiary of North Atlantic Holding Company, Inc. ("Parent"), competes, in three distinct markets: (1) the smokeless tobacco market; (2) the Make-Your-Own ("MYO") cigarette market; and (3) the premium manufactured cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector. The MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector. The Company's subsidiaries manufacture and market loose leaf chewing tobacco, import and distribute MYO premium cigarette papers, contract manufacture and market MYO cigarette tobaccos and related products, and contract manufacture and market premium manufactured cigarettes. To date, the Company's premium manufactured cigarette segment continues in its development phase and net sales of this segment has not been significant.


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales. Net sales for the three months ended September 30, 2004 were $30.7 million, an increase of $2.0 million or 7.0% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $3.1 million or 34.4% from the corresponding period of the prior year, with the Stoker acquisition (see Note 11 to the Consolidated Financial Statements contained herein) accounting for $3.9 million of such net sales. The volume of the Company's NTC brands declined 16.9% in net pounds and the acquired Stoker brands increased 6.7%, generating an aggregate reduction in net pounds of 8.1% for the period. Net sales were favorably impacted by two price increases of approximately 5% each on the Company's NTC brands, which were initiated in the third quarters of 2003 and 2004.

Net sales of the Company's MYO segment decreased $1.4 million or 7.1% in comparison to the corresponding period of the prior year despite a $2.0 million gain due to the Stoker acquisition. Within the MYO segment, premium cigarette paper sales decreased $2.3 million or 15.3% from the corresponding period of the prior year due to a reduction in promotional activity in the third quarter of 2004 as the Company focused on maintaining prices to enhance its longer term profitability of this mature sector. The MYO cigarette tobaccos and related product sales increased $0.9 million or 19.6% in comparison to the corresponding period of the prior year, with the Stoker acquisition accounting for $2.0 million of such net sales. Despite this overall net sales increase, aggregate volume in net pounds declined 15.0% due to increased competition coupled with associated price reductions or discounting, which the Company chose not to fully match.

Gross Profit. Gross profit for the three months ended September 30, 2004 totaled $17.0 million, an increase of $0.1 million or 0.6% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment increased $0.8 million or 15.1% from the corresponding period of the prior year due to increased sales associated with the Stoker acquisition. Gross margin for this segment decreased to 49.6% of net sales for the current period from 58.2% in the corresponding period of the prior year due principally to greater sales of lower margin Stoker products coupled with higher manufacturing costs per case, both of which were partially offset by the Company's two price increases on NTC's brands of approximately 5% each.

Gross profit of the MYO segment for the current period decreased $0.7 million or 6.0% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 59.9% of net sales for the current period in comparison to 59.2% for the corresponding period of the prior year. This increase in gross margin was due principally to a favorable impact on cost of goods sold due to the LIFO inventory adjustment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended September 30, 2004 were $5.7 million, a decrease of $2.2 million or 27.8% in comparison to the corresponding period of the prior year. Of this decrease, $2.9 million resulted from the termination of the post-retirement benefit plan for salaried employees, $0.8 million to reduced compensation accruals and $0.4 million to a reduction in health care cost accruals, all of which were partially offset by increased expenses of $1.1 million related to the continuing development of the premium manufactured cigarette segment and by $0.9 million in expenses relating to the integration of Stoker's operations, which were acquired on November 17, 2003.

Interest Expense and Amortization of Financing Costs. Interest expense and financing costs increased $0.5 million or 9.6% to $5.3 million for the three months ended September 30, 2004 as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding indebtedness resulting from the recapitalization and reorganization consummated in February 2004, as more fully described in Note 2 to the Financial Statements contained herein.

Other Income (Expense). Other income of $5.6 million for the three months ended September 30, 2004 resulted from recoveries relating to the Illinois Complaint described in Note 13 to the Financial Statements contained herein and recoveries associated with counterfeiting litigation (as also described in Note 13). The expense of $0.8 million for the three months ended September 30, 2003 related to funding costs of the judgment bond associated with the Illinois Complaint.

Income Tax Benefit (Expense). Income tax expense was $4.4 million for the three months ended September 30, 2004 compared to $1.3 million for the corresponding period of the prior year due to the higher operating results in 2004. The effective income tax rate used for both periods was 38.0%.

Net Income (Loss). Due to the factors described above, net income for the three months ended September 30, 2004 was $7.2 million compared to $2.1 million for the corresponding period of the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales. Net sales for the nine months ended September 30, 2004 were $90.0 million, an increase of $16.8 million or 23.0% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $11.1 million or 41.6% from the corresponding period of the prior year, with the Stoker acquisition accounting for $11.3 million of such net sales. The impact of an 8.1% volume decline in net pounds of NTC's brands in the Company's smokeless tobacco segment was partially offset by an 8.9% volume gain in net pounds of Stoker brands and by the two price increases on the Company's NTC brands described above.

Net sales of the Company's MYO segment increased $4.8 million or 10.3% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales decreased $0.2 million or 0.6% from the corresponding period of the prior year due to a reduction in promotional activity and a focus on maintaining prices to enhance the longer-term profitability. The MYO cigarette tobacco and related products net sales increased by $5.0 million or 40.3% in comparison to the corresponding period of the prior year, with the Stoker acquisition accounting for $5.8 million of such net sales.

Gross Profit. Gross profit for the nine months ended September 30, 2004 totaled $46.9 million, an increase of $6.0 million or 14.7% from the corresponding period of the prior year due to the increase in net sales described above.

Gross profit of the smokeless tobacco segment increased $3.8 million or 26.6% from the corresponding period of the prior year due principally to the Stoker acquisition. Gross margin for this segment decreased 5.7% to 47.9% of net sales for the current period from the corresponding period of the prior year due principally to greater sales of lower margin Stoker products coupled with higher manufacturing costs per case which, together, were partially offset by the Company's two price increases on NTC's brands of approximately 5% each, which occurred in the third quarters of 2003 and 2004.

Gross profit of the MYO segment for the current period increased $2.1 million or 7.9%, compared to the corresponding period of the prior year due primarily to the increase in net sales associated with the Stoker acquisition. The gross margin of the MYO segment decreased 1.3% to 55.9% of net sales for the current period in comparison to the corresponding period of the prior year. This reduction in gross margin was due principally to additional sales of the relatively lower margin Stoker MYO cigarette tobacco and related products coupled with higher manufacturing costs per case and, to a lesser extent, a stronger Euro in comparison to the U.S. dollar.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2004 were $27.0 million, an increase of $4.7 million or 21.1% compared to the corresponding period of the prior year. Of this increase, $2.1 million was attributable to the continuing investment in the development of the premium manufactured cigarette segment, $2.1 to employee incentive payments made in connection with the recapitalization and reorganization, $2.8 million relating to the integration of Stoker's operations which were acquired on November 17, 2003 and $0.3 million for employee recruitment costs, all of which were partially offset by the $2.9 million benefit due to the termination of the post-retirement benefit plan for salaried employees.

Interest Expense and Amortization of Financing Costs. Interest expense and financing costs were $19.3 million, an increase of $5.2 million or 36.5% for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year. This increase was due principally to higher weighted average outstanding indebtedness resulting from the previously detailed recapitalization and reorganization.

Other Income (Expense). Other income of $5.0 million for the nine months ended September 30, 2004 were attributable to recoveries relating to the Illinois Complaint and to recoveries and awards associated with counterfeiting litigation. Other expenses of $22.9 million for the nine months ended September 30, 2003 were due to the costs of $2.9 million associated with the termination of the Star Cigarette Asset Purchase Agreement (see Note 12 to the Consolidated Financial Statements contained herein) and to the incurrence of $18.8 million in costs associated with the bonding of the verdict in the Illinois Complaint.

Income Tax Expense (Benefit). Income tax expense was $2.1 million for the nine months ended September 30, 2004 compared to a benefit of $7.0 million for the corresponding period of the prior year due primarily to the other income of $5.0 million, described above. The effective income tax rate for both periods was 38.0%.

Net Income (Loss). Due to the factors described above, the net income for the nine months ended September 30, 2004 was $3.5 million compared to a net loss of $11.4 million for the corresponding period of the prior year.


                       LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2004, working capital was $60.4 million compared to $34.4 million at December 31, 2003. The higher working capital position was the result of higher cash balances and increased other current assets relating to recoveries in connection with the Illinois verdict (see Note 13 to the Financial Statements contained herein) and to recoveries associated with the counterfeiting litigation (also see Note 13) and the refinancing of the revolving credit facility (see Note 6 to the Financial Statements contained herein), which were partially offset by lower accounts payable and accrued expenses.

As more fully discussed below (under "Senior Revolving Credit Facility/New Credit Agreement") and in Note 6 to the Consolidated Financial Statements contained in Item 1 of this report, the Company anticipates that it will not likely meet its fixed charge ratio requirement under the New Credit Agreement (as defined below) for the rolling four quarter periods to end March 31 and June 30, 2005. The Company is engaged in discussions with the lenders under the New Credit Agreement with a view toward an amendment of the fixed charge coverage ratio requirement that would enable the Company to be in compliance therewith. Although there can be no assurance, the Company believes that it will be able to negotiate a satisfactory amendment. However, if a satisfactory amendment is not achieved and the covenant is not satisfied, the Company would be in default under the New Credit Agreement and the lenders thereunder would have the right to accelerate payment of all obligations thereunder. Such acceleration would also trigger an event of default under the indentures governing the Senior Notes (as defined in Note 2 to the Financial Statements contained herein) and the Parent Notes (as defined in Note 2 to the Financial Statements contained herein) and potential acceleration of the obligations thereunder. In the event of an acceleration of the obligations under either the New Credit Agreement or Senior Notes, the Company would not be able to satisfy its obligations and would likely be required to seek protection from its creditors under applicable laws.

The Company expects to be able to fund its seasonal working capital requirements through its operating cash flows and, if needed and subject to its ability to be in compliance with the New Credit Agreement, bank borrowings under the Senior Revolving Credit Facility (as defined in Note 2 to the Financial Statements contained herein). As of September 30, 2004, the Company had additional availability of $15.2 million under its committed $50.0 million Senior Revolving Credit Facility.

For the nine months ending September 30, 2004, capital expenditures totaled approximately $1.3 million. The Company believes that its capital expenditure requirements for 2004 will be approximately $6.0 million due to costs associated with the consolidation of its manufacturing locations, the purchasing of certain manufacturing equipment and the continuing investment in data and related systems.

The Company believes that it will be able to fund its capital expenditure requirements from operating cash flows and, if needed and subject to its ability to be in compliance with the New Credit Agreement, borrowings under the Senior Revolving Credit Facility, should be adequate to satisfy its reasonably foreseeable operating capital requirements.

On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of the New Senior Notes, (2) entering into the Senior Revolving Credit Facility, (3) the concurrent sale of the Parent Notes and (4) the repayment of $30.7 million in notes payable relating principally to the acquisition of Stoker, Inc. (see Note 11 to the Financial Statements contained herein).

NEW SENIOR NOTES

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

On and after March 1, 2008, the New Senior Notes will be redeemable, at the Company's option, subject to meeting certain requirements in the New Credit Agreement, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


           YEAR                                         REDEMPTION PRICE
           ----                                         ----------------

           2008                                              104.625%
           2009                                              102.313%
           2010 and thereafter                               100.000%

In addition, prior to March 1, 2008, the Company may redeem the New Senior Notes, at its option, subject to meeting certain requirements in the New Credit Agreement, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at a redemption price equal to 100% of the principal amount of the New Senior Notes redeemed plus a "make-whole" premium based on U.S. Treasury rates as of, and accrued and unpaid interest to, the applicable redemption date.

Further, at any time prior to March 1, 2007, the Company may, at its option, subject to meeting certain requirements in the New Credit Agreement, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by Parent or the Company, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes issued under the Indenture remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 60 days after the consummation of any such equity offering.

PARENT NOTES

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

SENIOR REVOLVING CREDIT FACILITY / NEW CREDIT AGREEMENT

In connection with the refinancing, the Company also amended and restated its existing credit facility, creating the new Senior Revolving Credit Facility of $50.0 million (reducing to $40.0 million in August 2005) with Bank One, N.A., as agent (the "Agent Bank"), and LaSalle Bank, National Association. The credit agreement (the "New Credit Agreement") governing the new Senior Revolving Credit Facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. The Company intends to use the Senior Revolving Credit Facility for working capital and general corporate purposes. As of September 30, 2004, the Company had borrowed $34.8 million under the Senior Revolving Credit Facility. As of December 31, 2003, the Company had borrowed $6.3 million under the prior revolving credit facility.

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

Each advance under the New Credit Agreement will bear interest at variable rates plus applicable margins, based, at the Company's option, on either the prime rate or LIBOR. The New Credit Agreement provides for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, the Company will not allow a Change in Control (as defined in the New Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt. As of September 30, 2004, the weighted average interest rate on borrowings under the New Credit Agreement was approximately 4.8%.

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

The receivable from Parent of approximately $2.5 million at September 30, 2004, relates principally to the assumption of certain obligations, including warrants and stock options, net of deferred financing costs transferred to Parent.

The Company satisfied the minimum consolidated Adjusted EBITDA financial covenant test for the nine months ending September 30, 2004.

Looking forward, due to the lower than anticipated operating performance of the Company's core businesses, increased expenses resulting from the Company's decision to proceed more quickly with developmental activities relating to Zig-Zag Premium Cigarettes and the Company's decision to proceed more slowly with the integration of the operations of Stoker, Inc. (acquired in November
2003) with a view toward achieving greater overall cost savings, the Company currently anticipates that it will not likely meet the fixed charge coverage ratio test contained in the New Credit Agreement for the rolling three-month periods ended March 31 and June 30, 2005. The Company is currently engaged in discussions with the lenders under the New Credit Agreement with a view towards amending the fixed charge coverage ratio test in order to enable the Company to remain in compliance therewith. Although there can be no assurance, the Company believes that it will be able to negotiate such an amendment on terms reasonably acceptable to the Company. However, if such an amendment or waiver is not able to be obtained and the covenant is breached, then the Company would be in default under the New Credit Agreement and the lenders thereunder would have the right to accelerate payment of all obligations thereunder. Such an acceleration would also trigger an event of default under the indentures governing the Senior Notes and the Parent Notes. In the case of both the Senior Notes and the Parent Notes, the trustee or the holders of at least 25% in principal amount at maturity of such notes would have the right, following an event of default, to declare the obligations thereunder, including accrued and unpaid interest, to be due and payable immediately. In the event of an acceleration of its obligations under either the New Credit Agreement or Senior Notes, the Company would not be able to satisfy its obligations and would likely be required to seek protection from its creditors under applicable laws.

CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Company's contractual cash obligations, excluding interest expenses, at September 30, 2004, after giving effect to the refinancing of the Company's existing debt and preferred stock (in thousands):

         CONTRACTUAL CASH                                       LESS                                                   AFTER
           OBLIGATIONS                     TOTAL            THAN 1 YEAR         1-3 YEARS         4-5 YEARS           5 YEARS
-----------------------------------   -----------------   -----------------   --------------    --------------    -----------------
New Senior Notes                             $ 200,000                 $ -              $ -               $ -            $ 200,000

Senior Revolving Credit Facility                34,800                   -           34,800                 -                    -

Operating leases                                 3,862                 760            1,161               614                1,327
                                      -----------------   -----------------   --------------    --------------    -----------------

                                             $ 238,662               $ 760          $35,961             $ 614            $ 201,327
                                      =================   =================   ==============    ==============    =================

The Company believes that its operating cash flows, together with the Senior Revolving Credit Facility, should be adequate to satisfy its reasonably foreseeable operating capital requirements. As indicated above, availability of the Senior Revolving Credit Facility will be subject to the Company's ability to be in compliance with the New Credit Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

On January 8, 2004, the Company appealed the final judgment, including the finding of liability in this case as well as the amount of the award. On January 22, 2004, Republic filed a general notice of cross appeal and argued in its appellate briefs that the judgment should be affirmed and also asserted, in its cross-appeal, that the original judgment should be reinstated despite its acceptance of the District Court's order reducing the judgment amount.

On September 1, 2004, the Court of Appeals issued its ruling affirming the finding of liability against the Company for defamation, but reducing the amount of the damage award to $3.0 million. The Court of Appeals also affirmed the dismissal of the Company's antitrust claim against Republic and the dismissal of Republic's motion to re-instate the original jury award of $18.8 million. As a result of these rulings, in October 2004 the Company received approximately $4.5 million relating to the cash bond it had posted with the Court in 2003. This amount was included in Other income as of September 30, 2004.

The Company has also applied to the Court of Appeals for an order awarding the Company approximately $1.0 million for the difference in the expense of the original bond of $18.8 million and the subsequent reduced bond of $7.0 million, on the one hand, and the lesser expense the Company would have incurred to bond the final $3.0 million judgment, on the other hand. That motion has been fully briefed and the parties are waiting for the Court to rule.

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

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to the Company for the damages incurred by the Company as a result of the Import Warehouse Defendants' civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. After the Company and Bollore commenced collection proceedings, Import Warehouse paid the Company and Bollore an amount equal to the entire judgment plus the expenses incurred in collection. Accordingly, approximately $1.2 million has been recorded in Other income as of September 30, 2004. The Import Warehouse Defendants filed a notice of appeal on July 24, 2004. No briefing schedule has been established.

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

The claims against NTC in the various consolidated West Virginia actions include negligence, strict liability, fraud in differing forms, conspiracy, breach of warranty and violations of the West Virginia consumer protection and antitrust acts. The complaints in the West Virginia cases request unspecified compensatory and punitive damages.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a.         Exhibits

           31.1 Certification by the Chief Executive Officer pursuant to rule 13-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification by the Chief Financial Officer pursuant to rule 13-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

           b.         Reports on Form 8-K.

           (i)        None

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NORTH ATLANTIC TRADING COMPANY, INC.


Date: November 15, 2004                /s/ Thomas F. Helms, Jr.
                                       ----------------------------------------
                                       Thomas F. Helms, Jr.
                                       Chief Executive Officer


                                       /s/ David I. Brunson
                                       ----------------------------------------
                                       David I. Brunson
                                       Chief Financial Officer