Form 10-Q
period 2005-06-30
NORTH ATLANTIC TRADING CO INC
filed 2005-08-15
CIK 1042787

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005 or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or ces) 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10 shares of common stock, $.01 par value, as of August 12, 2005.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                                         December 31,
                                                                                             2004
                                                                June 30,                 As Restated,
                                                                  2005                      Note 1
                                                                  ----                      ------
Current assets:
Cash                                                                $ 10,295                   $ 2,346
Accounts receivable, net                                               8,071                     7,839
Inventories                                                           35,169                    37,959
Other current assets                                                   5,131                     5,861
                                                             ----------------           ---------------

Total current assets                                                  58,666                    54,005

Property, plant and equipment, net                                    11,635                    10,771

Deferred financing costs, net                                         10,088                     9,407

Goodwill                                                             128,697                   128,697

Other intangible assets, net                                          10,073                    10,293

Other assets                                                          16,863                    15,526
                                                             ----------------           ---------------

Total assets                                                       $ 236,022                 $ 228,699
                                                             ================           ===============

Current liabilities:
Accounts payable                                                     $ 4,447                   $ 7,005
Accrued expenses                                                       7,571                     4,642
Accrued interest expense                                               6,314                     6,274
Deferred income taxes                                                  4,228                     4,801
Revolving credit facility                                                  -                    14,500
                                                             ----------------           ---------------

Total current liabilities                                             22,560                    37,222

Senior notes and long-term debt                                      200,000                   200,000
Term loan                                                             30,000                         -
Deferred income taxes                                                  5,581                     5,005
Postretirement benefits                                                6,049                     6,061
Pension benefits and other long-term liabilities                       3,394                     4,013
                                                             ----------------           ---------------

Total liabilities                                                    267,584                   252,301
                                                             ----------------           ---------------

Stockholder's equity:
Common stock, voting, $.01 par value authorized shares,
10; issued and outstanding shares, 10                                      -                         -
Additional paid-in capital                                            64,095                    64,095
Advance to parent                                                     (1,901)                   (1,961)
Loans to stockholders for stock purchase                                 (96)                      (99)
Accumulated other comprehensive income (loss)                         (1,351)                   (1,351)
Accumulated deficit                                                  (92,309)                  (84,286)
                                                             ----------------           ---------------

Total stockholders' equity (deficit)                                 (31,562)                  (23,602)
                                                             ----------------           ---------------

Total liabilities and stockholders' deficit                        $ 236,022                 $ 228,699
                                                             ================           ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

                                                                  Three months                   Three months
                                                                      Ended                          Ended
                                                                  June 30, 2005                  June 30, 2004
                                                               --------------------           --------------------
Net sales                                                                 $ 30,521                       $ 37,207

Cost of sales                                                               15,108                         17,067
                                                               --------------------           --------------------

Gross profit                                                                15,413                         20,140

Selling, general and administrative expenses                                10,394                          9,926
Restructuring charges                                                        2,171                              -
                                                               --------------------           --------------------

Operating income (loss)                                                      2,848                         10,214

Interest expense and financing costs, net                                    5,659                          6,605
Other expense                                                                  830                            425
                                                               --------------------           --------------------

Income (loss) before income tax expense (benefit)                           (3,641)                         3,184

Income tax expense (benefit)                                                  (198)                         1,210
                                                               --------------------           --------------------

Net income (loss) applicable to common shares                             $ (3,443)                       $ 1,974
                                                               ====================           ====================


Basic and Diluted earnings per common share:

Net income (loss) applicable to common shares                        $ (344,300.00)                  $ 197,400.00
                                                               ====================           ====================



Weighted average common shares outstanding:
Basic                                                                          .01                            .01
Diluted                                                                        .01                            .01






The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

                                                                   Six months                     Six months
                                                                      Ended                          Ended
                                                                  June 30, 2005                  June 30, 2004
                                                               --------------------           --------------------
Net sales                                                                 $ 57,869                       $ 59,312

Cost of sales                                                               28,262                         29,320
                                                               --------------------           --------------------

Gross profit                                                                29,607                         29,992

Selling, general and administrative expenses                                20,829                         21,365
Restructuring charges                                                        4,067                              -
                                                               --------------------           --------------------

Operating income (loss)                                                      4,711                          8,627

Interest expense and financing costs, net                                   11,131                         14,015
Other expense                                                                1,600                            513
                                                               --------------------           --------------------

Income (loss) before income tax expense (benefit)                           (8,020)                        (5,901)

Income tax expense (benefit)                                                     3                         (2,242)
                                                               --------------------           --------------------

Net income (loss)                                                           (8,023)                        (3,659)

Preferred stock dividends                                                        -                         (1,613)
                                                               --------------------           --------------------

Net income (loss) applicable to common shares                             $ (8,023)                      $ (5,272)
                                                               ====================           ====================

Basic and Diluted earnings per common share:
Net income (loss)                                                    $ (802,300.00)                      $ (31.27)

Preferred stock dividends                                                        -                         (13.79)
                                                               --------------------           --------------------

Net income (loss) applicable to common shares                        $ (802,300.00)                      $ (45.06)
                                                               ====================           ====================


Weighted average common shares outstanding:
Basic                                                                          .01                          117.0
Diluted                                                                        .01                          117.0





The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                     Six months                     Six months
                                                                       Ended                          Ended
                                                                   June 30, 2005                  June 30, 2004
                                                                ---------------------           -------------------
Cash flows from operating activities:
Net income (loss)                                                           $ (8,023)                     $ (3,659)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation                                                                     436                           429
Amortization of other intangible assets                                          220                           338
Amortization of deferred financing costs                                       1,127                           448
Deferred income taxes                                                              3                        (2,589)
Changes in operating assets and liabilities:
Accounts receivable, net                                                        (232)                         (420)
Inventories                                                                    2,790                        (1,893)
Other current assets                                                             730                          (207)
Other assets                                                                  (1,337)                       (2,358)
Accounts payable                                                              (2,559)                       (3,212)
Accrued expenses and other                                                     2,179                         6,542
Accrued pension liabilities                                                      148                          (868)
Accrued postretirement liabilities                                                12                           509
                                                                ---------------------           -------------------

Net cash provided by (used in) operating activities                           (4,506)                       (6,940)
                                                                ---------------------           -------------------

Cash flows from investing activities:
Capital expenditures                                                          (1,300)                         (602)
                                                                ---------------------           -------------------

Net cash provided by (used in) investing activities                           (1,300)                         (602)
                                                                ---------------------           -------------------

Cash flows from financing activities:
Capital contribution from parent                                                   -                        53,751
Proceeds from term loan                                                       30,000                             -
Proceeds (payments) from (to) revolving credit facility                      (14,500)                       17,900
Proceeds from issuance of new senior notes                                         -                       200,000
Payment of old senior notes                                                        -                      (155,000)
Payment of financing costs                                                    (1,808)                       (5,173)
Payments on notes payable                                                          -                       (30,686)
Redemption of preferred stock                                                      -                       (65,080)
Preferred stock cash dividends                                                     -                        (1,613)
Receivable from (advance to) parent                                               60                        (2,501)
Loans to stockholders for stock purchases                                          3                             -
                                                                ---------------------           -------------------

Net cash provided by (used in) financing activities                           13,755                        11,598
                                                                ---------------------           -------------------

Net increase (decrease) in cash                                                7,949                         4,056

Cash, beginning of period                                                      2,346                           304
                                                                ---------------------           -------------------

Cash, end of period                                                         $ 10,295                       $ 4,360
                                                                =====================           ===================

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its consolidated financial statements to correct an error in accounting for income taxes. During the fourth quarter of 2004, North Atlantic Trading Company, Inc. (the "Company") and its subsidiaries provided a full valuation allowance against its net deferred tax assets. On August 11, 2005, the Company determined that in calculating the amount of the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. These deferred tax liabilities should therefore, not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of the deferred tax liabilities of $4.8 million and $5.0 million related to inventories and goodwill, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, for the year ended December 31, 2004 and the quarter ended March 31, 2005.

The following table represents the effect of the restatement on the Company's Consolidated Balance Sheet as of December 31, 2004:

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

                                          As Previously
                                             Reported           Adjustment          As Restated
                                         -----------------    ----------------    ----------------
Deferred income taxes - current                       $ -             $ 4,801             $ 4,801
Deferred income taxes - non-current                   $ -             $ 5,005             $ 5,005
Accumulated deficit                             $ (74,480)           $ (9,806)          $ (84,286)


2. ORGANIZATION

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

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

Subsequently, Parent issued 49,523 shares of NAHC Common Stock upon the exercise of certain warrants pursuant to a Warrant Agreement (the "Warrant Agreement"), dated June 25, 1997, between Parent (as assignee to the Company's rights and obligations under the Warrant Agreement) and The Bank of New York, as warrant agent (as successor to the United States Trust Company of New York). As of June 30, 2005, (i) 591,343 shares of NAHC Common Stock were issued and 589,176 were outstanding; and (ii) ten (10) shares of Company Common Stock were issued and outstanding.


3. RECAPITALIZATION AND REORGANIZATION

On February 9, 2004, the Company consummated its general corporate reorganization in which the Company became a wholly-owned subsidiary of the Parent. On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock and the Parent issued senior discount notes in conjunction with the refinancing. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by the Company (the "New Senior Notes"), (2) the entering into an amended and restated loan agreement (the "Old Credit Agreement") that provided a $50.0 million senior secured revolving credit facility (the "Senior Revolving Credit Facility") to the Company (see Note 8 for a discussion of the refinancing of the Senior Revolving Credit Facility), and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Parent (the "Parent Notes"). Both the New Senior Notes and the Parent Notes were offered pursuant to Rule l44A and Regulation S and subsequently registered under the Securities Act of 1933, as amended.

Concurrently with the closing of the refinancing, the Company also called for the redemption of all its outstanding 11% senior notes due 2004 (the "Old Senior Notes"), in accordance with the terms of the indenture governing such notes, at the applicable redemption price of 100.0% of the principal amount of $155.0 million, plus interest accrued to the redemption date of April 2, 2004.

The proceeds from the offering of the New Senior Notes, along with borrowings under the Senior Revolving Credit Facility (see Notes 7 and 8) and the proceeds from the concurrent offering of the Parent Notes were used to (1) repay $36.6 million in outstanding borrowings under the existing senior credit facility (the "Old Senior Credit Facility"), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc., (2) redeem the Old Senior Notes, (3) redeem the Company's existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $4.9 million pro rata distribution to stockholders of Parent and make a distribution to certain holders of warrants of Parent, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.


4. RESTRUCTURING

In January 2005, the Company engaged the management consulting firm of Alvarez and Marsal, LLC ("A&M") to identify the potential for performance improvement opportunities and to provide for the services of Douglas P. Rosefsky as Chief Financial Officer.

For the six months ended June 30, 2005, total restructuring charges amounted to approximately $4.0 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005.

In April 2005, the Company appointed Douglas P. Rosefsky (formerly Chief Financial Officer) as President and Chief Executive Officer, Thomas F. Helms, Jr. (formerly Chairman of the Board of Directors, President and Chief Executive Officer) as Chairman of the Board of Directors, and Brian C. Harriss as Chief Financial Officer.

In June 2005, the Company appointed Lawrence S. Wexler (President of the Company's North Atlantic Cigarette Company, Inc., subsidiary) as Chief Operating Officer.


5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1.1 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2005, approximately $3.4 million relating to 2004 sales was deposited. As of June 30, 2005 and December 31, 2004, the Company has recorded approximately $15.3 million and $13.2 million, respectively, in Other assets. For the six months ended June 30, 2005, approximately $2.0 million relating to 2005 sales was recorded in Other assets.

COMPREHENSIVE INCOME: The Company's Comprehensive income for the three and six months ended June 30, 2005 and 2004 is equal to the Company's Net income (loss) for the respective periods.


6. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for approximately 97% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

For the six months ended June 30, 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which increased cost of goods sold and decreased net income by approximately $0.7 million.

The components of inventories are as follows (in thousands):


                                                  6/30/05           12/31/04
                                            --------------      -------------
Raw materials and work in process                 $ 3,993            $ 4,246
Leaf tobacco                                        6,711              7,878
Finished goods - loose leaf tobacco                 3,675              3,069
Finished goods - MYO products                       8,308              8,539
Other                                               1,917              2,163
                                            --------------      -------------

                                                   24,604             25,895
LIFO reserve                                       10,565             12,064
                                            --------------      -------------
                                                 $ 35,169           $ 37,959
                                            ==============      =============


7. NEW SENIOR NOTES

The New Senior Notes amounted to $200 million as of June 30, 2005 and December 31, 2004.

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

The New Senior Notes are senior unsecured obligations of the Company, which has no independent assets or operations, and will mature on March 1, 2012. The New Senior Notes bear interest at the rate of 9 1/4% per annum, payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2004. Each of the Company's existing subsidiaries jointly, severally and fully and unconditionally guarantees the New Senior Notes on a senior unsecured basis. Each of the Company's future subsidiaries (other than those designated unrestricted subsidiaries) will jointly and severally guarantee the New Senior Notes on a senior unsecured basis. The Company is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the New Senior Notes. The Company or Parent may, from time to time, seek to retire all or a portion of the New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

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

Further, at any time prior to March 1, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by the Company or the Parent, at its option, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that after any such redemption at least 65% of the aggregate principal amount of the New Senior Notes remains outstanding. In order to affect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 60 days after the consummation of any such equity offering.

Concurrently with the offering of the New Senior Notes, Parent issued $97.0 million aggregate amount at maturity of the Parent Notes. Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to the Company. The Parent Notes are Parent's senior obligations and are unsecured. The Parent Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company's and its subsidiaries' obligations, including the New Senior Notes and the Financing Agreement (see Note 8). Parent is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Parent Notes. The Company or Parent may, from time to time, seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchase, privately negotiated transactions or otherwise.

Parent is dependent on the Company's cash flows to service its debt. The amount of cash interest to be paid by the Parent during the next five years is as follows: $0 in each of 2005, 2006, 2007 and March 1, 2008; $5,941 payable on September 1, 2008 and $5,941 payable on each of March 1 and September 1 thereafter until maturity.

The advance to Parent of approximately $1.9 million at June 30, 2005, relates principally to the assumption of certain obligations, including warrants and stock options referred to above, net of deferred financing costs transferred to Parent.

8. FINANCING AGREEMENT

On June 16, 2005, the Company refinanced its existing $35.0 million Amended and Restated Loan Agreement, dated as of February 17, 2004, by entering into a Financing Agreement (the "Financing Agreement") with various financial institutions ("Lenders") and Fortress Credit Corp., as agent for the Lenders ("Agent'). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the "Credit Facility"). As of June 30, 2005, the Company had not borrowed any monies under the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Parent and each of the Company's current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Parent's and its direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company's option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company's secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement.

The Company paid the Lenders a closing fee of $1.275 million and is required to pay the Agent a quarterly servicing fee in the amount of $25,000. Under the revolving credit facility, the Company is required to pay the Lenders an annual commitment fee in an amount equal to 0.50% of the difference between $40 million and the average usage of the revolving credit facility, payable on a monthly basis. The Company is also required to pay the Lenders letter of credit fees equal to 4.00% per annum multiplied by the face of amount of the letters of credit issued under the Financing Agreement, payable on the date any such letter of credit is issued. In addition, the Company is required to pay the Agent the standard charges customarily charged by the institution issuing letters of credit under the Financing Agreement in connection with the issuance, administration, amendment, payment or cancellation of any such letters of credit.

The Financing Agreement requires the Company to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges ("EBITDAR"). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of the Parent be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility.

The Financing Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, bankruptcy and insolvency, the occurrence of a Change of Control, as defined in the Financing Agreement, and judgment defaults. Further, it is an event of default under the Financing Agreement if an event or development occurs that results in a Material Adverse Effect (as defined in the Financing Agreement), as determined by the Agent in its reasonable business judgment. If any events of default occur and are not cured within applicable grace periods or waived, the outstanding loans may be accelerated and the Lenders' commitments may be terminated. The occurrence of the bankruptcy and insolvency event of default will result in the automatic termination of commitments and acceleration of outstanding loans under the Financing Agreement.


9. SENIOR REVOLVING CREDIT FACILITY

In connection with the February 2004 refinancing, the Company amended and restated its prior Revolving Credit Facility, resulting in a $50.0 million Senior Revolving Credit Facility with Bank One, N.A., as agent (the "Agent Bank"), and LaSalle Bank, National Association. The Old Credit Agreement governing the old Senior Revolving Credit Facility includes a letter of credit sublimit of $25.0 million and was scheduled to mature three years from the closing date. The Company's intentions were to use the Senior Revolving Credit Facility for working capital and general corporate purposes. On January 19, 2005, the Old Credit Agreement was amended to reduce the old Senior Revolving Credit Facility to $35.0 million. As of December 31, 2004, the Company had borrowed $14.5 million under the old Senior Revolving Credit Facility.

Indebtedness under the Old Credit Agreement was guaranteed by each of the Company's current and future direct and indirect subsidiaries, and secured by a first perfected lien on substantially all of the Company's and the Company's direct and indirect subsidiaries' current and future assets and property. The collateral included a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and each of its subsidiaries.

Each advance under the Old Credit Agreement will bear interest at variable rates based, at the Company's option, on either the prime rate plus 1% or LIBOR plus 3%.

Under the Old Credit Agreement, the Company was required to pay the lenders an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis. The Company was also required to pay to the lenders letter of credit fees equal to 3.00% per annum multiplied by the maximum amount available from time to time to be drawn under such letters of credit issued under the Old Credit Agreement and to the lenders issuing letters of credit a fronting fee of 0.125% per annum multiplied by the aggregate face amount of letters of credit outstanding during a fiscal quarter plus other customary administrative, amendment, payment and negotiation charges in connection with such letters of credit.

The Old Credit Agreement required the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio and a minimum consolidated adjusted earnings before interest, taxes, dividends and amortization ("EBITDA"). The Old Credit Agreement also contained covenants which, among other things, limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Old Credit Agreement required that certain members of executive management remain active in the day-to-day operation and management of the Company and its subsidiaries during the term of the facility.

The Old Credit Agreement contained customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

On March 30, 2005, the Old Credit Agreement was amended to modify the fixed charge coverage ratio covenant, which now applies only to quarters ending June 30, 2005 and thereafter. The fixed charge coverage ratio definition was also amended to include any future cash equity contributions to the Company. In addition, the amendment changed the Old Credit Agreement maturity date from February 28, 2007 to January 31, 2006.

See Note 8 of the Condensed Consolidated Financial Statements for discussion of the June 16, 2005 Financing Agreement, the proceeds of which were used to refinance and terminate the Old Credit Agreement.


10. PROVISION FOR INCOME TAXES

The Company has determined that at June 30, 2005, its ability to realize future benefits of certain net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, a valuation allowance continues to be recorded. Deferred income tax liabilities are provided relating to inventories and tax-deductible goodwill that is not amortized for financial reporting.


11. PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the six months ended June 30 are as follows (in thousands):

                                               PENSION BENEFITS                      OTHER BENEFITS
                                      --------------------------------    ------------------------------------
                                           2005              2004               2005                2004
                                      ---------------    -------------    -----------------    ---------------
Service cost                                    $ 22            $ 161                 $ 80              $ 142
Interest cost                                    389              391                   74                134
Expected return of plan assets                  (313)            (495)                   -                  -
Amortization of net (gain) loss                   50               61                   27                204
                                      ---------------    -------------    -----------------    ---------------
Net periodic pension cost                      $ 148            $ 118                $ 181              $ 480
                                      ===============    =============    =================    ===============


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

Effective September 30, 2004, the Company terminated its postretirement benefit plan for its salaried employees. The Company expects to contribute approximately $400 to its postretirement plan in 2005 for the payment of benefits. Plan contributions and benefits have amounted to $193 for the six months ended June 30, 2005. Based upon the above decision, management believes that any future contributions will not be material.


12. RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
    (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

THREE MONTHS ENDED JUNE 30, 2005
--------------------------------
                                                             Income             Shares             Per Share
                                                           (Numerator)       (Denominator)          Amount
                                                          --------------    ----------------    ----------------
Basic and Diluted:
Net loss                                                         (3,443)
                                                          --------------

Net income applicable to common shares                         $ (3,443)                .01       $ (344,300.00)
                                                          ==============    ================    ================




THREE MONTHS ENDED JUNE 30, 2004
--------------------------------
                                                             Income              Shares            Per Share
                                                           (Numerator)       (Denominator)           Amount
                                                          --------------    -----------------   -----------------

Basic and Diluted:
Net income                                                      $ 1,974
                                                          --------------

Net income applicable to common shares                          $ 1,974                  .01        $ 197,400.00
                                                          ==============    =================   =================


SIX MONTHS ENDED JUNE 30, 2005
------------------------------
                                                              Income              Shares             Per Share
                                                            (Numerator)       (Denominator)            Amount
                                                           --------------    -----------------    -----------------

Basic and Diluted:
Net loss                                                          (8,023)
                                                           --------------

Net income applicable to common shares                          $ (8,023)                 .01        $ (802,300.00)
                                                           ==============    =================    =================




SIX MONTHS ENDED JUNE 30, 2004
------------------------------
                                                               Income              Shares             Per Share
                                                            (Numerator)        (Denominator)            Amount
                                                           ---------------    -----------------    -----------------

Basic and Diluted:
Net loss                                                         $ (3,659)
Less: preferred stock dividends                                    (1,613)
                                                           ---------------

Net income applicable to common shares                           $ (5,272)               117.0             $ (45.06)
                                                           ===============    =================    =================


On February 9, 2004, in connection with the Merger, all the common shares of the Company were cancelled. Immediately after the Merger, ten (10) shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.


13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Accounting for Stock Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on their current fair value; the fair value of those awards will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The provisions of SFAS No. 123R shall become effective for the Company in the first quarter of 2006 and will apply to all awards granted after December 31, 2005 and to awards modified, repurchased, or cancelled after that date. The Company is evaluating SFAS No. 123R and believes it will not have a material effect on financial results of operations.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any accounting changes or error corrections that occur after December 31, 2005.


14. CONTINGENCIES

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

On August 3, 2005, the Court issued its ruling and awarded the Company approximately $1.1 million. Republic has the option to appeal this award.

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

During the six months ended June 30, 2005, the Company recorded approximately $1.2 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

As part of the A&M agreement, as amended in April 2005, the Company paid a cash incentive fee of $0.3 million to A&M upon the closing of the refinancing of the Company's Old Credit Agreement, which was equal to 0.5% of the total commitment amount of the refinancing (reduced by $50,000 per month for the period from April 11, 2005 to the date of such refinancing). As of June 30, 2005, the Company has recorded an expense of approximately $0.3 million relating to the incentive fee. A&M is also entitled to a fee based on improvement in the Company's financial performance as measured against the Company's 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company's 2005 Business Plan. As of June 30, 2005, no related liability or expense has been recorded relating to financial performance improvements.


15. SEGMENT INFORMATION

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

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the Smokeless Tobacco and Make-Your-Own segments based on their respective Net sales. Other includes the assets of the Company not assigned to segments and Eliminations includes the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on Operating income.


RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income.

        FOR THE                                 MAKE             PREMIUM
  THREE MONTHS ENDED:         SMOKELESS         YOUR           MANUFACTURED
     JUNE 30, 2005             TOBACCO           OWN            CIGARETTES          OTHER        ELIMINATIONS        TOTAL
-------------------------   --------------   ------------    -----------------    ----------    ---------------   -------------
Net sales                        $ 11,707       $ 17,398                $ 151       $ 1,265                $ -        $ 30,521
Operating income                      456          3,307               (1,174)          259                  -           2,848
Assets                             84,407        289,571                2,948        21,723           (162,627)        236,022

     JUNE 30, 2004
-------------------------

Net sales                        $ 12,548       $ 23,195                $ 107       $ 1,357                $ -        $ 37,207
Operating income                    3,841          7,366               (1,111)          118                  -          10,214
Assets                             71,592        279,409                3,407        21,460           (114,462)        261,406




        FOR THE                                 MAKE             PREMIUM
   SIX MONTHS ENDED:          SMOKELESS         YOUR           MANUFACTURED
     JUNE 30, 2005             TOBACCO           OWN            CIGARETTES          OTHER        ELIMINATIONS        TOTAL
-------------------------   --------------   ------------    -----------------    ----------    ---------------   -------------

Net sales                        $ 21,543       $ 33,537                $ 331       $ 2,458                $ -        $ 57,869
Operating income                      259          6,295               (2,158)          315                  -           4,711
Assets                             84,407        289,571                2,948        21,723           (162,627)        236,022

     JUNE 30, 2004
-------------------------

Net sales                        $ 23,962       $ 32,705                $ 123       $ 2,522                $ -        $ 59,312
Operating income                    6,039          5,284               (2,506)         (190)                 -           8,627
Assets                             71,592        279,409                3,407        21,460           (114,462)        261,406


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, a wholly-owned subsidiary of Parent, competes in three distinct markets: (1) the smokeless tobacco market; (2) the Make-Your-Own ("MYO") cigarette market; and (3) the premium manufactured cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector. The MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector. The Company's subsidiaries manufacture and market loose leaf chewing tobacco, import and distribute MYO premium cigarette papers, contract manufacture and market MYO cigarette tobaccos and related products, and contract manufacture and market premium manufactured cigarettes. To date, the Company's premium manufactured cigarette segment continues in its development phase and net sales of this segment have not been significant.


                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Net Sales. Net sales for the three months ended June 30, 2005 were $30.5 million, a decrease of $6.7 million or 18.0% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $0.8 million or 6.7% from the corresponding period of the prior year. The volume of the Company's brands declined 20.2% in net cases due to promotional activity during the second quarter of 2004 as compared to limited promotional activity during the second quarter of 2005, coupled with a continuing decline in the segment.

Net sales of the Company's MYO segment decreased $5.8 million or 25.0% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales decreased $5.2 million or 31.3% from the corresponding period of the prior year due to significant promotional activities occurring in the second quarter of 2004 as compared to no significant promotional activities occurring during the second quarter of 2005. The MYO cigarette tobaccos and related product sales decreased $0.6 million or 8.7% in comparison to the corresponding period of the prior year. The aggregate volume in net cases decreased 12.7% driven substantially by a reduction in premium cigarette paper case sales due to the timing in promotional activities.

Gross Profit. Gross profit for the three months ended June 30, 2005 totaled $15.4 million, a decrease of $4.7 million or 23.5% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment decreased $0.6 million or 10.6% from the corresponding period of the prior year. Gross margin for this segment decreased to 46.2% of net sales for the current period from 48.2% in the corresponding period of the prior year due to several factors, including increased manufacturing costs per case coupled with an increase in case sales of lower margin products.

Gross profit of the MYO segment for the current period decreased $4.3 million or 32.0% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment decreased to 52.6% of net sales for the current period in comparison to 58.0% for the corresponding period of the prior year. This decrease in gross margin was due principally to product mix resulting from decreased sales of its premium cigarette papers.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended June 30, 2005 were $10.4 million, an increase of $0.5 million or 4.7% in comparison to the corresponding period of the prior year. Of this increase, $0.8 million relates to compensation expense, $0.2 million for travel and entertainment, $0.1 million relating to consulting services, offset by decreased legal and professional fees of $0.5 million and other of $0.1 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $0.9 million or 14.3% to $5.7 million for the three months ended June 30, 2005 as compared to the corresponding period of the prior year. This decrease related principally to the write off of deferred financing costs of approximately $1.2 million relating to the Old Senior Notes which were redeemed during April 2004 partially offset by the write off of deferred financing costs of approximately $0.2 million relating to the Senior Revolving Credit Facility which was refinanced during June 2005.

Other Expense. Other expense was $0.8 million for the three months ended June 30, 2005 as compared to $0.4 million during the corresponding period of the prior year. This increase relates principally to non-recurring legal related expenses partially offset by recoveries and lower expenses associated with counterfeiting activity.

Restructuring Charges. For the three months ended June 30, 2005, total restructuring charges amounted to approximately $2.2 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005.

Income Tax Benefit (Expense). The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2005. Tax benefit of $0.2 million for the three months ended June 30, 2005 was recorded, compared to an expense of $1.2 million for the corresponding period of the prior year. As of June 30, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the three months ended June 30, 2004 was 38.0%.

Net Income (Loss). Due to the factors described above, net loss for the three months ended June 30, 2005 was $3.4 million compared to net income of $2.0 million for the corresponding period of the prior year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net Sales. Net sales for the six months ended June 30, 2005 were $57.9 million, a decrease of $1.4 million or 2.4% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $2.4 million or 10.1% from the corresponding period of the prior year. The volume of the Company's brands declined 7.1% in net cases due to promotional activity during the first six months of 2004 as compared to limited promotional activity during the first six months of 2005, coupled with a continuing decline in the segment.

Net sales of the Company's MYO segment increased $0.8 million or 2.5% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales increased $0.2 million or 0.7% from the corresponding period of the prior year due to the timing in promotional activities. The MYO cigarette tobaccos and related product sales increased $0.7 million or 6.0% in comparison to the corresponding period of the prior year. The aggregate volume in net cases increased 3.7% reflecting higher sales of lower price product.

Gross Profit. Gross profit for the six months ended June 30, 2005 totaled $29.6 million, a decrease of $0.4 million or 1.3% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment decreased $1.7 million or 14.6% from the corresponding period of the prior year. Gross margin for this segment decreased to 46.1% of net sales for the current period from 48.6% in the corresponding period of the prior year due to several factors, including increased manufacturing costs per case coupled with an increase in case sales of lower margin products.

Gross profit of the MYO segment for the current period increased $0.6 million or 3.2% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 53.8% of net sales for the current period in comparison to 53.5% for the corresponding period of the prior year. This increase in gross margin was due principally to product mix resulting from increased sales of its premium cigarette papers.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 2005 were $20.8 million, a decrease of $0.5 million or 2.5% in comparison to the corresponding period of the prior year. Of this decrease, $2.1 million relates to management incentive payments incurred in conjunction with the refinancing in February 2004, $0.2 million relates to a reduction in legal expenses, $0.1 million reduction in travel and entertainment, offset by increased compensation expense of $1.4 million, freight of $0.4 million and other of $0.1 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $2.9 million or 20.6% to $11.1 million for the six months ended June 30, 2005 as compared to the corresponding period of the prior year. This decrease related principally to the write off of old deferred financing costs of approximately $1.6 million during the first six months of 2004, relating to the recapitalization and reorganization consummated in 2004, partially offset by the write off of deferred financing costs of approximately $0.3 million relating to the Senior Revolving Credit Facility which was refinanced during June 2005 and increased interest expense during the first six months of 2005 due to higher average outstanding indebtedness resulting from the recapitalization and reorganization consummated in 2004.

Other Income (Expense). Other expense was $1.6 million for the six months ended June 30, 2005 as compared to $0.5 million during the corresponding period of the prior year. This increase relates principally to higher litigation and related expenses associated with counterfeiting activity and non-recurring legal related expenses.

Restructuring Charges. For the six months ended June 30, 2005, total restructuring charges amounted to approximately $4.1 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005.

Income Tax Benefit (Expense). The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2005. Tax expense of $0.003 million for the six months ended June 30, 2005 was recorded, compared to a benefit of $2.2 million for the corresponding period of the prior year. As of June 30, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the six months ended June 30, 2004 was 38.0%.

Net Loss. Due to the factors described above, net loss for the six months ended June 30, 2005 was $8.0 million compared to $3.7 million for the corresponding period of the prior year.

                           LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, working capital was $36.1 million compared to $16.8 million at December 31, 2004. This increase was the result of a decrease in the revolving credit facility of $14.5 million, a higher cash balance of $7.9 million, a decrease in accounts payable of $2.6 million, an increase in accounts receivable of $0.2 million and a decrease in deferred taxes of $0.5 million offset by decreased inventory of $2.8 million, increased accrued liabilities of $3.0 million and decreased other current assets of $0.7 million.

For the six months ended June 30, 2005, net cash used in operating activities was $4.5 million compared with $6.9 million in the corresponding period of the prior year. This change was due primarily to reductions in inventory, increased amortization of deferred financing costs, offset by increases in accounts payable and a higher net loss.

For the six months ended June 30, 2005, net cash used in investing activities was $1.3 million compared with $0.6 million in the corresponding period of the prior year. This change was due to an increase in capital expenditures. The Company believes that its capital expenditure requirements for 2005 will be approximately $3.0-5.0 million due to the Stoker integration, purchasing of certain manufacturing equipment and the continuing investment in data and related systems.

For the six months ended June 30, 2005, net cash provided by financing activities was $13.8 million compared with $11.6 million in the corresponding period of the prior year. This change was due primarily to the February 2004 refinancing and the June 2005 refinancing.

The Company expects to be able to fund its seasonal working capital requirements through its operating cash flows and, if needed, borrowings under the Financing Agreement. As of June 30, 2005, the Company had additional availability of $55.0 million under the Financing Agreement.

On June 16, 2005, the Company refinanced its Old Credit Agreement by entering into the Financing Agreement. See Note 8 to the Condensed Consolidated Financial Statements included herein for a description of the Financing Agreement, which description is incorporated herein by reference. The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the "Credit Facility"). As of June 30, 2005, the Company had not borrowed any monies under the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes.


CONTRACTUAL OBLIGATIONS

Certain contractual obligations are summarized in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 under the heading "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of June 30, 2005, with the exception of the term loan and payoff of the Senior Revolving Credit Facility in connection with the June 2005 refinancing (see Note 8 to the Condensed Consolidated Financial Statements contained herein) there have been no material changes outside the ordinary course of our business in such contractual obligations from December 31, 2004.


FORWARD-LOOKING STATEMENTS

The Company cautions the reader that certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to comply with certain Financing Agreement financial covenants, its ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company's current distribution programs, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company's business strategy.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from what was previously disclosed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.


ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2005. In connection with the restatement described in Note 1 to the Company's consolidated financial statements, management determined that there was a material weakness in the Company's internal control over financial reporting as of December 31, 2004, as more fully described below. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2005 because of the material weakness discussed below.

Restatement of Previously Issued Consolidated Financial Statements

During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million for the year ended December 31, 2005 and the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. The Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement and intends to engage the services of consultants with appropriate levels of income tax accounting knowledge to assist in the review of complex tax matters.

The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its consolidated financial statements as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. As a result, the Company concluded that it will restate such previously issued consolidated financial statements to recognize the impact of the correction. See Note 1 - Restatement of Consolidated Financial Statements, in the notes to the consolidated financial statements included under Item 1 within this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

The Company has determined that, as of December 31, 2004, it had a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company's 2004 annual and first quarter 2005 consolidated financial statements as described in Note 1 to the consolidated financial statements. In addition, unless effectively remediated, this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Changes in Internal Control

Other than the changes discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to August 11, 2005, the Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement and intends to engage the services of consultants with appropriate levels of income tax accounting knowledge to assist in the review of complex tax matters.




                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information contained in Note 14 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.



ITEM 6. EXHIBITS

           10.1 Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. (the "Company") and Lawrence S. Wexler (supersedes and replaces the Employment Agreement, dated December 1, 2003, between the Company, North Atlantic Cigarette Company, Inc., a subsidiary of the Company, and Lawrence S. Wexler.

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



                                    NORTH ATLANTIC TRADING COMPANY, INC.


Date: August 15, 2005               /s/ Douglas P. Rosefsky
                                    -------------------------------------------
                                    Douglas P. Rosefsky
                                    Chief Executive Officer



                                    /s/ Brian C. Harriss
                                    -------------------------------------------
                                    Brian C. Harriss
                                    Chief Financial Officer

                                  EXHIBIT INDEX


No.        Description

10.1 Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. (the "Company") and Lawrence S. Wexler (supersedes and replaces the Employment Agreement, dated December 1, 2003, between the Company, North Atlantic Cigarette Company, Inc., a subsidiary of the Company, and Lawrence S. Wexler.

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