Form 10-K/A
period 2004-12-31
NORTH ATLANTIC TRADING CO INC
filed 2005-08-19
CIK 1042787

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from                  to
                                            ----------------    ----------------

                        COMMISSION FILE NUMBER 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                          13-3961898
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|.

As of March 29, 2005, the only class of voting or non-voting common equity issued and outstanding was the Registrant's Voting Common Stock, par value $.01 per share, 100% of which was owned by North Atlantic Holding Company, Inc. There is no trading market for the Voting Common Stock. As of March 29, 2005, 10 shares of the Registrant's Voting Common Stock, par value $.01 per share were outstanding.

                                Explanatory Note


This Form 10-K/A amends and restates North Atlantic Trading Company, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2004 filed on March 31, 2005, as amended by the Form 10-K/A filed on April 4, 2005 (collectively, the "Original Annual Report"). The Company has restated its previously issued financial statements, as of and for the year ended December 31, 2004 to reflect the correction of errors related to the calculation of the deferred income tax valuation. During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004.


The Items of the Original Annual Report which are amended and restated are as follows: Item 1 Business (only the paragraph titled "Maintain lean, low cost culture" in the "Business Strategy" section); Item 6 Selected Financial Data;
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 8 Financial Statements and Supplementary Data (including the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statements of Net Earnings, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements (Notes 1, 4, 13, 18, and 20)) and Item 9A Controls and Procedures. Further, this Form 10-K/A contains new Exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of the filing of this Form 10-K/A.


The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Original Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Original Annual Report, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                      North Atlantic Trading Company, Inc.
                          2004 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
                                                      PART I


Item 1.  Business                                                                                                        1

Item 2.  Properties                                                                                                     15

Item 3.  Legal Proceedings                                                                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                                                            19

                                                      PART II


Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
            Securities                                                                                                  19

Item 6.  Selected Financial Data                                                                                        21

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                                     30

Item 8.  Financial Statements and Supplementary Data                                                                    31

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                           31

Item 9A. Controls and Procedures                                                                                        31

Item 9B. Other Information                                                                                              31

                                                     PART III


Item 10. Directors and Executive Officers of the Registrant                                                             32

Item 11. Executive Compensation                                                                                         35

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                 44

Item 13. Certain Relationships and Related Transactions                                                                 46

Item 14. Principal Accountant Fees and Services                                                                         48

                                                      PART IV


Item 15. Exhibits and Financial Statement Schedules                                                                     50


SIGNATURES                                                                                                              62


                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

         North Atlantic Trading Company, Inc. (the "Company") is a holding company which owns National Tobacco Company, L.P. ("NTC"), North Atlantic Operating Company, Inc. ("NAOC"), North Atlantic Cigarette Company, Inc. ("NACC"), National Tobacco Finance Corporation and its recently acquired subsidiaries, Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, "Stoker"). NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the BEECH-NUT(R), TROPHY(R), HAVANA BLOSSOM(R), DURANGO(R), STOKER(TM), OUR PRIDE(TM) , and other brand names. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG(R) brand name pursuant to an exclusive long-term distribution agreement with Bollore, S.A. NAOC also manufactures and distributes Make-Your-Own ("MYO") cigarette tobaccos under the ZIG-ZAG(R), STOKER NO. 2(TM), OLD HILLSIDE(TM), and other brand names, pursuant to its trademarks. NACC markets and distributes ZIG-ZAG Premium Cigarettes.

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

         The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 9, 2004, among the Company, Parent and NATC Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Parent ("Merger Sub"). The Merger Agreement provided for, among other things, the merger of Merger Sub with and into the Company, with the Company being the surviving corporation (the "Merger"). In accordance with Section 228(a) of the Delaware General Corporation Law, the Company received the required written approval of the Merger by the holders of a majority of the outstanding shares of the Company's voting common stock.

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

         Continue to benefit from the growth in the MYO tobacco and related products market. MYO tobacco and related products currently enjoy a significant price advantage over manufactured cigarettes, primarily due to a lower level of federal and state excise taxation on MYO tobacco and the higher level of Master Settlement Agreement ("MSA") compliance costs associated with manufactured cigarettes. Other countries, such as the United Kingdom and Canada, indicate a strong correlation between rising manufactured cigarette prices and increasing consumption of MYO tobacco and related products. In 1999, the Company launched the industry's first fully-integrated MYO line of products, comprised of smoking tobaccos, tubes, injectors and starter kits under the ZIG-ZAG brand. The Company recently expanded its portfolio of MYO tobacco and related products by acquiring the Stoker brands. The Company believes its existing portfolio of ZIG-ZAG premium MYO tobacco and related products, supplemented by the recently acquired Stoker portfolio of value-oriented MYO tobacco and related products, will allow it to continue to benefit from the growth trend in this market. Furthermore, the Company expects overall category growth of MYO tobacco and related products to continue for the near future, and accordingly, it intends to focus on expanding distribution of its MYO tobacco and related products into the large chain convenience store channel. In addition, the Company has developed and placed innovative, highly visible point-of-purchase displays to enhance retail category merchandizing of its MYO products and to increase consumer awareness.

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

         According to information provided by the Smokeless Tobacco Council, manufacturers' sales for the smokeless tobacco market increased to $2.268 billion in 2003 from $1.7 billion in 1995, representing an 8-year compound annual growth rate of 1%. The increase in sales is primarily related to an increase in manufacturers' sales of moist snuff, which grew to $1.88 billion in 2003 from $1.3 billion in 1995, representing a compound annual growth rate of 5.1%. In contrast to the growth of moist snuff sales, there has been a decline in manufacturers' sales of chewing tobacco products, including loose leaf chewing tobacco.

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

         The other principal U.S. competitors in the MYO tobacco and related products market are Republic Tobacco, L.P., and its TOP Tobacco, L.P. subsidiary, which markets the Top(R) brand; and Lane Limited, a subsidiary of Reynolds America, which markets the Bugler(R) and Kite(R) brands. Many other companies also compete in this market, such as, Peter Stokkebye International A/S, which markets the Bali Shag(R) brand, and Santa Fe Natural Tobacco Company Inc., a Division of Reynolds America, which markets the Natural America Spirit(R) brand.

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

         There are four primary categories of manufactured cigarettes in the United States, commonly referred to as "Tiers," that are generally determined based upon average price per carton and the level of marketing and promotional support provided at retail: Premium (Tier 1); Branded Savings (Tier 2); Generic (Tier 3); and Deep-Discount (Tier 4).

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

         The premium category continues to make up the largest share of overall U.S. cigarette sales volumes, with a 73% market share in 2003. Of that amount, over 95% are related to sales of the top three major cigarette manufacturers. The discount category (Tiers 2 - 4) had an approximate 27% market share.

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

SALES AND MARKETING

         The Company has a nationwide sales organization of approximately 100 people, which is divided into a national accounts group, a field sales organization and a sales administration staff. The field sales organization focuses on the Company's loose leaf chewing tobacco and MYO products and was re-organized in 2002-2003, primarily to allow the Company to more effectively provide sales coverage and to penetrate the distribution channel of the chain convenience stores, where tobacco product sales are significant. The national accounts group focuses on large national convenience store headquarters and district offices as well as other major accounts, such as, Couche-Tard/Circle K, Valero, Mapco, Wal-Mart, Sam's Club, Costco, K-Mart, Walgreens and others. The Company is utilizing various marketing and sales promotional partnerships with respect to the sales and marketing surrounding the launch and distribution of its ZIG-ZAG Premium Cigarettes.

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

         The Company's largest customers, COD Company and the McLane Company, accounted for approximately 18.25% and 8.64%, respectively, of its net sales in 2004. The loss of either of these customers could have a material adverse effect on the results of operations, financial position and cash flows of the Company. The Company does not believe that the loss of any other customer would have a material effect on the results of operations, financial position or cash flows of the Company either in the intermediate or long term.

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

         The Distribution Agreements establish the purchase pricing mechanism for premium cigarette papers through 2004, which allows certain adjustments to reflect increases in the U.S. and Canadian Consumer Price Indices and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary from such date thereafter, the parties would enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. The Company and Bollore have agreed to extend the existing pricing mechanisms for a new five year term.

         Pursuant to the Distribution Agreements, export duties, insurance and shipping costs are the responsibility of Bollore and import duties and excise taxes are the responsibility of NAOC. Bollore's terms of sale are 45 days from the bill of lading date and its invoices are payable in Euros. The Distribution Agreements reduce catastrophic foreign exchange risk by providing that Bollore will bear certain exchange rate risks at levels fixed through 2004, which terms have been extended through 2009.

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

RAW MATERIALS, PRODUCT SUPPLY AND INVENTORY MANAGEMENT

Loose Leaf Chewing Tobacco

         NTC's loose leaf chewing tobacco is produced from air-cured leaf tobacco. Each of the Company's brands has its own unique tobacco blend. NTC utilizes tobaccos grown domestically in Pennsylvania and Wisconsin as well as those imported from countries such as Argentina, Brazil, France, Germany, Indonesia, Italy, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to agreements with NTC, Lancaster Leaf Tobacco Company of Pennsylvania, a wholly owned subsidiary of Universal Corporation ("Lancaster"), (i) purchases and processes tobacco on an exclusive basis, (ii) stores tobacco inventory purchased on behalf of NTC and
(iii) generally maintains a 12- to 24-month supply of NTC's various tobacco types at their facilities. NTC generally maintains up to a two-month operating supply of tobacco at its manufacturing facilities in Louisville, Kentucky.

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

         To facilitate general distribution, in addition to the inventory maintained by Bollore, NAOC also maintains a supply of its products at the Louisville facility and in four regional bonded public warehouses.

         NAOC obtains their MYO smoking tobaccos primarily from international sources and are not dependent on any one type of tobacco for its blends. NAOC purchases these smoking tobaccos principally through multiple purchasing agents. The MYO related products are purchased in finished form from various suppliers at Bollore's direction.

         Bollore has from time to time been unable to produce and supply the Company with sufficient quantities of cigarette tubes and injectors due, in part, to the rapid growth in NAOC's sales of those products. Bollore has not, however, experienced any problems supplying the Company with sufficient quantities of its premium cigarette paper products. Management currently believes that the Company's other sources for its supplies are adequate for its projected needs.

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

MANUFACTURING

         The Company's subsidiaries manufacture their loose leaf chewing tobacco products at their manufacturing facility in Louisville, Kentucky. They also contract for the manufacture of their premium cigarette papers, cigarette tubes, rolling and injector machines, MYO smoking tobaccos and ZIG-ZAG Premium Cigarettes. In the case of its MYO smoking tobacco products, the subsidiaries complete the processing of and packaging of these products at their manufacturing facility in Louisville. The Company consolidated its manufacturing operations into its Louisville manufacturing facility in 2004, eliminating its manufacturing facility in Dresden Tennessee. The Company believes that its production capabilities, quality control procedures, research and development activities and overall facilities and equipment are adequate for its projected operations.

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

COMPETITION

         The Company, through NTC and Stoker, is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with the Company, generate approximately 98% of this segment's sales, are Swedish Match North America, Inc., Conwood Corporation and Swisher International Group Inc. Management believes that moist snuff products are used interchangeably with loose leaf products by many consumers and, as a result, US Smokeless Tobacco Company, the largest manufacturer of moist snuff (and of all smokeless tobacco products when taken as a whole) is also a significant competitor. As indicated above under "Industry and Markets," sales of moist snuff have grown over the past decade while sales of loose leaf have declined during that same period. In addition, the Company's three principal competitors in the loose leaf chewing tobacco segment also manufacture and market moist snuff.

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

         The Company's principal competitors in the MYO segment are Republic Tobacco, L.P., in conjunction with its TOP Tobacco, L.P. subsidiary, and Lane Ltd, a division of Reynolds America, Inc., the third largest cigarette company in the United States. Many other companies also compete in this segment, including Peter Stokebye International A/S, and Santa Fe Natural Tobacco, a Division of Reynolds America Inc. These competitors, unlike the Company, all are granted "protected share" under the cigarette MSA which allows them to avoid a substantial amount of their payment obligations under that agreement. The Company does not have protected share and therefore is at an economic disadvantage with respect to those competitors. (See "State Attorney General Settlement Agreements".)

         The Company's primary competitors in the manufactured cigarette market are the three "majors": Philip Morris USA, Inc., the brands of which accounted for approximately 50% of all cigarette sales in the United States in 2004; R.J. Reynolds Tobacco Company Inc.; and Lorillard Tobacco Company, as well as Vector Group Ltd. (the parent company of Liggett Group Inc.).

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

EMPLOYEES

         As of March 15, 2005, the Company employed a total of 296 full-time employees. With the exception of 100 manufacturing employees, none of the Company's employees are represented by unions. The unionized employees are covered by three collective bargaining agreements. Two of these agreements, covering 98 employees, will expire in January 2008. The other agreement, covering two employees, will expire in April 2008.

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

         Producers of tobacco products are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards tobacco consumption, the constant expansion of regulations, including increases in various taxes, requirements that tobacco products be displayed "behind-the-counter" and public smoking restrictions, has been a major cause of the overall decline in the consumption of tobacco products since the early 1970's. Moreover, the future trend is toward increasing regulation of the tobacco industry.

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

Required Payments

         The MSA required the four OPMs to make a series of initial payments over five years totaling $13.2 billion. The last of these five payments was paid on January 10, 2003. The MSA also requires annual industry payments for participating manufacturers which were $8.0 billion in 2004, but will increase to $8.13 billion in 2008, and to $9.0 billion in 2017 and thereafter in perpetuity. Ten additional payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the OPMs on the basis of relative national market share and most are subject to adjustments, including but not limited to, adjustments for inflation, volume, loss of market share to SPM's and NPM's, operating income, and payments to the four Non-MSA States.

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

         In 2004, Michigan, Utah and Alaska passed new legislation that places additional payment obligations on NPM products sold in these states. In addition to making escrow payments, NPM's must now make an additional advance payment on cigarette and MYO sales based on anticipated cigarette or MYO sales in the state. These `equity assessment' payments range from $3.50 to $5.00 per carton of manufactured cigarettes, and $1.22 to $1.50 per pound of MYO tobacco. Such equity assessments limit the ability of NPM's to compete against OPM's and SPM's that are not required to make these additional payments in these states. The Michigan statute is currently subject to a NPM legal challenge from Carolina Tobacco Company. The Company currently sells MYO products in the above states.

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

         In 2003, the State of Minnesota enacted a new statute requiring non-signatory companies to the Minnesota tobacco settlement to pay an `equity assessment' on all cigarette products sold in the State. The statute does not extend to MYO products, and is currently subject to a legal challenge by the Council of Independent Tobacco Manufacturers of America. The Company does not currently sell manufactured cigarette products in the state.

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

         If the Second Circuit's analysis prevails over the Third Circuit's, and the facts as alleged in the Freedom Holdings are proven, those provisions of the MSA that give rise to the output cartel would be declared illegal. Due to other provisions of the MSA, the major manufacturers would be required to enter into a new settlement with the states. Management believes, although no assurance can be given, the Company and its subsidiaries would benefit since (i) it would have maintained its favorable business development options, (ii) it would likely receive a refund of its escrow funds, and (iii) it would not likely have to escrow funds going forward. However, should the Third Circuit's analysis prevail over the Second Circuit, the Company will not be adversely affected since the Third Circuit's analysis merely maintains the status quo.

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

OTHER

         Additional information in response to Item 1 can be found in Note 23 (Segment Information) to the Consolidated Financial Statements.

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

         The following table describes the principal properties of the Company as of December 31, 2004:

    LOCATION               PRINCIPAL USE                        SQUARE FEET            OWNED OR LEASED
----------------------------------------------------------------------------------------------------------
New York, NY          Corporate headquarters                       10,351                   Leased

                      Manufacturing, R&D,
Louisville, KY        warehousing, distribution and
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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6.       SELECTED FINANCIAL DATA

                                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                         2004
                                                     AS RESTATED,
                                                         (6)           2003          2002           2001           2000
                                                    -------------  ------------  -------------  -------------  -------------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:

      Net sales(1), (4)                             $    115,320   $    101,593  $     94,425   $      89,622  $      90,365
      Net income (loss)(2), (3), (4), (5)                (27,835)        (6,241)        5,485          (1,364)        (3,200)
      Net income (loss) applicable to common
         shares(2), (3)                                  (29,448)       (13,516)        3,904          (8,109)        (9,205)
      Basic earnings per common share:
            Income (loss)                                (506.32)  $     (25.59) $       7.39   $      (15.35) $      (16.96)
            Cumulative effect of change in
               accounting principle                           --             --           ---              --          (0.47)
                                                    -------------  ------------  -------------  -------------  -------------
            Net income (loss) applicable to common                       (25.59)                       (15.35)
               shares                               $    (506.32)  $             $       7.39   $              $      (17.43)
                                                    =============  ============  =============  =============  =============

      Diluted earnings per common share:
            Income (loss)                           $    (506.32)  $     (25.59) $       5.87   $      (15.35) $      (16.96)
            Cumulative effect of change in
               accounting principle                           --             --           ---              --          (0.47)
            Net income (loss) applicable to common
               shares                               $    (506.32)  $     (25.59) $       5.87   $      (15.35) $      (17.43)
                                                    =============  ============  =============  =============  =============

COMMON STOCK CASH DIVIDENDS PER SHARE               $       8.20   $         --   $        --    $         --  $          --
                                                    =============  ============  =============  =============  =============

BALANCE SHEET DATA (AT END OF PERIOD):

      Total assets                                  $    228,699   $    243,644  $    213,594   $     216,663  $     227,757
                                                    =============  ============  =============  =============  =============
      Total debt, including current maturities           214,500        191,986       160,500         167,500        180,000
                                                    =============  ============  =============  =============  =============
      Mandatorily redeemable preferred stock                  --         65,080        57,805          57,443         50,698
                                                    =============  ============  =============  =============  =============


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

(6)   For an explanation of the restatement, see the Explanatory Note on page
      (i).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

         During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004. All amounts have been restated to reflect this change.

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

         The following factors have affected the Company's results during the period of 2000 to 2004:

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

      The following factors also affected the Company's results in 2004:

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

      o Launch of ZIG-ZAG Premium Cigarettes. During 2004, the Company incurred approximately $5.0 million of expenses associated with the start-up of the ZIG-ZAG Premium Cigarette business. No meaningful revenues from these products were generated during this period and these expenses are considered non-recurring as they are deemed by management to be start-up costs.

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

                                                                          YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                   2004 AS RESTATED                 2003                     2002
                                               ----------------------------------------------------------------------------
                                                                         (AMOUNTS IN THOUSANDS)

Net sales                                     $    115,320     100.0%    $    101,593     100.0%   $    94,425     100.0%
Cost of sales                                       58,617      50.8           48,616      47.9         40,973      43.4
                                              -------------   -------    -------------   -------   ------------   -------
Gross profit                                        56,703      49.2           52,977      52.1         53,452      56.6
Selling, general and administrative expenses        37,031      32.1           32,589      32.1         24,065      25.5
Amortization expense                                   462       0.4               67        --             --        --
                                              -------------   -------    -------------   -------   ------------   -------
Operating income                                    19,210      16.7           20,321      20.0         29,387      31.1
Interest expense, net, and deferred financing
   costs                                            24,196      21.0           19,122      18.8         18,744      19.8




Other expense (income)                              (4,361)     (3.8)          11,129      10.9          1,944       2.1
                                              -------------   -------    -------------   -------   ------------   -------
Income (loss) from continuing operations
   before income tax expense                          (625)     (0.5)          (9,930)     (9.7)         8,699       9.2
Income tax expense (benefit)                        27,210      23.6           (3,689)     (3.6)         3,214       3.4
                                              -------------   -------    -------------   -------   ------------   -------
Net income (loss)                             $    (27,835)    (24.1%)   $     (6,241)     (6.1%)  $     5,485       5.8%
                                              =============   =======    =============   =======   ============   =======


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

         Net sales of the MYO segment decreased from $64.7 million to $63.5 million or 1.9% from the prior year. This was due to a decrease of $6.8 million in sales of premium cigarette papers, due to the efforts of the Company's customers to reduce overall trade inventories; an increase of $4.8 million in sales of the expanded MYO smoking tobacco and related products line, including sales by Stoker which, in management's opinion, resulted from increases in prices and taxes of manufactured cigarettes; and an increase of $0.8 million in premium cigarette paper sales to Canada. Of the $4.8 million increase in the MYO smoking tobacco and related products line, $6.3 million related to the sales of Stoker brands. All of these factors were partially offset by an increase in customer incentives, both to expand the distribution in the MYO area and to enhance recovery from counterfeiting activity. The Company attributes its continuing recovery from counterfeiting activity to the litigation instituted by the Company against alleged counterfeiters as discussed under Part I, Item 3, "Legal Proceedings" above.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2004 increased 13.5% to $37.0 million from the prior year's $32.6 million. This increase was due primarily to Stoker expenses of $3.3 million; start-up expenses of NACC's premium cigarette business of $2.2 million; recruitment expenses of $0.4 million; legal/litigation/lobbying of $0.4 million; Sales/Marketing expenses of $0.2 million; professional fees of $0.1 million; partially offset by a reduction in compensation and related expenses of $2.2 million.

         Amortization Expense. Amortization of goodwill was eliminated effective January 1, 2002. Amortization expense totaling $0.4 million for the year ending December 31, 2004 related to the intangible assets acquired from Stoker.

         Net Interest Expense and Amortization of Deferred Financing Costs. Interest expense and amortization of deferred financing costs increased to $24.2 million in 2004 from $19.1 million for the prior year. This increase was the result of the refinancing of the Company's debt.

         Other Expense (Income). Other income of $4.4 million in 2004 represents principally $4.5 million associated with the reduction in the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc as described in Part I, Item 3, "Legal Proceedings" above. Other expense of $11.1 million in 2003 primarily represents $7.4 million associated with the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. and $3.3 million associated with the termination of the Star Cigarette Asset Purchase Agreement.

         Income Tax Expense (Benefit). Income tax expense was $27.2 million for 2004, reflecting the net loss of the Company and the recording of the valuation reserve relating to the realization of the net deferred taxes of $26.5 million. Income tax benefit was $3.7 million in 2003.

         Net Income (Loss). Due to the factors described above, the Company incurred a net loss of $23.0 million for 2004 compared to $6.2 million for 2003.

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

         Working capital was $16.8 million at December 31, 2004 compared to $34.4 million at December 31, 2003. This decrease was the result of decreased accounts receivable of $2.5 million, decreased inventories of $4.3 million, increased accounts payable and accrued expenses of $5.8 million, an increase in the revolving credit facility of $8.2 million offset by increased other current assets of $2.3 million, increased net deferred tax liabilities of $1.1 million and higher cash balance of $2.0 million. The Company contributed $1.7 million to its defined benefit plans in 2004. As of December 31, 2004, the Company had an undrawn availability of $35.5 million under the revolving credit portion of its New Credit Agreement. On January 19, 2005, however, the amount of such facility was reduced from $50 million to $35 million.

         During 2004, the Company had $3.3 million in capital expenditures. The Company believes that its capital expenditure requirements for 2005 will be approximately $2.0 million. Management believes that it will be able to fund its capital expenditure requirements from operating cash flows and, if needed, borrowings under its New Credit Agreement.

         On June 25, 1997, the Company issued $155.0 million aggregate principal amount of 11% Senior Notes due 2004 (the "Notes") which were called for redemption on April 2, 2004 in connection with the refinancing. The Notes were unsecured senior obligations of the Company which were scheduled to mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

         At December 31, 2003, the Company was operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, N.A. as Agent (the "Agent"), and the banks named therein, which provided for a $25.0 million term loan and a $10.0 million revolving credit facility. The Term Loan was payable in eight (8) quarterly installments of $3.125 million each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on December 31, 2002, at which time the term loan was paid in full. On December 31, 2002, the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20.0 million and extended to December 31, 2003. During 2003, the Amended Loan Agreement was amended to reduce the revolving credit facility to $15.0 million and to extend the maturity to March 31, 2004. The unused portion of revolving credit facility at December 31, 2003 was $8.7 million. All terms of the original Loan Agreement remained in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement were guaranteed by National Tobacco, NAOC and NTFC. In addition, the Company's obligations were collateralized by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement was based, at the Company's option, on either LIBOR or the prime rate as announced by the Agent from time to time. At December 31, 2003, the Notes Payable outstanding under the Tranche B term loan portion consisted of $7.7 million incurred to finance the posting of a $7.7 million judgment bond (including accrued interest and fees) in connection with the litigation with Republic Tobacco (See Note 21), Contingencies, to the Consolidated Financial Statements contained herein) and $23.0 million to finance the acquisition of Stoker (See Note 5, Acquisition of Business, to the Consolidated Financial Statements contained herein). At December 31, 2003, the interest rate on borrowings under the Amended Loan Agreement was 5.15%.

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

         The New Senior Notes are senior unsecured obligations of the Company, mature on March 1, 2012 and are guaranteed on a senior unsecured basis by all of the Company's existing and certain of its future subsidiaries. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and interest is payable semiannually on March 1 and September 1 of each year. The Company is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes. The Company or Parent may from time to time seek to retire all or a portion of the New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

         On and after March 1, 2008, the New Senior Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


                                            REDEMPTION
YEAR                                          PRICE
----------------------------------------------------------


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

         Concurrently with the offering of the New Senior Notes, Parent issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the "Senior Discount Notes"). Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to the Company. The Senior Discount Notes are Parent's senior obligations and are unsecured, ranking equally in right of payment to all of Parent's future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of Parent to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company and its subsidiaries' obligations, including the New Senior Notes. The Company or Parent may from time to time seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise.

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

         The following table summarizes the Company's contractual obligations at December 31, 2004 after giving effect to the refinancing of the Company's existing debt and preferred stock (in thousands):


CONTRACTUAL OBLIGATIONS                                TOTAL      LESS THAN 1 YEAR    1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
-------------------------------------------------- ------------- ------------------ ------------- ------------ --------------
Senior notes                                       $    200,000  $             --   $        --   $      --    $    200,000
Interest on senior notes                                157,250            18,500       55,500       37,000          46,250
New Credit Agreement                                     14,500            14,500           --           --              --
Purchase obligations                                      2,368             2,368           --           --              --
Operating leases                                          5,592             1,213        2,581          637           1,161
Non-competition agreement                                   564               300          264           --              --
                                                   ------------- ------------------ ------------- ------------ --------------
                                                   $    380,274  $         36,881   $   58,345    $  37,637    $    247,411
                                                   ------------- ------------------ ------------- ------------ --------------

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

CRITICAL ACCOUNTING POLICIES

         The Company believes the accounting policies below represent its critical accounting policies due to the estimation process involved in each. See
Note 4, in the Consolidated Financial Statements, for a detailed discussion of the Company's accounting policies.

         Revenue Recognition - The Company recognizes revenues and the related costs upon the transfer of title and risk of loss to the customer.

         Goodwill and Other Intangible Assets - The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").).

         Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. The net goodwill balances attributable to each of the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved) with consideration given to multiples of operating results The Company has reported that no impairment of goodwill has been incurred as of December 31, 2004.

         Taxes - The Company has provided a valuation allowance to reduce its net deferred income tax assets since it is management's judgment that it is not "more likely than not" to be able to realize these benefits before they expire. Accordingly, an adjustment to the net deferred income tax assets has been charged to earnings for the year ending December 31, 2004.

         Contingencies - Note 21 of the Consolidated Financial Statements contained herein discusses various litigation matters that impact the Company. No loss or gain contingencies have been recorded for these matters because Management believes that it is not probable that a loss has been incurred or an asset realized. Future events may result in different conclusions, which could have a material impact, either positively or negatively, on the results of operations or financial condition of the Company.

         Inventory/LIFO Adjustment - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

         Pension and Postretirement Benefits Obligations - Pension and postretirement benefits obligations accounting is intended to reflect the recognition of future benefit costs over covered employees' approximate service periods based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service costs and interest cost to arrive at pension income or expense for the year. As of December 31, 2004 and 2003, the Company used expected long-term rates of return on pension plan assets of 8.5%. The postretirement plan has no assets. The Company analyzed the rates of returns on assets used and determined that this rate is reasonable based upon the plans' historical performance relative to the overall markets and mix of assets. The Company will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. As of December 31, 2004, the Company used discount rates of 5.5% and 5.75% for the pension and postretirement plans, respectively. As of December 31, 2003, the Company used 6.25% for the pension and postretirement plans, respectively. The decrease in the discount rate used in the current year correlates with a decline in interest rates on noncallable, high quality bonds over the past year. The Company bases its discount rate used for postretirement benefits on Moody's Aa bond index plus an adjustment upward to the next quarter percentage point. See Note 14 to the Consolidated Financial Statements for the full list of assumptions for the pension and postretirement plans.

FORWARD-LOOKING STATEMENTS

         The Company cautions the reader that certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below. The Company's actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company's actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company's ability to comply with certain New Credit Agreement financial covenants, its ability to extend the maturity date of the New Credit Agreement or obtain alternative financing, its ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company's control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company's current distribution programs, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company's business strategy.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under its New Credit Agreement. The Company's credit facility bears interest at rates which vary with changes in LIBOR or the prime rate. As of December 31, 2004, $14.5 million of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $0.15 million per year.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect thereto, referred to in the Index to Financial Statements of the Company contained in Item 15(a), appear on pages F-1 through F-30 of this Form 10-K/A and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. In connection with the restatement described in Note 1 to the Company's consolidated financial statements, management determined that there was a material weakness in the Company's internal control over financial reporting as of December 31, 2004, as more fully described below. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness discussed below.

Restatement of Previously Issued Consolidated Financial Statements

         During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of the deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004.

         The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its consolidated financial statements as of and for the year ended December 31, 2004. As a result, the Company concluded that it will restate such previously issued consolidated financial statements to recognize the impact of the correction.

Internal Control Over Financial Reporting

         The Company has determined that, as of December 31, 2004, it had a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company's 2004 annual consolidated financial statements. In addition, unless effectively remediated, this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management's Remediation Plan

           The Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement and intends to engage the services of consultants with appropriate levels of income tax accounting knowledge to assist in the review of complex tax matters.

Changes in Internal Control

         Other than the changes discussed above, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company's quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to August 11, 2005, the Company is in the process of determining the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement and intends to engage the services of consultants with appropriate levels of income tax accounti8ng knowledge to assist in the review of complex tax matters.



ITEM 9B.      OTHER INFORMATION

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company as of the date of this filing. See "Election of Directors" below.


NAME                              AGE   POSITION
----------------------------------------------------------------------------------------------------------------------
Thomas F. Helms, Jr.              64    Chief Executive Officer, President and Chairman of the Board
Douglas P. Rosefsky               36    Chief Financial Officer
Jack Africk*                      76    Director
Marc S. Cooper*                   44    Director
Geoffrey J. F. Gorman*            48    Director
James W. Dobbins                  45    Senior Vice President--General Counsel and Secretary
Robert A. Milliken, Jr            48    President and Chief Operating Officer - National Tobacco Company, L.P.
James M. Murray                   44    Senior Vice President--Sales & Marketing - National Tobacco Company, L.P.
Lawrence S. Wexler                52    President and Chief Operating Officer - North Atlantic Cigarette Company, Inc.


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

         Douglas P. Rosefsky. Douglas P. Rosefsky became the Chief Financial Officer on January 19, 2005. He is also a Managing Director of Alvarez & Marsal, LLC. Mr. Rosefsky became a Director of Alvarez & Marsal in November 2000, and a Managing Director in September 2003. Mr. Rosefsky has worked in a variety of management and advisory services roles in several industries, most recently, from November 2003 until August 2004, as an advisor and Chief Executive Officer of DLT Solutions, Inc., a leading technology solutions provider to the government with $300 million in annual revenues. From January 2003 to August 2003, Mr. Rosefsky acted as Chief Restructuring Officer and Chief Financial Officer of Kleinert's Buster Brown, a leading designer, manufacturer and retailer of children's apparel. From April 2001 until January 2003, Mr. Rosefsky served as Senior Vice President - Finance and Co-Head of International of Warnaco Inc., a global retail and apparel company based in New York. From January 2001 until August 2001, Mr. Rosefsky served as Financial Advisor, Communications Corporation of America, and between January 2000 and December 2000, as Vice President - Finance of Charter Behavioral Health Corporation. Mr. Rosefsky formerly held positions at JP Morgan Chase (Chase Securities, Inc.), Hoffman-La Roche, and Andersen Consulting.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Board of Directors has determined that Geoffrey J.F. Gorman qualifies as an "audit committee financial expert" as such term is defined in rules adopted by the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002. The Board of Directors has further determined that Mr. Gorman is "independent" as such term is defined in the Securities Exchange Act of 1934 and the rules thereunder.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the executives listed below for the fiscal years ended December 31, 2002, 2003 and 2004 (each person appearing in the table is referred to as a "Named Executive Officer"):


                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                   -------------------------------  ------------------------------
                                                                                            AWARDS         PAYOUTS
                                                                                    ---------------------- -------
                                                                         OTHER      RESTRICTED  SECURITIES
                                                                         ANNUAL       STOCK     UNDERLYING   LTIP     ALL OTHER
                                                                         COMPEN-    AWARDS(S)   OPTIONS/    PAYOUTS    COMPEN-
NAME AND PRINCIPAL POSITION                  YEAR  SALARY ($)   BONUS   SATION ($)     ($)       SARS (#)     ($)     SATION ($)
---------------------------                  ----  ----------   -----   ----------  --------     --------   -------   ----------
Thomas F. Helms, Jr.                         2004   $725,000   $750,000  $50,000         --         --          --     $132,669 (1)
      Chairman of the Board and              2003    725,000         --   50,000         --         --          --     $130,499 (2)
      Chief Executive Officer                2002    725,000    400,000   50,000         --         --          --      106,705 (3)


David I. Brunson                             2004    600,000    750,000   35,000         --         --          --       95,787 (4)
      President, Chief Financial             2003    600,000         --   35,000         --         --          --       85,621 (5)
      Officer and Treasurer                  2002    425,000    300,000   35,000         --         --          --       94,005 (6)


Robert A. Milliken, Jr.                      2004    362,788     70,000       --         --         --          --       75,349 (7)
      President and Chief                    2003    350,000         --       --         --         --          --       25,462 (8)
      Operating Officer - National Tobacco
         Company, L.P.                       2002    262,500         --       --         --         --          --      108,096 (9)


Lawrence Wexler                              2004    350,000         --       --         --         --          --       33,358 (10)
      President and Chief--                  2003         --     50,000       --         --         --          --           --
      Operating Officer North Atlantic
         Cigarette Company                   2002         --         --       --         --         --          --           --


James M. Murray                              2004    227,346     43,000       --         --         --          --       21,281 (11)
      Senior Vice President--                2003    216,489         --       --         --         --          --       16,731 (12)
      Sales & Marketing - National Tobacco
         Company, L.P.                       2002    205,000     35,000       --         --         --          --       15,731 (13)


---------------------------

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         Stock options relating to the Parent's common stock granted to the Named Executive Officers below for the year ended December 31, 2004 are as follows:


                                      INDIVIDUAL GRANTS                                        POTENTIAL REALIZABLE VALUE
                                -----------------------------                                   AT ASSUMED ANNUAL RATES
                                  NUMBER OF       % OF TOTAL                                    OF STOCK APPRECIATION FOR
                                 SECURITIES      OPTIONS/SARS                                           OPTION TERM
                                 UNDERLYING       GRANTED TO      EXERCISE OR                 ----------------------------
                                OPTIONS/SARS     EMPLOYEES IN     BASE PRICE     EXPIRATION
NAME                              GRANTED #      FISCAL YEAR        ($/SH)          DATE          5% ($)         10% ($)
-------------------------         ---------      -----------        ------          ----          ------         -------
Robert A. Milliken, Jr.               2,085           14.8%        $   62.00      05/11/2014    $  200,535    $    304,806
Lawrence S. Wexler                   10,000           71.0%            62.00      08/02/2014       961,800       1,461,900
                                ------------
TOTAL                                12,085
                                ============

             AGGREGATED OPTION/SAR EXERCISES DURING LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information with respect to the exercise of options to purchase the Parent's common stock during 2004, and the unexercised options held and the value thereof at December 31, 2004, for each of the Named Executive Officers.

                                SHARES                           NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                              ACQUIRED ON       VALUE       UNDERLYING UNEXERCISED OPTIONS         IN-THE-MONEY OPTION
NAME                          EXERCISE (#)   REALIZED ($)          AT FISCAL YEAR END               AT FISCAL YEAR END
-------------------------    -------------   -----------    ------------------------------    -----------------------------
                                                            EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                                                            -----------      -------------    -----------     -------------
Thomas F. Helms, Jr.               --              --               --                --               --             --
David I. Brunson                   --              --           37,249             3,775      $ 1,717,578             --
Robert A. Milliken, Jr.            --              --            5,664             4,336               --             --
Lawrence S. Wexler                 --              --            1,603             8,397               --             --
James M. Murray                    --              --            3,056               944      $   104,020             --


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

EMPLOYMENT AGREEMENTS

THOMAS F. HELMS JR.

         Thomas F. Helms, Jr., Chief Executive Officer of the Company, is party to an employment agreement with the Company, dated May 17, 1996 (the "Helms Employment Agreement"). Pursuant to the Helms Employment Agreement, Mr. Helms was to receive an annual base salary of $300,000, which is reviewed annually, plus a bonus in accordance with the Company's 1999 Executive Plan. In 2004, Mr. Helms' salary was $725,000. The Helms Employment Agreement provides for a three-year term, renewable annually, and is terminable at will except with respect to severance. In addition, Mr. Helms receives various other benefits, including life insurance and health, hospitalization, use of a company car, disability and pension benefits and other perquisites. The Helms Employment Agreement includes a non-compete provision for a minimum of twelve months following the termination of Mr. Helms's employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms is entitled to twelve months' severance and a continuation of benefits following a termination of his employment by the Company without cause, provided in such event that the bonus received shall be only for the year in which the termination occurred and shall be prorated.

DAVID I. BRUNSON (RESIGNED JANUARY 19, 2005)

         David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 which was subsequently amended on November 21, 2002 (as so amended, the "Brunson Employment Agreement"). Pursuant to the Brunson Employment Agreement, Mr. Brunson received an annual base salary of $600,000, which was reviewed annually, plus a bonus in accordance with the Company's 1999 Executive Plan. The Brunson Employment Agreement provides for a rolling two-year term such that in the event Mr. Brunson resigns for good reason or is terminated without cause, he is entitled to receive a severance payment in the amount of $425,000 per year, and a pro rated bonus (based on the highest earned bonus under the Executive Bonus Plan paid to Mr. Brunson during the preceding two years) for the remainder of the term of employment. The Brunson Employment Agreement was effectively terminated with his resignation on January 19, 2005. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000 payable within the next 12 months. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc. that was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson's shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson's employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson's shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. During the first quarter of 2005, the Company expects to record approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vest in full as of the date of such termination.

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

LAWRENCE S. WEXLER

         Lawrence S. Wexler, the President and Chief Operating Officer of NACC, has an employment agreement, dated December 1, 2003 (the "Wexler Agreement") with NACC, pursuant to which he receives a base annual salary of $350,000, plus a bonus in accordance with the Company's Management Bonus Plan. The agreement also provides for severance benefits of one year's salary, and certain bonuses. In addition, the agreement provides for certain other benefits during his employment, such as options to purchase 10,000 shares of Parent's common stock at an exercise price of $62.00 per share, use of a company car, reimbursement for some club membership dues, and reimbursement for life and disability insurance.

JAMES M. MURRAY

         James M. Murray, Senior Vice President--Sales and Marketing of NTC, has an employment agreement, dated December 1, 2003 (the "Murray Agreement"), with NTC pursuant to which he receives a base annual salary of $215,300, plus a bonus in accordance with the Company's Management Bonus Plan. The agreement also provides for a rolling twelve month term, such that in the event of termination of Mr. Murray by the Company without cause, Mr. Murray is entitled to receive his then current annual salary. The Murray Agreement also provides for certain benefits in the event that Mr. Murray is relocated to the Louisville, Kentucky facility, such as, use of a company vehicle and a club membership, as well as stock options to purchase 2,000 shares of Parent's common stock at an exercise price of $9.99 per share and 2,000 shares at an exercise price of $62.00 per share.

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

         The table below illustrates the approximate amounts of annual normal retirement benefits, subject to the above action.

                                                       ANNUAL BENEFITS AT RETIREMENT WITH
                                                           YEARS OF CREDITED SERVICE(1)
AVERAGE       --------------------------------------------------------------------------------------------------------------------
COMPENSATION      10                 15                     20                  25                     30                 35
----------------------------------------------------------------------------------------------------------------------------------
$125,000     $   15,000          $  22,500             $   30,000           $   37,500           $    45,000           $   52,500
150,000          18,000             27,000                 36,000               45,000                54,000               63,000
175,000          21,000             31,500                 42,000               52,500                63,000               73,500
200,000          24,000             36,000                 48,000               60,000                72,000               84,000
225,000          27,000             40,500                 54,000               67,500                81,000               94,500
250,000          30,000             45,000                 60,000               75,000                90,000              105,000
300,000          36,000             54,000                 72,000               90,000               108,000              126,000
400,000          48,000             72,000                 96,000              120,000               144,000              168,000
450,000          54,000             81,000                108,000              135,000               162,000              189,000
500,000          60,000             90,000                120,000              150,000               180,000              210,000


---------------------------

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

1997 SHARE INCENTIVE PLAN

         The Board of Directors of the Company has adopted, and the Company's stockholders have approved, the North Atlantic Trading Company, Inc. 1997 Share Incentive Plan (the "1997 Incentive Plan"), which, as a result of the 2004 reorganization, now relates to the shares of Parent Common Stock.

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

2002 SHARE INCENTIVE PLAN

         In November 2002, the Board of Directors of the Company adopted the North Atlantic Trading Company, Inc. 2002 Share Incentive Plan (the "2002 Plan"), which, as a result of the 2004 reorganization, now relates to the shares of Parent Common Stock. The 2002 Plan has terms that are substantially identical to the terms of the 1997 Share Incentive Plan. Parent has reserved 50,000 shares of Common Stock for benefits under the 2002 Plan. A nearly identical plan that had been approved by the Board of Directors in 2001 (the "North Atlantic Trading Company, Inc. 2001 Share Incentive Plan") and under which no awards had been granted, was terminated by the Board of Directors in connection with the adoption of the 2002 Share Incentive Plan.

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

                                                                                             PERCENT OWNED(A)
                                                                                     --------------------------------
                                                                                     BEFORE EXERCISE   AFTER EXERCISE
BENEFICIAL OWNER                                                 NUMBER OF SHARES      OF WARRANTS       OF WARRANTS
---------------------------------------------------------------------------------------------------------------------
Thomas F. Helms, Jr.(b)                                               461,285              78.4%             74.2%
   Helms Management Corp.

David I. Brunson(c)                                                    49,810               7.8               7.4

Herbert Morris(d)                                                      35,479               6.0               5.7
   Flowing Velvet Products, Inc.
   3 Points of View
   Warwick, New York 10990

Maurice R. Langston(d)                                                 34,590               5.9               5.6
   Langston Enterprises, Inc.

Alan R. Minsterketter(d)                                               25,788               4.4               4.1
   Alan M. Inc.

Jack Africk(e)                                                         19,810               3.3               3.1

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


---------------------------

*     Less than 1%.

(a) The percentages assume, in the column entitled "Before Exercise of Warrants," that none of the outstanding warrants (i) to purchase an aggregate of 16,091 shares of Parent's common stock at an exercise price of $.01 per share issued in connection with the Company's recapitalization in 1997, (ii) to purchase an aggregate of 3,000 shares of Parent's common stock at an exercise price of $40.00 per share, issued in 2003 to Peter J. Solomon Company Limited, and (iii) to purchase an aggregate of 14,721 shares of Parent's common stock at an exercise price of $62.00 per share, issued to Guggenheim Investment Management, LLC, are exercised. The percentages assume, in the column entitled "After Exercise of Warrants," that all of such warrants are exercised.

(b) Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms, who serves as its President, and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 251,033 shares of Parent's common stock, which represents approximately 42.1% of the outstanding shares, including currently exercisable options and assuming that none of the outstanding warrants are exercised, or 37.5% of the outstanding shares, including currently exercisable options and assuming that all such warrants are exercised. Because of Mr. Helms' ability to vote an additional 137,033 shares of Parent's common stock held by members of the Parent's management in respect of the election of its directors pursuant to the Stockholders' Agreement, he may be deemed to be the beneficial owner of such additional shares. See "--Stockholders' Agreement." In connection with the transfer of 37,740 shares of the Company's common stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of Parent's stockholders and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 35,479 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Products, Inc., and an additional 5,000 shares held by an outside investor that are subject to the voting agreement. See "--Voting Agreements."

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

                  PARENT'S EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES TO BE                                   FUTURE ISSUANCE UNDER
                                           ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION PLANS
                                             OUTSTANDING OPTIONS,   PRICE OF OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                               WARRANTS AND RIGHTS         WARRANTS AND RIGHTS          REFLECTED IN COLUMN (A))
------------------------------------------------------------------------------------------------------------------------------
                                                     (A)                         (B)                        (C)

Equity compensation plans approved by
   security holders (1)                                  140,168         $               43.33                      6,000

Equity compensation plans not approved by
   security holders                                           --                            --
                                           ----------------------        ----------------------       ----------------------

TOTAL                                                    140,168         $               43.33                      6,000
                                           ======================        ======================       ======================


---------------------------

(1) Relates to the 1997 Share Incentive Plan and 2002 Share Incentive Plan, which are described in Item II above.

STOCKHOLDERS' AGREEMENT

         The Company, Parent and certain stockholders of Parent are parties to the Stockholders' Agreement, setting forth among other things, the manner in which directors of Parent are to be selected. See "Directors and Executive Officers of the Registrant-- Election of Directors." Pursuant to the Stockholder's Agreement, Mr. Helms has the right to vote a number of shares of common stock in respect of the election of directors sufficient to elect all Parent's directors. The Stockholders' Agreement also sets forth certain restrictions on the transfer of shares of Parent's common stock by existing stockholders and on the acquisition by existing stockholders of investments in competitors of Bollore. In addition, the Stockholders' Agreement provides the existing stockholders with certain "tag-along" rights to participate ratably in sales of Parent's common stock to third parties and requires existing stockholders to participate ratably in certain sales of Parent's common stock to third parties. Subject to the terms of all applicable debt agreements of Parent and its subsidiaries, the Stockholders' Agreement provides that Parent may maintain insurance on the lives of the members of its management officers and, in the event of the death of any such person, for the mandatory repurchase by Parent of all of such person's common stock at the fair market value thereof (which will be determined by an independent investment banking firm if the parties cannot otherwise agree upon such value) to the extent of available insurance proceeds, and the optional repurchase of additional shares of such person's common stock at such fair market value to the extent of available cash. Subject to the terms of all applicable debt agreements of Parent and its subsidiaries, Parent also has the right to repurchase the shares of its common stock held by members of management if their employment terminates, in the event of certain bankruptcy proceedings relating to such persons or upon an involuntary transfer of their shares by court order or otherwise in each case at the fair market value of such shares. Parent became a party to the Stockholders' Agreement concurrently with the closing of the offering of the notes.

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

         Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company effective December 31, 1998, but continues to serve as a member of the Company's Board of Directors. In connection with Mr. Africk's resignation from employment, he and the Company entered into a consulting agreement (the "Africk Consulting Agreement") pursuant to which, Mr. Africk provides consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The Africk Consulting Agreement is subject to annual renewals and has been renewed through 2005. For 2002, Mr. Africk received $75,000 pursuant to the terms of the Africk Consulting Agreement and an additional $50,000 for consulting services that exceeded the extent of services contemplated by the Africk Consulting Agreement. For 2004, Mr. Africk's compensation under his agreement was $100,000 and he received an additional $52,000 for consulting services relating to the sales and distribution of the Company's products. For 2005, Mr. Africk's consulting fee is $75,000.

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

         On January 20, 2005, Parent and the Company (collectively, the "Companies") engaged the management consulting firm of Alvarez & Marsal ("A&M") to assist in the development of an assessment of the Companies' operations and to identify the potential for performance improvement and cost reduction opportunities. In connection with such engagement, the Companies and A&M entered into an Engagement Letter Agreement, dated January 19, 2005 (the "Letter

Agreement"). Pursuant to the Letter Agreement, A&M agreed to make available to the Companies financial services of Douglas P. Rosefsky, its managing director, which services, upon the Companies' request, will include serving as Chief Financial Officer of the Companies, as well as the services of an additional A&M professional as an assistant to Mr. Rosefsky, and, upon the Companies' request, as Director-Finance of the Companies (the "Additional Professional").

         Under the terms of the Letter Agreement, the Companies will pay $100,000 per month to A&M for the services of Mr. Rosefsky, and $50,000 per month for the services of the Additional Professional. The Companies will also compensate A&M for certain reasonable out-of-pocket expenses. The Letter Agreement may be terminated by either party without cause upon thirty days' prior written notice during the first ninety days after the date of the Letter Agreement, and upon fifteen days' prior written notice thereafter, provided that after thirty days from the date of the Letter Agreement, the Companies may terminate the engagement of the Additional Professional by giving fifteen days' prior written notice to A&M. The Companies agreed to indemnify Mr. Rosefsky and the Additional Professional to the same extent as the most favorable indemnification it extends to any of its officers or directors.

         In addition, on January 19, 2005, the Companies and A&M entered into the Indemnification Agreement (the "Indemnification Agreement"), pursuant to which the Companies agreed to indemnify A&M and its agents against losses in connection with A&M's performance under the Letter Agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following summarizes the fees paid to the Company's principal accountant, PricewaterhouseCoopers for professional services to the Parent and the Company in 2004 and the Company in 2003:

1) AUDIT FEES

The following fees were paid for professional services rendered by the principal accountant relating to the audit of annual financial statements and required quarterly and annual filings:



                             2003                                                             2004
-------------------------------------------------------------- -------------------------------------------------------------------
$                                                    605,653   $                                                         309,722

2) AUDIT-RELATED FEES

The following fees were paid for professional services rendered by the principal accountant relating to assurance and related services of the post-retirement benefit plan (2003) and due diligence performed on a potential acquisition (2003):



                             2003                                                             2004
-------------------------------------------------------------- -------------------------------------------------------------------

$                                                    122,013   $                                                          48,600

3) TAX FEES

The following fees were paid for professional services rendered by the principal accountant relating to tax preparation, planning and compliance services:



                             2003                                                             2004
-------------------------------------------------------------- -------------------------------------------------------------------

$                                                     42,200   $                                                         150,982

4) ALL OTHER FEES

The following fees were paid for professional services rendered by the principal accountant relating to logistics consulting for a distribution systems modeling project:



                             2003                                                             2004
-------------------------------------------------------------- -------------------------------------------------------------------

$                                                          0   $                                                         164,850


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

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1) Financial Statements

         The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:


                                                                                                                    PAGE
                                                                                                                  ---------
Report of Independent Registered Public Accounting Firm                                                               F-1


Consolidated Balance Sheets as of December 31, 2004 and 2003                                                          F-2


Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004,
   2003, and 2002.                                                                                                    F-3


Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003, 2002              F-4


Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002                           F-5


Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2004, 2003, and
   2002.                                                                                                              F-6


Notes to Consolidated Financial Statements                                                                            F-7


      (a)(2) Financial Statement Schedules:

      The required information is given in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits


EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated as of February 18, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 19, 2003).

2.2 Termination and Release Agreement, dated as of July 15, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 17,
             2003).

2.3 Release, dated July 15, 2003, executed by North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 17,
             2003).

2.4 Release, dated July 15, 2003, executed by Star Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 17,
             2003).

2.5 Stock Purchase Agreement, dated as of November 17, 2003, among North Atlantic Trading Company, Inc., Bobby Stoker, Ronald Stoker, Judith Stoker Fisher, BSF Partners, L.P., JFS Partners, L.P., and RBJ Machinery Co., LLC (incorporated herein by reference to Exhibit
             2.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

2.6 Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., and NATC Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 11, 2004).

3.1(a) Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b) Certificate of Correction to the Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(c) Certificate of Amendment to the Certificate of Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2002).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

3.1(d) Certificate of Incorporation of North Atlantic Operating Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(e) Certificate of Amendment of Certificate of Incorporation of North Atlantic Operating Company, Inc., filed June 17, 1997 (incorporated herein by reference to Exhibit 3.1(b)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(f) Second Amended and Restated Certificate of Incorporation of National Tobacco Finance Corporation, filed April 24, 1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(g) Amended and Restated Certificate of Limited Partnership of National Tobacco Company, L.P., filed May 17, 1996 (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(h) Certificate of Incorporation of International Flavors and Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(i) Certificate of Amendment of Certificate of Incorporation of International Flavors and Technology, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(e)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

3.2(e) Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2(f) Bylaws of International Flavors and Technology, Inc. (incorporated herein by reference to Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(g) Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1 Warrant to Purchase Common Stock, granted in favor of Guggenheim Investment Management, LLC by North Atlantic Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.2          Warrant to Purchase Common Stock, granted in favor of Peter J.
             Solomon Company Limited by North Atlantic Trading Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3 Class B Term Note dated November 17, 2003, issued by North Atlantic Trading Company, Inc. in favor of Upper Columbia Capital Company, LLC ("Upper Columbia") in the principal amount of Twenty Three Million Dollars ($23,000,000.00) (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.4 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.5 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

4.6 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00) (incorporated herein by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.7 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00) (incorporated herein by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.8 Indenture, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.9 Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto, Citigroup Global Markets Inc. and RBC Capital Markets Corporation (incorporated herein by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

9.1 Amended and Restated Exchange and Stockholders' Agreement, dated as of February 9, 2004, by and among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc. and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

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

10.9++ Employment Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10++ Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.11++ Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12++ Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13++ Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.14++ National Tobacco Company Management Bonus Program (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15++ Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16++ Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17+ Amendment, dated October 22, 1997, to Amended and Restated Distribution and License Agreements, between Bollore and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.18 Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19++ Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30,
             1998).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.20++ Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21 Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.22++ Letter Agreement, dated September 24, 1999, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to
             Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23++ North Atlantic Trading Company, Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
             1999).

10.24++ North Atlantic Trading Company, Inc. 1999 Management Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
             1999).

10.25 Amended and Restated Loan Agreement, dated as of February 17, 2004, by and among Bank One, NA, LaSalle Bank National Association, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., the subsidiaries of North Atlantic Trading Company, Inc. named therein and the lenders party thereto (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.26 Amended and Restated Security Agreement, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.27 Amended and Restated Guaranty Agreement, dated as of February 17, 2004, among National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.28 Amended and Restated Pledge Agreement, dated as of February 17, 2004, among and North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.29 2005 A Amendment to the Amended and Restated Loan Agreement, made and entered into as of February 17, 2004, by and among Bank One, NA as the Agent Bank, Bank One and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on January 21,
             2005).

10.30++ Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to
             Exhibit 1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.31 Promissory Note, dated March 31, 2002, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.32 Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.33 Secured Promissory Note, dated March 31, 2002, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34        Secured Promissory Note, dated March 31, 2002, issued by Thomas F.
             Helms, Jr. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35 Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit
             10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.36++ Amendment, dated November 25, 2002, to the Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.37++ Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.38 Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, The Cleveland Clinic Foundation, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39 Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40++      2002 Share Incentive Plan (incorporated herein by reference to
             Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41++ Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.42++ Letter Agreement, dated September 30, 2002, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.43 2003A Amendment to Loan Documents, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.44 2003B Amendment to Loan Documents dated as of November 17, 2003, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.45 Amended and Restated Subordination Agreement dated as of November 17, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 24,
             2003).

10.46 Second Amendment to Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of November 17, 2003, among Bank One, NA (as "Agent Bank" and "Mortgagee" for the benefit of the Banks as defined in the 2003B Amendment to Loan Agreement) and National Tobacco Company, L.P. (the "Mortgagor") (incorporated herein by reference to Exhibit
             10.3 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.47 Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Stoker, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 24,
             2003).

10.48 Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Fred Stoker & Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit
             10.5 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.49 2003C Amendment to Loan Documents dated as of December 23, 2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B Lenders as defined therein, Guggenheim Investment Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading Company, Inc. and the Subsidiaries as defined therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 24, 2003).

10.50++ Employment Agreement, dated December 1, 2003, between Lawrence S. Wexler and North Atlantic Cigarette Company, Inc. (incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.51 Assignment and Assumption Agreement, dated as of February 9, 2004, between North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit
             10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.52++ Letter Agreement, dated as of January 19, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to
             Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commision on March 31, 2005).

10.53++ Letter Agreement, dated as of October 3, 2003, between Jack Africk and North Atlantic Trading Company, Inc. (extending Consulting Agreement) (incorporated herein by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.54++ Letter Agreement, dated as of October 12, 2004, between Jack Africk and North Atlantic Trading Company, Inc. (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit
             10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.55 2005B Amendment to the Amended and Restated Loan Agreement dated March 30, 2005, by and among JP Morgan Chase Bank, N.A. ("Morgan"), as successor to Bank One, NA, as Agent Bank, Morgan and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31,
             2005).

21 Subsidiaries of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

31.1*        Certification by the Chief Executive Officer


31.2*        Certification by the Chief Financial Officer


32.1*        Certification by the Chief Executive Officer pursuant to 18 U.S.C.
             ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*        Certification by the Chief Financial Officer pursuant to 18 U.S.C.
             ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).


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


Date: August 19, 2005



                                        NORTH ATLANTIC TRADING COMPANY, INC.

                                        By: /s/ Douglas P. Rosefsky
                                            -----------------------------------
                                            DOUGLAS P. ROSEFSKY
                                            CHIEF EXECUTIVE OFFICER

                                    CONTENTS

                                                                                                                     PAGES
                                                                                                                     -----
Report of Independent Registered Public Accounting Firm                                                                F-1


Financial Statements:


      Consolidated Balance Sheets as of December 31, 2004 and 2003                                                     F-2


      Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31,
         2004, 2003 and 2002                                                                                           F-3


      Consolidated Statements of Comprehensive Income (Loss) December 31, 2004, 2003 and 2002                          F-4


      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002                       F-5


      Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2004, 2003 and
         2002                                                                                                          F-6


      Notes to Consolidated Financial Statements                                                                       F-7


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders' deficit, after the restatement described in Note 1, present fairly in all material respects, the financial position of North Atlantic Trading Company, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, it is probable that, absent obtaining additional capital investment, a waiver or a refinancing, the Company will fail to meet a financial covenant requirement for its revolving debt agreement due to its financial performance. Not meeting this requirement would permit the lenders to demand immediate repayment in full, which would then permit holders of the Company's New Senior Notes to also demand immediate repayment. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As described in Note 1, the Company has restated its previously issued 2004 consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 31, 2005, except for the matter disclosed in Note 1, as to which the date is August 11, 2005

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(dollars in thousands except share data)


                                                                                                    2004
                                                                                                AS RESTATED,
                                                                                                   NOTE 1         2003
                                                                                               ------------- --------------
                                            ASSETS


Current assets:
      Cash                                                                                     $      2,346  $        304
      Accounts receivable, net of allowances of $284 and $367 in 2004 and 2003, respectively          7,839        10,384
      Inventories                                                                                    37,959        42,257
      Income taxes receivable                                                                            --           910
      Other current assets                                                                            5,861         3,594
                                                                                               ------------- --------------
            Total current assets                                                                     54,005        57,449
      Property, plant and equipment, net                                                             10,771         8,310
      Deferred income taxes                                                                              --        22,549
      Deferred financing costs, net                                                                   9,407         5,163
      Goodwill                                                                                      128,697       128,659
      Other intangible assets, net                                                                   10,293        10,851
      Other assets                                                                                   15,526        10,663
                                                                                               ------------- --------------
            Total assets                                                                       $    228,699  $    243,644
                                                                                               ============= ==============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
      Accounts payable                                                                         $      7,005  $      5,275
      Accrued expenses                                                                                4,642         6,039
      Accrued interest expense                                                                        6,274           757
      Deferred income taxes                                                                           4,801         4,654
      Revolving credit facility                                                                      14,500         6,300
                                                                                               ------------- --------------
            Total current liabilities                                                                37,222        23,025
Notes payable and long-term debt                                                                    200,000       185,686
Deferred income taxes                                                                                 5,005         1,141
Postretirement benefits                                                                               6,061         9,333
Pension benefits and other long-term liabilities                                                      4,013         5,946
                                                                                               ------------- --------------
            Total liabilities                                                                       252,301       225,131
                                                                                               ------------- --------------

Commitments and contingencies

Preferred stock, mandatory redemption value of $0 and $65,080 in 2004 and 2003, respectively,
   issued and outstanding shares, 2,941,513.08 in 2003                                                   --        65,080
                                                                                               ------------- --------------

Stockholders' deficit:

      Common stock, voting, $.01 par value; 2004; authorized, issued and outstanding shares,
         10; $01 par value; 2003; authorized shares, 750,000; issued and outstanding shares,
         528,241                                                                                         --             5

      Common stock, nonvoting, $01 par value; authorized shares, 750,000; issued and
         outstanding shares, -0-                                                                         --            --

Additional paid-in capital                                                                           64,095         9,663
Advance to parent                                                                                    (1,961)           --
Loans to stockholders for stock purchases                                                               (99)         (168)
Accumulated other comprehensive loss                                                                 (1,351)       (1,229)
Accumulated deficit                                                                                 (84,286)      (54,838)
                                                                                               ------------- --------------
            Total stockholders' deficit                                                             (23,602)      (46,567)
                                                                                               ------------- --------------
            Total liabilities and stockholders' deficit                                        $    228,699  $    243,644
                                                                                               ============= ==============

The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands except share data)


                                                                                      2004
                                                                                  AS RESTATED,
                                                                                     NOTE 1         2003         2002
                                                                                  ------------ ------------- -------------
Net sales                                                                         $   115,320  $    101,593  $     94,425
Cost of Sales                                                                          58,617        48,616        40,973
                                                                                  ------------ ------------- -------------
      Gross profit                                                                     56,703        52,977        53,452
Selling, general and administrative expenses                                           37,031        32,589        24,065
Amortization expense                                                                      462            67            --
                                                                                  ------------ ------------- -------------
            Operating income                                                           19,210        20,321        29,387
Interest expense and financing costs                                                   24,196        19,122        18,744
Other expense (income)                                                                 (4,361)       11,129         1,944
                                                                                  ------------ ------------- -------------
      Income (loss) before income taxes                                                  (625)       (9,930)        8,699
Income tax expense (benefit)                                                           27,210        (3,689)        3,214
                                                                                  ------------ ------------- -------------
      Net income (loss)                                                               (27,835)       (6,241)        5,485
Preferred stock dividends                                                              (1,613)       (7,275)       (6,976)
Net gain on restructuring of preferred stock                                               --             --        5,395
                                                                                  ------------ ------------- -------------
      Net income (loss) applicable to common shares                               $   (29,448) $    (13,516) $      3,904
                                                                                  ============ ============= =============


                                                                                      2004
                                                                                  AS RESTATED,
                                                                                     NOTE 1         2003         2002
                                                                                  ------------ ------------- -------------

Basic earnings per common share:
      Net income (loss)                                                           $   (478.59) $     (11.82) $      10.38
      Preferred stock dividends                                                        (27.73)       (13.77)       (13.20)
      Net gain on restructuring of preferred stock                                         --             --        10.21
                                                                                  ------------ ------------- -------------
      Net income (loss) applicable to common shares                               $   (506.32) $     (25.59) $       7.39
                                                                                  ============ ============= =============

Diluted earnings per common share:
      Net income (loss)                                                           $   (478.59) $     (11.82) $       8.25
      Preferred stock dividends                                                        (27.73)       (13.77)       (10.49)
      Net gain on restructuring of preferred stock                                         --             --         8.11
                                                                                  ------------ ------------- -------------
      Net income (loss) applicable to common shares                               $   (506.32) $     (25.59) $       5.87
                                                                                  ============ ============= =============

Weighted average common shares outstanding:
      Basic                                                                            58,161       528,241       528,241
      Diluted                                                                          58,161       528,241       664,939


The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands except share data)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                                      2004
                                                                                  AS RESTATED,
                                                                                     NOTE 1         2003         2002
                                                                                  ------------ ------------- -------------
Net Income (loss)                                                                 $   (27,835) $   (6,241)   $     5,485

Other comprehensive income, net of tax benefit:
Minimum pension liability, net of tax                                                    (122)       (104)          (909)
                                                                                  ------------ ------------- -------------
Comprehensive income (loss)                                                       $   (27,957) $   (6,345)   $     4,576
                                                                                  ============ ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands)


                                                                                      2004
                                                                                  AS RESTATED,
                                                                                     NOTE 1         2003         2002
                                                                                  ------------ ------------- -------------

Cash flows from operating activities:
      Net income (loss)                                                           $   (27,835) $    (6,241)  $     5,485
      Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
            Depreciation                                                                  816          589           700
            Amortization expense                                                          462           67            --
            Amortization of deferred financing costs                                    1,613        1,386         1,386
            Deferred income taxes                                                      26,560       (3,689)        2,738
            Stock compensation expense                                                    100          417           576
            Stock issued for non-cash services                                            681           --            --
            Changes in operating assets and liabilities:
                  Accounts receivable                                                   2,545       (1,827)       (1,979)
                  Inventories                                                           4,298        1,964         3,149
                  Income tax receivable                                                   910          (23)         (654)
                  Other current assets                                                 (2,267)         752        (1,755)
                  Other assets                                                         (4,766)      (1,309)         (985)
                  Accounts payable                                                      1,730        1,848           150
                  Accrued pension liabilities                                          (1,933)         366           495
                  Accrued postretirement liabilities                                   (3,272)      (1,509)          558
                  Accrued expenses and other                                            3,892        2,351        (1,479)
                                                                                  ------------ ------------- -------------
                        Net cash provided by (used in) operating activities             3,534       (4,858)        8,385
                                                                                  ------------ ------------- -------------

Cash flows from investing activities:
      Capital expenditures                                                             (3,277)      (1,561)         (625)
      Purchase of Stoker, Inc. (net of cash acquired $1,672 see Note 5)                   (38)     (21,650)           --
                                                                                  ------------ ------------- -------------
                        Net cash provided by (used in) investing activities            (3,315)     (23,211)         (625)
                                                                                  ------------ ------------- -------------
Cash flows from financing activities:
      Capital contribution from parent                                                 53,751           --            --
      Proceeds from revolving credit facility, net                                      8,200          800         5,500
      Proceeds from issuance of new senior notes                                      200,000           --            --
      Payment of old senior notes                                                    (155,000)          --            --
      Payment of financing costs                                                       (5,857)          --            --
      Payments on notes payable                                                       (30,686)          --            --
      Payments on senior term loans                                                        --           --       (12,500)
      Deferred financing costs incurred                                                    --       (3,907)           --
      Redemption of preferred stock                                                   (65,080)          --            --
      Preferred stock cash dividends                                                   (1,613)          --            --
      Advance to parent                                                                (1,961)          --            --
      Principal from long-term borrowings                                                  --       42,000            --
      Principal payments on long-term borrowings                                           --      (11,314)           --
      Consent solicitation expenses                                                        --           --        (1,219)
      Net loans to stockholders for stock purchases                                        69          (11)           30
                                                                                  ------------ ------------- -------------
                        Net cash provided by (used in) financing activities             1,823       27,568        (8,189)
                                                                                  ------------ ------------- -------------
Net increase (decrease) in cash                                                         2,042         (501)         (429)
Cash, beginning of period                                                                 304          805         1,234
                                                                                  ------------ ------------- -------------
Cash, end of period                                                               $     2,346  $       304   $       805
                                                                                  ============ ============= =============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                                    $    16,245  $    17,911   $    17,560
                                                                                  ============ ============= =============
      Cash paid during the period for income taxes                                $     1,297  $        --   $       283
                                                                                  ============ ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CHANGES IN STOCKHOLDERS' DEFICIT
for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands)

                                                                            LOANS TO     ACCUMULATED
                                       COMMON     ADDITIONAL              STOCKHOLDERS      OTHER
                                       STOCK,      PAID-IN    ADVANCE TO   FOR STOCK    COMPREHENSIVE     ACCUMULATED
                                       VOTING      CAPITAL      PARENT     PURCHASES        LOSS            DEFICIT       TOTAL
                                     ----------   ----------   ---------   -----------    -----------     -----------  ----------
Beginning balance, January 1, 2002   $       5    $   9,144    $     --    $     (187)    $     (216)     $  (45,226)  $ (36,480)
Compensation expense                                    102                                                                  102
Net loans to stockholders for
   stock purchases                                                                 30                                         30
Amount related to minimum pension
   liability, net of tax of $344                                                                (909)                       (909)
Preferred stock dividend                                                                                      (6,976)     (6,976)
Net gain on restructuring of
   preferred stock                                                                                             5,395       5,395
Net income                                                                                                     5,485       5,485
                                     ----------   ----------   ---------   -----------    -----------     -----------  ----------

Ending balance, December 31, 2002            5        9,246          --          (157)        (1,125)        (41,322)    (33,353)
Compensation expense                                    417                                                                  417
Net loans to stockholders for
   stock purchases                                                                (11)                                       (11)
Amount related to minimum pension
   liability, net of tax of $64                                                                 (104)                       (104)
Preferred stock dividend                                                                                      (7,275)     (7,275)
Net loss                                                                                                      (6,241)     (6,241)
                                     ----------   ----------   ---------   -----------    -----------     -----------  ----------

Ending balance, December 31, 2003            5        9,663          --          (168)        (1,229)        (54,838)    (46,567)
Cancellation of common stock                (6)                                                                               (6)
Compensation expense                                    100                                                                  100
Transfer of stock options to
   Parent                                            (2,149)                                                              (2,149)
Transfer of warrants to Parent                       (2,410)                                                              (2,410)
Issuance of common stock                     1          681                                                                  682
Capital contribution from Parent                     58,210                                                               58,210
Net loans to stockholders for
   stock purchases                                                                 69                                         69
Amount related to minimum pension
   liability net of tax of $74                                                                  (122)                       (122)
Transactions with Parent, net                                    (1,961)                                                  (1,961)
Preferred stock dividend                                                                                      (1,613)     (1,613)
Net loss, as restated, Note 1                                                                                (27,835)    (27,835)
                                     ----------   ----------   ---------   -----------    -----------     -----------  ----------
Ending balance, December 31,                                            $
   2004, as restated, Note 1         $      --    $  64,095    $ (1,961)   $      (99)    $   (1,351)     $  (84,286)  $ (23,602)
                                     ==========   ==========   =========   ===========    ===========     ===========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 2004, 2003 and 2002
(dollars in thousands except share data)

1.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

     The Company is restating its consolidated financial statements to correct an error in accounting for income taxes. During the fourth quarter of 2004, North Atlantic Trading Company, Inc. (the "Company") and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and an understatement of income tax expense of $9.8 million as of and for the year ended December 31, 2004. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004.


     The following tables represent the effect of the restatement on the Company's 2004 Consolidated Financial Statements:

                                                               AS PREVIOUSLY
                        CONSOLIDATED BALANCE SHEET               REPORTED      ADJUSTMENT    AS RESTATED
             ------------------------------------------------- ------------- ------------- -----------------
             Deferred income taxes - current                   $        -    $     4,801   $        4,801
             Deferred income taxes - non-current               $        -    $     5,005   $        5,005
             Accumulated deficit                               $ (74,480)    $   (9,806)   $     (84,286)


                                                               AS PREVIOUSLY
                    CONSOLIDATED STATEMENT OF OPERATIONS         REPORTED      ADJUSTMENT    AS RESTATED
             ------------------------------------------------- ------------- ------------- -----------------

             Income tax expense                                $    17,404   $     9,806   $       27,210
             Net income (loss)                                 $  (18,029)   $   (9,806)   $     (27,835)
             Net income (loss) applicable to common shares     $  (19,642)   $   (9,806)   $     (29,448)
             Basis earnings per common share:
               Net income (loss)                               $  (309.99)   $  (168.60)   $     (478.59)
               Net income (loss) applicable to common shares   $  (337.72)   $  (168.60)   $     (506.32)
             Diluted earnings per common share:
               Net income (loss)                               $  (309.99)   $  (168.60)   $     (478.59)
               Net income (loss) applicable to common shares   $  (337.72)   $  (168.60)   $     (506.32)



              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME   AS PREVIOUSLY
                                  (LOSS)                         REPORTED      ADJUSTMENT    AS RESTATED
             --------------------------------------------------------------- ------------- -----------------

             Net income (loss)                                 $ (18,029)    $   (9,806)   $     (27,835)
             Comprehensive income (loss)                       $ (18,151)    $   (9,806)   $     (27,957)


                                                               AS PREVIOUSLY
                   CONSOLIDATED STATEMENT OF CASH FLOWS          REPORTED      ADJUSTMENT    AS RESTATED
             ------------------------------------------------- ------------- ------------- -----------------

             Net income (loss)                                 $ (18,029)    $   (9,806)   $     (27,835)
             Deferred income taxes                             $   16,754    $     9,806   $       26,560


                                                               AS PREVIOUSLY
                     CHANGES IN STOCKHOLDERS' DEFICIT            REPORTED      ADJUSTMENT    AS RESTATED
             ------------------------------------------------- ------------- ------------- -----------------

             Net loss - Accumulated deficit                    $ (18,029)    $   (9,806)   $     (27,835)
             Ending balance - Accumulated deficit              $ (74,480)    $   (9,806)   $     (84,286)
             Ending balance - Total                            $ (13,796)    $   (9,806)   $     (23,602)


2.    ORGANIZATION:

      The Company manufactures and distributes tobacco and related products through its smokeless tobacco, make-your-own, and premium manufactured cigarettes operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the BEECH-NUT, DURANGO, TROPHY, HAVANA Blossom, STOKER, OUR PRIDE and other brand names. The make-your-own segment imports and distributes premium cigarette papers and related products, and manufactures smoking tobaccos under the ZIG-ZAG, STOKER NO. 2, OLD HILLSIDE and other brand names. The premium cigarette segment contract manufactures and distributes premium manufactured cigarettes through wholesale distributors in selected areas of the United States.

      National Tobacco Company, L.P. ("NTC"), a limited partnership, was formed and acquired the smokeless tobacco division of Lorillard, Inc. in 1988. On April 14, 1992, the general partner and majority owner and certain limited partners sold their partnership interest to a new general partner. Accordingly, the April 1992 transaction was accounted for as the formation of a new entity, National Tobacco Company, L.P. (the "Partnership"). Certain members of management of the Partnership formed NTC Holding, LLC (the "Holding Company"), a limited liability company with a finite life expiring December 31, 2100, and caused the Holding Company to form National Tobacco Finance Corporation (the "Finance Corporation"), a wholly-owned subsidiary of the Holding Company.

      On May 17, 1996, the Partnership was recapitalized and the Holding Company acquired a 99% limited partnership interest in the Partnership and the Finance Corporation became the sole general partner and owner of the remaining 1% interest of the Partnership. Accordingly, this transaction was accounted for as the formation of a new entity under the purchase method of accounting.

      On May 19, 1997, certain members of management and holders of membership interests in the Holding Company formed a corporation named North Atlantic Trading Company, Inc. (the "Corporation"). On June 25, 1997, the Corporation acquired the membership interests in the Holding Company and the Holding Company transferred all of its assets to the Corporation, including its limited partnership interest in the Partnership, all of the capital stock of the Finance Corporation, and its rights to acquire NATC Holdings USA, Inc. ("NATC") which owned exclusive rights to market and distribute Zig-Zag premium cigarette papers in the United States and Canada and also owned outright the trademarks for tobacco products bearing the Zig-Zag name. The Corporation then formed North Atlantic Operating Company, Inc. ("NAOC"), a Delaware corporation and wholly-owned subsidiary of the Corporation. NAOC then exercised its rights to acquire all of the outstanding capital stock of NATC. NATC and its wholly-owned subsidiary were then merged into NAOC.

      On April 10, 2003, North Atlantic Cigarette Company, Inc. was formed to contract manufacture and distribute premium manufactured cigarettes.

      On November 17, 2003, the Company purchased all of the common stock of Stoker, Inc. ("Stoker"). See Note 5, "Acquisition of Business". Stoker is the parent of the wholly-owned subsidiaries, Fred Stoker & Sons, Inc. and RBJ Sales, Inc.

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

      On February 9, 2004, the Company consummated its general corporate reorganization in which the Company became a wholly-owned subsidiary to the Parent. On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock and the Parent issued senior discount notes in conjunction with the refinancing. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by the Company (the "New Senior Notes"), (2) entering into an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to the Company (the "Senior Revolving Credit Facility") and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Parent (the "Parent Notes"). Both the senior notes and the senior discount notes were offered pursuant to Rule l44A and Regulation S and subsequently registered under the Securities Act of 1933, as amended.

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

      The proceeds from the offering of the New Senior Notes, along with borrowings under the Senior Revolving Credit Facility (see Note 12) and the proceeds from the concurrent offering of the Parent Notes were used to
      (1) repay $36.6 million in outstanding borrowings under the existing senior credit facility (the "Old Senior Credit Facility"), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc. (see Note 5), (2) redeem the Old Senior Notes, (3) redeem the Company's existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $5.0 million pro rata distribution to stockholders of Parent and make a distribution to certain holders of warrants of Parent, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.

3.    LIQUIDITY

      As discussed in the Notes Payable and Long-Term Debt footnote, the Company's New Credit Agreement requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio. Management's forecasts for 2005 indicate that it is likely that the Company will fail to meet the minimum fixed charge coverage ratio covenant at June 30, 2005 without obtaining an additional capital investment, a waiver from its lenders, or a refinancing of such debt. Not meeting this requirement would permit the lenders to demand immediate repayment in full, which would then permit holders of the Company's New Senior Notes to also demand immediate repayment.

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

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

      REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer. The Company classifies customer rebates as sales deductions in accordance with the requirements of Emerging Issues Task Force Issue No. 01-09 and classifies inbound freight costs incurred as a component of cost of goods sold in accordance with the requirements of Emerging Issues Task Force Issue No. 001-10.

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

      INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for approximately 96% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

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

      Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. The net goodwill balances attributable to each of the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved) with consideration given to multiples of operating results. The Company has reported that no impairment of goodwill has been incurred as of December 31, 2004.

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

      FINANCIAL INSTRUMENTS: The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are sold. No forward contracts were utilized in 2004.

      STOCK-BASED COMPENSATION: The Company measures stock compensation costs related to the stock options described in Note 17 on the fair value based method which is the preferred method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value based method requires compensation cost for stock options to be recognized based on the fair value of stock options granted.

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

      The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 21, the Company was named as a defendant in such a lawsuit. There can be no assurance that the Company will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on the Company's financial position, results of operations or cash flows or that additional lawsuits will not be brought against the Company.

      Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement ("MSA") and the Smokeless Tobacco Master Settlement Agreement ("STMSA"). To the Company's knowledge, the signatories to the MSA include 49 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In the Company's opinion, the fundamental basis for each agreement is the states' consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

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

      Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To the best of the Company's knowledge, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

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

      The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 16.5%, 19.9% and 13.1% of the Company's revenues in 2004, 2003 and 2002, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. As of December 31, 2004, Cod Company, Inc., the Company's largest customer, accounted for 12.7% of the outstanding accounts receivable balances. Historically, the Company has not experienced significant credit losses.

      ACCOUNTS RECEIVABLE: Accounts receivables are recognized at their net realizable value. All accounts receivable are trade related and are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc., i.e. "bad debts" which result in write-offs). The activity of allowance for doubtful accounts during 2004, 2003 and 2002 is as follows (in thousands):


                                                         2004         2003           2002
                                                     ------------ ------------- -------------
Balance at beginning of period                       $      367   $       448   $       350
Provision (reduction) for doubtful accounts                (67)           121            96
Charge offs, net                                           (16)         (202)             2
                                                     ------------ ------------- -------------
Balance at end of period                             $      284   $       367   $       448
                                                     ============ ============= =============

      OTHER EXPENSE (INCOME): Other Income of $4.4 million in 2004 represents principally $4.5 million associated with the reduction in the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. as described in Note 21, "Contingency" under "Kentucky and Illinois Complaints." Other expense of $11.1 million in 2003 represents $7.4 million associated with the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. and $3.3 million associated with the termination of the Star Cigarette Asset Purchase Agreement, as described in Note 24, "Terminated Asset Purchase Agreement". Other expense of $1.9 million in 2002 consists primarily of legal, investigative and related expenses with respect to the infringement activities involving Zig-Zag premium cigarette papers.


5.    ACQUISITION OF BUSINESS:

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

      The aggregate purchase price consists of (in thousands):



Cash                                               $     22,500
Transaction costs                                           822
                                                   -------------
Total aggregate purchase price                     $     23,322
                                                   =============

      The following summarizes the final purchase price of the assets acquired and liabilities assumed at the date of acquisition (in thousands):



Cash                                                       $      1,672
Accounts receivable                                                 906
Inventories                                                       3,403
Property, plant and equipment                                     2,180
Other intangible assets                                           9,922
Other assets and restricted escrow funds                          6,514
Accounts payable                                                   (559)
Pension plan liability                                             (750)
Accrued expenses                                                 (2,012)
Income taxes payable                                             (1,845)
Deferred income taxes                                            (1,249)
                                                           -------------

                                                                 18,182
Goodwill                                                          5,140
                                                           -------------

Aggregate purchase price                                   $     23,322
                                                           =============

      In connection with the other intangible assets relating to the Stoker acquisition, see Note 9.

      The unaudited pro forma combined historical results, as if Stoker had been acquired at the beginning of fiscal 2003 and 2002, respectively, are estimated to be:


                                                2003           2002
                                           -------------- --------------

Net sales                                  $     126,162  $     121,407
Net income (loss)                          $      (4,186) $       7,795
Earnings per share-
      Basic                                $       (7.92) $       14.76
      Assuming dilution                    $       (7.92) $       11.72

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

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

            LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2004 and 2003, the fair market value of the Company's debt was $169.0 million and $155.0 million, respectively.

7.    INVENTORIES:

      The components of inventories at December 31 are as follows (in thousands):

                                                       2004         2003
                                                   ------------ -------------

Raw materials and work in process                  $      4,246 $      5,996
Leaf tobacco                                              7,878        8,274
Finished goods - loose leaf tobacco                       3,069        6,018
Finished goods - MYO products                             8,539        6,323
Other                                                     2,163        1,350
                                                   ------------ -------------
                                                         25,895       27,961
LIFO reserve                                             12,064       14,296
                                                   ------------ -------------
                                                   $     37,959 $     42,257
                                                   ============ =============

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

      The Company recorded an inventory valuation allowance of $218 as of December 31, 2003.

8.    PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment at December 31 consists of (in thousands):


                                           2004          2003
                                      -------------- -------------

Land                                  $         654  $        654
Buildings and improvements                    4,282         4,363
Machinery and equipment                      12,194         9,250
Furniture and fixtures                        3,920         3,164
                                      -------------- -------------
                                             21,050        17,431
Accumulated depreciation                    (10,279)       (9,121)
                                      -------------- -------------
                                      $      10,771  $      8,310
                                      ============== =============


9.    GOODWILL AND OTHER INTANGIBLE ASSETS:

      Goodwill at December 31 consists of (in thousands):

                                                                                       2004          2003
                                                                                 -------------- ---------------
NTC goodwill, net of accumulated amortization of $4,500 at December 31, 2004
   and 2003                                                                      $      27,450  $      27,450
NAOC goodwill, net of accumulated amortization of $21,175 at December 31, 2004
   and 2003                                                                             96,107         96,107
Stoker goodwill (see Note 5)                                                             5,140          5,102
                                                                                 -------------- ---------------
                                                                                 $     128,697  $     128,659
                                                                                 ============== ===============

                                                                      PREMIUM
                                                                    MANUFACTURED
                                         SMOKELESS       MYO         CIGARETTES       TOTAL
                                       ------------- ----------- ---------------- -------------
Balance as of January 1, 2004          $    30,674   $    97,985 $            --  $    128,659
Goodwill addition                                1            37              --            38
                                       ------------- ----------- ---------------- -------------
Balance as of December 31, 2004        $    30,675   $    98,022 $            --  $    128,697
                                       ============= =========== ================ =============

      The following table summarizes information about the Company's allocation of other intangible assets. Other intangibles, all of which relate to the purchase of Stoker, consist of (in thousands):


                                                             AS OF DECEMBER 31, 2004
                                                          -----------------------------
                                                             GROSS
                                                           CARRYING      ACCUMULATED
                                                            AMOUNT       AMORTIZATION
                                                          ------------ ----------------
Unamortized indefinite life intangible assets
      Trade names                                         $      8,500 $            --
      Formulas                                                      51              --
                                                          ------------ ----------------
Total                                                     $      8,551 $            --
                                                          ============ ================

Amortized intangible assets:
      Customer list (useful life of 10 years)             $      1,400 $           157
      Non-compete agreement (useful life of 3 years)               900             401
                                                          ------------ ----------------
Total                                                     $      2,300 $           558
                                                          ============ ================

      The Company amortizes the non-competition agreement over its life of 3 years. Amortization expense for other intangibles was approximately $462 for the year ending December 31, 2004. Estimated future amortization expense is $440 for the year ending December 31, 2005, $390 for the year ending December 31, 2006, and $140 for the years ending December 31, 2007, 2008 and 2009.


10.   OTHER ASSETS:

      Other assets at December 31, 2004 and 2003 includes loans and accrued interest to the principal shareholder of $1,487 and $1,559, respectively, amounts related to the MSA escrow account of $13,171 and $8,282, respectively, and other miscellaneous deposits of $868 and $822, respectively.

11.   DEFERRED FINANCING COSTS:

      Deferred financing costs at December 31 consist of (in thousands):

                                                                                          2004         2003
                                                                                      ------------ ------------
Deferred financing costs, net of accumulated amortization of $1,229 and $8,917 at                        5,163
   December 31, 2004 and 2003, respectively                                           $     9,407  $
                                                                                      ============ ============

      During 2004, the Company recorded a write-off of deferred financing cost of approximately $1.6 million relating to the extinguishment of the Senior Notes.

12.   NOTES PAYABLE AND LONG-TERM DEBT:

      Notes payable and long-term debt at December 31 consists of (in thousands):


                                               2004            2003
                                          -------------- ---------------

New Senior Notes                          $     200,000  $           --
Old Senior Notes                                     --         155,000
Notes payable                                        --          30,686
                                          -------------- ---------------
                                          $     200,000  $      185,686
                                          ============== ===============


      On June 25, 1997, the Company issued $155.0 million aggregate principal amount of 11% Senior Notes due 2004 (the "Notes") which were called for redemption on April 2, 2004 in connection with the refinancing. The Notes are unsecured senior obligations of the Company which were scheduled to mature on June 15, 2004. The Notes bear interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

      At December 31, 2003, the Company was operating under a Loan Agreement (the "Loan Agreement"), dated December 31, 2000, with Bank One, Kentucky, NA. as Agent (the "Agent"), and the banks named therein, which provided for a $25.0 million term loan and a $10.0 million revolving credit facility. The Term Loan was payable in eight (8) quarterly installments of $3,125 million each plus accrued interest, which commenced on March 31, 2001. Both the term loan and the revolving credit facility matured on

      December 31, 2002, at which time the term loan was paid in full. On December 31, 2002, the Company entered into an Amended Loan Agreement (the "Amended Loan Agreement") with Bank One in which the revolving credit facility was increased to $20 million and extended to December 31, 2003. During 2003, the Amended Loan Agreement was amended to reduce the revolving credit facility to $15.0 million and to extend the maturity to March 31, 2004. The unused portion of revolving credit facility at December 31, 2003 amounted to $8.7 million. The Company paid a commitment fee of 0.50% per annum on a quarterly basis on the unused balance of the revolving credit facility. The outstanding amount relating to the revolving credit facility as of December 31, 2003 has been classified as a current liability in the Consolidated Balance Sheet. All terms of the original Loan Agreement remained in place except for the replacement of a Fixed Charge Coverage Covenant with an Interest Coverage Covenant. The Company's obligations under the Loan Agreement were guaranteed by National Tobacco, NAOC and NTFC. In addition, the Company's obligations were collateralized by all of the Company's assets and the Company's equity in its subsidiaries. The interest rate on borrowings under the Amended Loan Agreement was based, at the Company's option, on either LIBOR or the prime rate as announced by the Agent from time to time. At December 31, 2003, the Notes Payable outstanding under the Tranche B term loan portion consisted of $7.7 million incurred to finance the posting of a $7.7 million judgment bond (including accrued interest and fees) in connection with the litigation with Republic Tobacco (See Note 21, Contingencies) and $23.0 million to finance the acquisition of Stoker (See Note 5, Acquisition of Business). At December 31, 2003, the interest rate on borrowings under the Amended Loan Agreement was 5.15%.

      The Loan Agreement and the Notes included cross default provisions and limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of indebtedness, liens and encumbrances, and other matters. At December 31, 2003, the Company was in compliance with all provisions of the Amended Loan Agreement and Notes.

      At December 31, 2003, the Notes and Notes Payable were reclassified as noncurrent liabilities in the Consolidated Balance Sheet, reflecting the Company's intention and ability to refinance the Amended Loan Agreement and Senior Notes, as described above.

      On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes (the "New Senior Notes") by the Company, (2) the entering into of an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to the Company and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of North Atlantic Holding Company, Inc. (the "Parent").

      The New Senior Notes are senior unsecured obligations of the Company, which has no independent assets or operations, mature on March 1, 2012 and are guaranteed jointly, severally, fully and unconditionally on a senior unsecured basis by all of the Company's existing and certain of its future subsidiaries. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year. The Company is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes. The Company or Parent may, from time to time seek to retire all or a portion of the New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

      On and after March 1, 2008, the New Senior Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12-month period commencing March 1 of the years set forth below, plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):


                                                          REDEMPTION
      YEAR                                                   PRICE
      ------------------------------------------------- ----------------

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

      In addition, at any time prior to March 1, 2007, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net cash proceeds of one or more equity offerings by the Company or Parent, at its option, subject to certain conditions, at a redemption price equal to 109.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

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

      Concurrently with the offering of the New Senior Notes, the Parent issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the "Senior Discount Notes"). Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to the Company. The accreted value of these notes is $66.6 million at December 31, 2004. The Senior Discount Notes are Parent's senior obligations and are unsecured, ranking equally in right of payment to all of Parent's future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of Parent to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company and its subsidiaries' obligations, including the New Senior Notes. The Company or Parent from time to time may seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transaction, or otherwise.

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


13.   INCOME TAXES:

      The income tax provision (benefit) for the years ended December 31, 2004, 2003, and 2002 consists of the following components (in thousands):

                                          2004
                                      AS RESTATED,
                                         NOTE 1        2003        2002
                                      ------------ ----------- -----------

Deferred
      Federal                         $    25,380  $   (3,301) $    2,876
      State and local                       1,830        (388)        338
                                      ------------ ----------- -----------
                                      $    27,210  $   (3,689) $    3,214
                                      ============ =========== ===========


      Deferred tax assets and liabilities at December 31, 2004 and 2003 consist of (in thousands):

                                                2004 AS RESTATED, NOTE 1             2003
                                               --------------------------- -------------------------
                                                  ASSETS      LIABILITIES      ASSETS    LIABILITIES
                                               ------------   ------------ ------------ ------------
Inventory                                      $        --    $     4,801  $        --  $     4,654
Property, plant and equipment                           --            979           --        1,141
Goodwill and other intangible assets                 7,617         5,005        10,223        3,851
Accrued pension and postretirement costs             3,364            --         5,630           --
Minimum pension liability                              614            --           540           --
NOL carryforward                                    13,419            --         8,051           --
Other                                                2,506            --         1,956           --
                                               ------------   ------------ ------------ ------------
Sub-total                                           27,520        10,785        26,400        9,646
Valuation allowance                                (26,541)           --            --           --
                                               ------------   ------------ ------------ ------------
Deferred income taxes                          $       979    $   10,785   $    26,400  $     9,646
                                               ============   ============ ============ ============

      At December 31, 2004 the Company had NOL carryforwards for income tax purposes of approximately $34.0 million which expire in the years beginning in 2012.

      The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, a valuation allowance of $26.5 million has been recorded.

      Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2004, 2003, and 2002 is as follows:


                                             2004
                                         AS RESTATED,
                                            NOTE 1        2003       2002
                                         ------------- ---------- -----------

Federal statutory rate                         35.0%      35.0%      35.0%
State taxes                                     1.9        3.5        3.0
Permanent differences                         (17.0)      (0.8%)      0.5%
Valuation                                  (4,380.4)        --         --
Other                                            --        (0.6)     (1.6)
                                         ------------- ---------- -----------
Effective income tax rate                  (4,360.6%)     37.1%      36.9%
                                         ============= ========== ===========

14.   PENSION AND POSTRETIREMENT BENEFIT PLANS:

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

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2004 and 2003 and a statement of the funded status as of December 31 (in thousands):

                                                                                  POSTRETIREMENT
                                                         PENSION BENEFITS             BENEFITS
                                                    ------------------------- -------------------------
                                                        2004         2003         2004         2003
                                                    ------------ ------------ ------------ ------------
Reconciliation of benefit obligation:
      Benefit obligation at January 1               $    15,298  $    12,737  $    14,298  $     9,351
      Service cost                                          161          552          238          728
      Interest cost                                         783          803          460          807
      Actuarial loss                                        368        1,772        1,742        3,847
      Curtailment of salaried benefits                   (1,386)          --       (7,843)          --
      Benefits paid                                        (696)        (566)        (267)        (435)
                                                    ------------ ------------ ------------ ------------
Benefit obligation at December 31                   $    14,528  $    15,298  $     8,628  $    14,298
                                                    ============ ============ ============ ============

Reconciliation of fair value of plan assets:
      Fair value of plan assets at January 1        $     9,433  $     6,956  $        --           --
      Actual return on plan assets                        1,268        1,643           --           --
      Employer contributions                              1,700        1,400          267          435
      Benefit paid                                         (696)        (566)        (267)        (435)
                                                    ------------ ------------ ------------ ------------
Fair value of plan assets at December 31            $    11,705  $     9,433  $        --  $        --
                                                    ============ ============ ============ ============


Funded status:
      Funded status at December 31                  $    (2,823) $    (5,865) $    (8,628) $   (14,318)
      Unrecognized prior service cost                        --            6                        --
      Unrecognized net actuarial loss                     1,476        3,032        2,567        4,985
                                                    ------------ ------------ ------------ ------------
Net amount recognized                               $    (1,347) $    (2,827) $    (6,061) $    (9,333)
                                                    ============ ============ ============ ============

The asset allocation for the Company's defined benefit plans as of December 31, 2004 and 2003, and the target allocation for 2005, by asset category, follows:

                                                             PERCENTAGE OF
                                           TARGET            PLAN ASSETS AT
                                         ALLOCATION             DECEMBER
                                        --------------  -----------------------
                                            2005           2004         2003
                                        --------------  ----------   ----------
Asset category:
Equity securities                             70.0%         71.3%       67.0%
Debt Securities                               30.0%         28.7%       33.0%
Cash                                           0.0%          0.0%        0.0%
                                        --------------  ----------   ----------
Total                                        100.0%        100.0%      100.0%
                                        ==============  ==========   ==========

      Equity securities included no shares of the Company's common stock at December 31, 2004 or 2003.

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

      The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

                                                                                POSTRETIREMENT
                                                        PENSION BENEFITS           BENEFITS
                                                  ------------------------ ------------------------
                                                      2004        2003        2004         2003
                                                  ----------- ------------ ----------- ------------
Accrued benefit cost                              $   (1,347) $   (2,827)  $   (6,061) $   (9,333)
Minimum pension liability                             (1,965)     (1,769)          --          --
Deferred tax asset                                       614         540           --          --
Accumulated other comprehensive income                 1,351       1,229           --          --
                                                  ----------- ------------ ----------- ------------
Net amount recognized                             $   (1,347) $   (2,827)  $   (6,061) $   (9,333)
                                                  =========== ============ =========== ============

      The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

                                                  PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                         ------------------------------- --------------------------------
                                            2004       2003       2002       2004        2003      2002
                                         ---------- ---------- --------- ------------ ---------- --------
Service cost                             $     161  $     552  $     550 $      238   $      728 $    421
Interest cost                                  782        803        803        460          808      473
Expected return on plan assets                (850)      (582)      (658)        --           --       --
Amortization of gains and losses               121         85         --         133         408       --
Curtailment of salaried benefits                --         --         --      (3,811)         --       --
                                         ---------- ---------- --------- ------------ ---------- --------
Net periodic benefit cost                $     214  $     858  $     695 $    (3,080) $    1,944 $    894
                                         ========== ========== ========= ============ ========== ========

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

                                                  PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                         ------------------------------- --------------------------------
                                            2004       2003       2002       2004        2003      2002
                                         ---------- ---------- --------- ------------ ---------- --------
Discount rate                                5.50%      5.50%     6.75%     5.75%       6.25%      6.75%
Expected return on plan assets               8.50%      8.50%     8.50%       --          --         --
Rate of compensation increase                 N/A       4.00%     4.00%       --          --         --


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

      Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects (in thousands):

                                                                                               2004        2003      2002
                                                                                            ----------- ---------- ----------
Effect on total of service and interest cost components of net periodic postretirement cost $      123  $      269 $     3
Effect on the health care component of the accumulated postretirement benefit obligation    $    1,100  $    2,280 $    49


      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                             OTHER
                                          PENSION        POSTRETIREMENT
                                       BENEFITS U.S.      BENEFITS (U.S.
                                           PLANS             PLANS)
                                     ----------------- ------------------
                                      (IN THOUSANDS)     (IN THOUSANDS)

2005                                $             681  $             204
2006                                              736                244
2007                                              766                280
2008                                              811                330
2009                                              861                385
2010-2014                           $           5,083  $           2,851

      The Company's policy for the postretirement benefits plan is to make contributions equal to the benefits paid during the year. The Company expects to make $0.3 million of contributions to the plan in the year ending December 31, 2005.

      The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. The Company match for the hourly employees is 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. The Company's matching for hourly employees is subject to a 3-year vesting schedule. The Company match for the salaried employees is 100.0% of each eligible participant's contribution up to 6% of compensation for the plan year. Company matching is immediate for salaried employees. Additional discretionary matching contributions by the Company are determined annually by the Board of Directors. Company matching contributions to this plan were approximately $0.5 million, $0.5 million and $0.4 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

15.   LEASE COMMITMENTS:

      The Company leases certain office space and vehicles for varying periods.

      The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 (in thousands):


                                                       OPERATING
                                                        LEASES
                                                     -------------

2005                                                 $      1,213
2006                                                        1,139
2007                                                          932
2008                                                          510
2009                                                          312
2010 and beyond                                             1,486
                                                     -------------
Total minimum lease payments                         $      5,592
                                                     =============

      Lease expense for the years ended December 31, 2004, 2003 and 2002 was $1,081, $840 and $786, respectively.

16.   MANDATORILY REDEEMABLE PREFERRED STOCK

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

17.   SHARE INCENTIVE PLANS:

      As of December 31, 2003, the Company had two share incentive plans covering certain key employees which provided for the granting of options to purchase common stock of the Company and other stock related benefits. Pursuant to the reorganization on February 9, 2004, as described in Note 2, each of the 539,235 issued and outstanding shares of voting common stock of the Company were converted into the right to receive one share of common stock of the Parent. In connection therewith, the liability of $2,149 relating to the share incentive plans was transferred to the Parent.


18. INCOME (LOSS) PER COMMON SHARE RECONCILIATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                             FOR THE YEAR ENDED DECEMBER 31, 2004
                                                                     AS RESTATED, NOTE 1
                                                        ---------------------------------------------
                                                            INCOME          SHARES        PER SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                        -------------- ----------------- ------------
Net loss                                                $     (27,835)
Less: Preferred stock dividends                                (1,613)
                                                        --------------
Basic and diluted:
      Net loss available to common stockholders         $     (29,448)           58,161  $   (506.32)
                                                        ==============


                                                             FOR THE YEAR ENDED DECEMBER 31, 2003
                                                        ---------------------------------------------
                                                            INCOME          SHARES        PER SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                        -------------- ----------------- ------------

Net income                                              $      (6,241)
Less: Preferred stock dividends                                 7,275
                                                        --------------
Basic:
      Net income available to common stockholders       $     (13,516)         528,241   $    (25.59)
                                                        ==============


                                                             FOR THE YEAR ENDED DECEMBER 31, 2002
                                                        ---------------------------------------------
                                                            INCOME          SHARES        PER SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                        -------------- ----------------- ------------

Net income                                              $       5,485
Less: Preferred stock dividends                                (6,976)
Plus: Net gain on restructuring of preferred stock              5,395
                                                        --------------
Basic:
      Net loss available to common stockholders         $       3,904          528,241  $      7.39
                                                        ==============

Diluted:
      Net loss available to common stockholders         $       3,904          664,939  $      5.87
                                                        ==============


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

19.   FOURTH QUARTER ADJUSTMENT:

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

20.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      All amounts are in thousands except net income (loss) per share.

                    -----------------------------------------------------------------------------------------
                                                             QUARTER
                    -----------------------------------------------------------------------------------------
                          1ST              2ND               3RD         4TH AS REPORTED   4TH AS RESTATED
                    --------------- ----------------- ----------------- ----------------- -------------------
2004
Net sales           $    22,105     $        37,207   $        30,741   $          25,267 $          25,267
Gross profit              9,853              20,140            16,966               9,744             9,744
Net income (loss)        (7,245)              1,974             7,174             (21,545)          (31,351)
Basic net income
   (loss) per share      (30.98)         197,400.00        717,400.00      (2,154,500.00)     (3,135,100.00)
Diluted net income
   (loss) per share      (30.98)         197,400.00        717,400.00      (2,154,500.00)     (3,135,100.00)


2003
Net sales           $    14,249     $        30,251   $        28,718   $          28,375 $          28,375
Gross profit              6,549              17,496            16,882              12,049            12,049
Net income (loss)        (5,164)            (11,822)              232               3,237             3,237
Basic net income
   (loss) per share       (9.78)             (22.38)             0.44                6.13              6.13
Diluted net income
   (loss) per share       (9.78)             (22.38)             0.38                6.13              6.13

21.   CONTINGENCIES:

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


22.   PARENT-ONLY FINANCIAL INFORMATION:

      The Company is a holding company with no independent operations and no independent assets other than its investments in its subsidiaries, income tax receivables, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership, and deferred financing costs related to its debt.

      All of the Company's subsidiaries are wholly-owned and guarantee the New Senior Notes of the Company on a full, unconditional, and joint and several basis and any other subsidiaries of the Company other than the guarantors are minor. Within the New Senior Notes there are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. Separate financial statements of the subsidiaries are not required and have not been included in these financial statements.

23.   SEGMENT INFORMATION:

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

      The table below presents financial information about reported segments for 2004, 2003 and 2002 (in thousands):

                                                             PREMIUM
                          SMOKELESS                        MANUFACTURED
                           TOBACCO      MAKE-YOUR-OWN       CIGARETTES       OTHER     ELIMINATIONS       TOTAL
                        ------------- ------------------ ---------------- ----------- ---------------  -------------
2004
Net sales               $    46,214   $          63,577  $           270  $     5,259 $          --    $    115,320
Operating income              8,022              15,204           (4,830)         814            --          19,210
Adjusted EBITDA               9,983              16,546           (4,815)       1,085            --          22,799
Assets                       62,172             275,713            2,788       34,055      (146,029)        228,699


                                                                PREMIUM
                             SMOKELESS                        MANUFACTURED
                              TOBACCO      MAKE-YOUR-OWN       CIGARETTES       OTHER     ELIMINATIONS       TOTAL
                           ------------- ------------------ ---------------- ----------- ---------------  -------------

2003
Net sales                  $    36,697   $          64,677  $            64   $   155    $        --      $    101,593
Operating income                 4,601              18,533           (2,843)       30             --            20,321
Adjusted EBITDA                 10,404              20,143           (2,825)       32             --            27,754
Assets                          72,570             277,612            2,218        --       (108,756)          243,644

2002
Net sales                  $    35,732   $          58,693  $            --   $    --    $        --      $     94,425
Operating income                 5,966              23,421               --        --             --            29,387
Adjusted EBITDA                  9,904              25,214               --        --             --            35,118
Assets                          67,951             256,756               --        --       (111,113)          213,594


      A reconciliation of Adjusted EBITDA to total consolidated operating income for 2004, 2003 and 2002 is as follows (in thousands):

                                         2004          2003          2002
                                    ------------- ------------- --------------

Adjusted EBITDA                     $     22,799  $     27,754  $     35,118
Depreciation expense                        (816)         (589)         (700)
Amortization expense                        (462)          (67)           --
Incentive Pay                             (2,107)           --             --
LIFO adjustment                           (2,232)       (3,459)       (3,878)
Stock option expense                        (838)         (417)         (576)
Pension/Postretirement expense             2,866        (2,901)         (577)
                                    ------------- ------------- --------------
Operating income                    $     19,210  $     20,321  $     29,387
                                    ============= ============= ==============


24.   TERMINATED ASSET PURCHASE AGREEMENT:

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

25.   NEW ACCOUNTING STANDARDS:

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

      In December 2003, the FASB issued revised Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46R is required for interests in variable interest entities for years ending after December 15, 2003. The Company has determined that it has no variable interest entities. Application of FIN 46R is required for all other types of VIE's for periods ending after March 15, 2004. The application of FIN 46R had no effect on the Company's financial statements in 2004.

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

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67." This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants ("AICPA") Statement of Position 04-2 ("SOP 04-2"), "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for
      (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Accounting Standards Executive Committee of the AICPA issued SOP 04-2 to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 and SOP No. 04-2 will improve the accounting and reporting of those transactions. The guidance is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company currently does not participate in any real estate time-sharing transactions.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the Company's financial condition or results of operations.

      In December 2004, the FASB issued two FASB Staff Positions ("FSP") regarding the accounting implications of the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion ("ETI") for foreign sales. Under the guidance in FSP No. FAS 109-1, "Application of FASB Statement 109, Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and is not expected to have an impact on the Company's effective tax rate until fiscal year 2005. FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," is effective for 2004 and is disclosed in Note (10) "Income Taxes."

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

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated as of February 18, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 19, 2003).

2.2 Termination and Release Agreement, dated as of July 15, 2003, among North Atlantic Trading Company, Inc., Star Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 17,
             2003).

2.3 Release, dated July 15, 2003, executed by North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 17,
             2003).

2.4 Release, dated July 15, 2003, executed by Star Scientific, Inc. and Star Tobacco, Inc. (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 17,
             2003).

2.5 Stock Purchase Agreement, dated as of November 17, 2003, among North Atlantic Trading Company, Inc., Bobby Stoker, Ronald Stoker, Judith Stoker Fisher, BSF Partners, L.P., JFS Partners, L.P., and RBJ Machinery Co., LLC (incorporated herein by reference to Exhibit
             2.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

2.6 Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., and NATC Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 11, 2004).

3.1(a) Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b) Certificate of Correction to the Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(c) Certificate of Amendment to the Certificate of Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2002).



                                   Exhibit - 1

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

3.1(d) Certificate of Incorporation of North Atlantic Operating Company, Inc., filed June 9 1997 (incorporated herein by reference to Exhibit 3.1(b)(i) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(e) Certificate of Amendment of Certificate of Incorporation of North Atlantic Operating Company, Inc., filed June 17, 1997 (incorporated herein by reference to Exhibit 3.1(b)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(f) Second Amended and Restated Certificate of Incorporation of National Tobacco Finance Corporation, filed April 24, 1996 (incorporated herein by reference to Exhibit 3.1(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(g) Amended and Restated Certificate of Limited Partnership of National Tobacco Company, L.P., filed May 17, 1996 (incorporated herein by reference to Exhibit 3.1(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.1(h) Certificate of Incorporation of International Flavors and Technology, Inc., filed August 7, 1997 (incorporated herein by reference to Exhibit 3.1(e)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(i) Certificate of Amendment of Certificate of Incorporation of International Flavors and Technology, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(e)(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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




                                   Exhibit - 2

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

3.2(e) Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of National Tobacco Company, L.P., effective June 25, 1997 (incorporated herein by reference to Exhibit 3.2(d)(ii) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

3.2(f) Bylaws of International Flavors and Technology, Inc. (incorporated herein by reference to Exhibit 3.2(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2(g) Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of National Tobacco Company, L.P., effective February 10, 2000 (incorporated by reference to Exhibit 3.2 (g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1 Warrant to Purchase Common Stock, granted in favor of Guggenheim Investment Management, LLC by North Atlantic Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.2          Warrant to Purchase Common Stock, granted in favor of Peter J.
             Solomon Company Limited by North Atlantic Trading Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3 Class B Term Note dated November 17, 2003, issued by North Atlantic Trading Company, Inc. in favor of Upper Columbia Capital Company, LLC ("Upper Columbia") in the principal amount of Twenty Three Million Dollars ($23,000,000.00) (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.4 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.5 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).



                                   Exhibit - 3

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

4.6 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00) (incorporated herein by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.7 Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00) (incorporated herein by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

4.8 Indenture, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.9 Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto, Citigroup Global Markets Inc. and RBC Capital Markets Corporation (incorporated herein by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

9.1 Amended and Restated Exchange and Stockholders' Agreement, dated as of February 9, 2004, by and among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc. and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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



                                   Exhibit - 4

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

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

10.9++ Employment Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10++ Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).



                                   Exhibit - 5

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.11++ Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12++ Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13++ Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.14++ National Tobacco Company Management Bonus Program (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15++ Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16++ Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17+ Amendment, dated October 22, 1997, to Amended and Restated Distribution and License Agreements, between Bollore and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.18 Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19++ Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on 10-Q for the fiscal quarter ended June 30,
             1998).



                                   Exhibit - 6

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.20++ Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21 Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.42 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.22++ Letter Agreement, dated September 24, 1999, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated by reference to
             Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23++ North Atlantic Trading Company, Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
             1999).

10.24++ North Atlantic Trading Company, Inc. 1999 Management Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
             1999).

10.25 Amended and Restated Loan Agreement, dated as of February 17, 2004, by and among Bank One, NA, LaSalle Bank National Association, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., the subsidiaries of North Atlantic Trading Company, Inc. named therein and the lenders party thereto (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.26 Amended and Restated Security Agreement, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.27 Amended and Restated Guaranty Agreement, dated as of February 17, 2004, among National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).



                                   Exhibit - 7

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.28 Amended and Restated Pledge Agreement, dated as of February 17, 2004, among and North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.29 2005 A Amendment to the Amended and Restated Loan Agreement, made and entered into as of February 17, 2004, by and among Bank One, NA as the Agent Bank, Bank One and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on January 21,
             2005).

10.30++ Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to
             Exhibit 1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.31 Promissory Note, dated March 31, 2002, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.32 Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.33 Secured Promissory Note, dated March 31, 2002, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34        Secured Promissory Note, dated March 31, 2002, issued by Thomas F.
             Helms, Jr. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35 Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit
             10.5 to the Registrant's Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.36++ Amendment, dated November 25, 2002, to the Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).



                                   Exhibit - 8

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.37++ Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.38 Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, The Cleveland Clinic Foundation, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39 Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40++      2002 Share Incentive Plan (incorporated herein by reference to
             Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41++ Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA (incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.42++ Letter Agreement, dated September 30, 2002, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.43 2003A Amendment to Loan Documents, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).



                                   Exhibit - 9

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.44 2003B Amendment to Loan Documents dated as of November 17, 2003, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.45 Amended and Restated Subordination Agreement dated as of November 17, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks ("Agent Bank"), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders ("Class B Loan Agent") (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 24,
             2003).

10.46 Second Amendment to Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of November 17, 2003, among Bank One, NA (as "Agent Bank" and "Mortgagee" for the benefit of the Banks as defined in the 2003B Amendment to Loan Agreement) and National Tobacco Company, L.P. (the "Mortgagor") (incorporated herein by reference to Exhibit
             10.3 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.47 Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Stoker, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 24,
             2003).

10.48 Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Fred Stoker & Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit
             10.5 to the Registrant's Current Report on Form 8-K filed on November 24, 2003).

10.49 2003C Amendment to Loan Documents dated as of December 23, 2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B Lenders as defined therein, Guggenheim Investment Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading Company, Inc. and the Subsidiaries as defined therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 24, 2003).

10.50++ Employment Agreement, dated December 1, 2003, between Lawrence S. Wexler and North Atlantic Cigarette Company, Inc. (incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).



                                   Exhibit - 10

EXHIBIT
NUMBER       DESCRIPTION
---------    -------------------------------------------------------------------

10.51 Assignment and Assumption Agreement, dated as of February 9, 2004, between North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit
             10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.52++ Letter Agreement, dated as of January 19, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to
             Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commision on March 31, 2005).

10.53++ Letter Agreement, dated as of October 3, 2003, between Jack Africk and North Atlantic Trading Company, Inc. (extending Consulting Agreement) (incorporated herein by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.54++ Letter Agreement, dated as of October 12, 2004, between Jack Africk and North Atlantic Trading Company, Inc. (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit
             10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.55 2005B Amendment to the Amended and Restated Loan Agreement dated March 30, 2005, by and among JP Morgan Chase Bank, N.A. ("Morgan"), as successor to Bank One, NA, as Agent Bank, Morgan and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31,
             2005).

21 Subsidiaries of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

31.1*        Certification by the Chief Executive Officer


31.2*        Certification by the Chief Financial Officer


32.1*        Certification by the Chief Executive Officer pursuant to 18 U.S.C.
             ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*        Certification by the Chief Financial Officer pursuant to 18 U.S.C.
             ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).


*     Filed herewith.

+ Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.

++    Management contracts or compensatory plan or arrangement.



                                   Exhibit - 11