Form 10-Q/A
period 2005-03-31
NORTH ATLANTIC TRADING CO INC
filed 2005-08-19
CIK 1042787

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-Q/A

                                (Amendment No. 1)

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


                                 (212) 253-8185
                                 --------------
           (Registrant's Telephone Number, Including Area Code) ces)

                                 --------------

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

                                Explanatory Note

This form 10-Q/A amends and restates North Atlantic Trading Company, Inc.'s (the "Company") form 10-Q for the quarter ended March 31, 2005 filed May 16, 2005 (the "Original Quarterly Report"). The Company has restated its previously issued financial statements, as of and for the three months ended March 31, 2005 to reflect the correction of errors related to the calculation of the deferred income tax valuation. During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and a understatement of income tax expense of $9.8 million and $0.2 million as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005.

The Items of the Original Quarterly Report which are amended and restated are as follows: Item 1 Financial Statements (including Notes 1, 9, 11 and 14 to Consolidated Financial Statements), Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 4 Controls and Procedures. Further, this Form 10-Q/A contains new Exhibits 31.1 and 31.2, dated the date of the filing of this Form 10-Q/A.

The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in the Original Quarterly Report. This Form 10-Q/A does not reflect events occurring after the filing of the Original Quarterly Report, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

PART IFINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                         March 31,                December 31,
                                                                           2005                       2004
                                                                        As Restated               As Restated
                                                                          Note 1                     Note 1
                                                                          ------                     ------
Current assets:
Cash                                                                            $ 426                   $ 2,346
Accounts receivable, net                                                        7,404                     7,839
Inventories                                                                    37,342                    37,959
Other current assets                                                            3,786                     5,861
                                                                      ----------------           ---------------

Total current assets                                                           48,958                    54,005

Property, plant and equipment, net                                             11,280                    10,771

Deferred financing costs                                                        8,880                     9,407

Goodwill                                                                      128,697                   128,697

Other intangible assets, net                                                   10,182                    10,293

Other assets                                                                   16,481                    15,526
                                                                      ----------------           ---------------

Total assets                                                                $ 224,478                 $ 228,699
                                                                      ================           ===============

Current liabilities:
Accounts payable                                                              $ 3,486                   $ 7,005
Accrued expenses                                                                5,421                     4,642
Accrued interest expense                                                        1,696                     6,274
Deferred income taxes                                                           4,714                     4,801
Revolving credit facility                                                      21,900                    14,500
                                                                      ----------------           ---------------

Total current liabilities                                                      37,217                    37,222

Senior notes and long-term debt                                               200,000                   200,000
Deferred income taxes                                                           5,293                     5,005
Postretirement benefits                                                         6,026                     6,061
Pension benefits and other long-term liabilities                                4,095                     4,013
                                                                      ----------------           ---------------

Total liabilities                                                             252,631                   252,301
                                                                      ----------------           ---------------

Stockholder's Equity:
Common stock, voting, $.01 par value authorized shares,
10; issued and outstanding shares, 10                                               -                         -
Additional paid-in capital                                                     64,095                    64,095
Advance to parent                                                              (1,931)                   (1,961)
Loans to stockholders for stock purchase                                         (100)                      (99)
Accumulated other comprehensive income (loss)                                  (1,351)                   (1,351)
Accumulated deficit                                                           (88,866)                  (84,286)
                                                                      ----------------           ---------------

Total stockholders' equity (deficit)                                          (28,153)                  (23,602)
                                                                      ----------------           ---------------

Total liabilities and stockholders' deficit                                 $ 224,478                 $ 228,699
                                                                      ================           ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

                                                                  Three months
                                                                      Ended                      Three months
                                                                 March 31, 2005                      Ended
                                                               As Restated, Note 1              March 31, 2004
                                                               --------------------           --------------------
Net sales                                                                 $ 27,347                       $ 22,105

Cost of sales                                                               13,154                         12,252
                                                               --------------------           --------------------

Gross profit                                                                14,193                          9,853

Selling, general and administrative expenses                                10,435                         11,439
Restructuring charges                                                        1,896                              -
                                                               --------------------           --------------------

Operating income (loss)                                                      1,862                         (1,586)

Interest expense and financing costs, net                                    5,471                          7,410
Other expense (income)                                                         770                             88
                                                               --------------------           --------------------

Income (loss) before income tax expense (benefit)                           (4,379)                        (9,084)

Income tax expense (benefit)                                                   201                         (3,452)
                                                               --------------------           --------------------

Net income (loss)                                                           (4,580)                        (5,632)

Preferred stock dividends                                                        -                         (1,613)
                                                               --------------------           --------------------

Net income (loss) applicable to common shares                             $ (4,580)                      $ (7,245)
                                                               ====================           ====================


Basic and Diluted earnings per common share:
Net income (loss)                                                    $ (458,000.00)                      $ (24.08)

Preferred stock dividends                                                        -                          (6.90)
                                                               --------------------           --------------------

Net income (loss) applicable to common shares                        $ (458,000.00)                      $ (30.98)
                                                               ====================           ====================



Weighted average common shares outstanding:
Basic                                                                          .01                          233.9
Diluted                                                                        .01                          233.9



The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                    Three months
                                                                       Ended                       Three months
                                                                   March 31, 2005                     Ended
                                                                As Restated, Note 1               March 31, 2004
                                                                ---------------------           -------------------
Cash flows from operating activities:
Net income (loss)                                                           $ (4,580)                     $ (5,632)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation                                                                     217                           212
Amortization of other intangible assets                                          111                           110
Amortization of deferred financing costs                                         527                           687
Deferred income taxes                                                            201                        (3,634)
Changes in operating assets and liabilities:
Accounts receivable, net                                                         435                         4,930
Inventories                                                                      617                        (4,582)
Other current assets                                                           2,075                         1,052
Other assets                                                                    (955)                           33
Accounts payable                                                              (3,519)                       (2,311)
Accrued expenses and other                                                    (3,799)                        6,535
Accrued pension liabilities                                                       82                          (548)
Accrued postretirement liabilities                                               (35)                          416
                                                                ---------------------           -------------------

Net cash provided by (used in) operating activities                           (8,623)                       (2,732)
                                                                ---------------------           -------------------

Cash flows from investing activities:
Capital expenditures                                                            (726)                         (182)
Restricted Cash                                                                    -                      (160,162)
Purchase of Stoker, Inc. (net of cash acquired $1,672)                             -                           (38)
                                                                ---------------------           -------------------

Net cash provided by (used in) investing activities                             (726)                     (160,382)
                                                                ---------------------           -------------------

Cash flows from financing activities:
Capital contribution from parent                                                   -                        53,751
Proceeds from revolving credit facility                                        7,400                        14,100
Proceeds from issuance of new senior notes                                         -                       200,000
Payment of financing costs                                                         -                        (5,628)
Payments on notes payable                                                          -                       (30,686)
Redemption of preferred stock                                                      -                       (65,080)
Preferred stock cash dividends                                                     -                        (1,613)
Advance to parent                                                                 30                         2,406
Loans to stockholders for stock purchases                                         (1)                            -
                                                                ---------------------           -------------------

Net cash provided by (used in) financing activities                            7,429                       167,250
                                                                ---------------------           -------------------

Net increase (decrease) in cash                                               (1,920)                        4,136

Cash, beginning of period                                                      2,346                           304
                                                                ---------------------           -------------------

Cash, end of period                                                            $ 426                       $ 4,440
                                                                =====================           ===================

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its consolidated financial statements to correct an error in accounting for income taxes. During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005.

The following tables represent the effect of the restatement on the Company's Consolidated Financial Statements for the three months ended March 31, 2005:


CONSOLIDATED BALANCE SHEET
                                                          As Previously
                                                             Reported           Adjustment          As Restated
                                                         -----------------    ----------------    ----------------
Deferred income taxes - current                            $            -      $        4,714       $       4,714
Deferred income taxes - non-current                        $            -      $        5,293       $       5,293
Accumulated deficit                                        $      (78,859)     $      (10,007)      $     (88,866)



CONSOLIDATED STATEMENT OF OPERATIONS
                                                          As Previously
                                                             Reported           Adjustment          As Restated
                                                         -----------------    ----------------    -----------------

Income tax expense                                         $            -      $          201       $          201
Net income (loss) applicable to common shares              $       (4,379)     $         (201)      $       (4,580)
Basic and Diluted earnings per common share:
  Net income (loss) applicable to common shares            $  (437,900.00)     $   (20,100.00)      $  (458,000.00)



CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          As Previously
                                                             Reported           Adjustment          As Restated
                                                         -----------------    ----------------    -----------------

Net income (loss)                                          $       (4,379)     $         (201)      $       (4,580)
Deferred income taxes                                      $            -      $          201       $          201


The following table represents the effect of the restatement on the Company's
Consolidated Balance Sheet as of December 31, 2004:


CONSOLIDATED BALANCE SHEET
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

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1.1 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2005, approximately $3.4 million relating to 2004 sales was deposited. As of March 31, 2005 and December 31, 2004, the Company has recorded approximately $14.2 million and $13.2 million, respectively, in Other assets. For the three months ended March 31, 2005, approximately $1.0 million relating to 2005 sales was recorded in Other assets.

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

         YEAR                                   REDEMPTION PRICE
         -------------------------              ----------------
         2008                                       104.625%
         2009                                       102.313%
         2010 and thereafter                        100.000%


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


9. PROVISION FOR INCOME TAXES

The Company has determined that at March 31, 2005, its ability to realize future benefits of certain net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, a valuation allowance continues to be recorded. Deferred income tax liabilities are provided relating to inventories and tax-deductible goodwill that is not amortized for financial reporting.


10. PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the three months ended March 31 are as follows (in thousands):

                                              PENSION BENEFITS                       OTHER BENEFITS
                                      --------------------------------    ------------------------------------
                                           2005              2004               2005                2004
                                      ---------------    -------------    -----------------    ---------------
Service cost                                    $ 11             $ 56                 $ 40              $ 241
Interest cost                                    194              185                   37                226
Expected return of plan assets                  (126)            (212)                   -                  -
Curtailment gain                                   -             (264)                   -                  -
Amortization of net (gain) loss                   25               28                   17                102
                                      ---------------    -------------    -----------------    ---------------
Net periodic pension cost                      $ 104           $ (207)                $ 94              $ 569
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


11. RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
    (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

THREE MONTHS ENDED MARCH 31, 2005, AS RESTATED, NOTE 1
                                                             Income             Shares             Per Share
                                                           (Numerator)       (Denominator)          Amount
                                                          --------------    ----------------    ----------------
Basic and Diluted:
Net loss                                                         (4,580)
                                                          --------------

Net income applicable to common shares                         $ (4,580)                .01       $ (458,000.00)
                                                          ==============    ================    ================



THREE MONTHS ENDED MARCH 31, 2004
                                                             Income              Shares            Per Share
                                                           (Numerator)       (Denominator)           Amount
                                                          --------------    -----------------   -----------------

Basic and Diluted:
Net loss                                                       $ (5,632)
Less: preferred stock dividends                                  (1,613)
                                                          --------------

Net income applicable to common shares                         $ (7,245)               233.9            $ (30.98)
                                                          ==============    =================   =================


On February 9, 2004, in connection with the Merger, all the common shares of the Company were cancelled. Immediately after the Merger, ten (10) shares of the Company's common stock, par value $0.01 per share, were issued and outstanding.


12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The table below presents financial information about reported segments for the three months ended March 31, 2005 and 2004, respectively (in thousands):

        FOR THE                                 MAKE             PREMIUM
  THREE MONTHS ENDED:         SMOKELESS         YOUR           MANUFACTURED
     MARCH 31, 2005            TOBACCO           OWN            CIGARETTES          OTHER        ELIMINATIONS        TOTAL
-------------------------   --------------   ------------    -----------------    ----------    ---------------   -------------
Net sales                         $ 9,835        $16,139                $ 180       $ 1,193                $ -        $ 27,347
Operating income                      574          4,112                 (985)       (1,839)                 -           1,862
Adjusted EBITDAR                    1,131          4,126                 (956)          127                  -           4,428
Assets                             58,292        278,642                2,775        33,893           (149,124)        224,478

     MARCH 31, 2004
-------------------------

Net sales                        $ 11,240        $ 9,560                 $ 16       $ 1,289                $ -        $ 22,105
Operating income                    1,665         (1,732)              (1,395)         (124)                 -          (1,586)
Adjusted EBITDAR                    4,406         (1,623)              (1,373)          (57)                 -           1,353
Assets                             72,706        274,287                2,982        12,826             53,672         416,473


The table set forth below is a reconciliation of the Company's Net income (loss) to Adjusted EBITDAR for the three months ended March 31, 2005 and 2004, respectively (in thousands):

                                                          FOR THE THREE MONTHS ENDED:
                                                                    MARCH 31
                                                        --------------------------------
                                                            2005              2004
                                                        --------------    --------------
Net income (loss), as restated                               $ (4,580)         $ (5,632)
Interest expense, net and amortization
of deferred financing fees                                      5,471             7,410
Income tax expense (benefit)                                      201            (3,452)
Depreciation                                                      217               212
Other expense                                                     770                88
LIFO adjustment                                                   225               225
Stock option compensation expense                                  30               100
Postretirement/pension expense                                    198               295
Restructuring charges                                           1,896                 -
Incentive payments in conjunction with reorganization               -             2,107
                                                        --------------    --------------

Adjusted EBITDAR                                              $ 4,428           $ 1,353
                                                        ==============    ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. All amounts have been restated to reflect this change.

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

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $1.9 million or 26.2% to $5.5 million for the three months ended March 31, 2005 as compared to the corresponding period of the prior year. This decrease was due principally to the write off of old deferred financing costs during the first quarter of 2004, relating to the recapitalization and reorganization consummated in February 2004, as more fully described in Note 3 to the Condensed Consolidated Financial Statements contained herein, partially offset by increased interest expense during the first quarter of 2005 due to higher average outstanding indebtedness also resulting from the recapitalization and reorganization consummated in February 2004.

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

Income Tax Benefit (Expense). The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2005. Tax expense of $0.2 million for the three months ended March 31, 2005 was recorded, compared to a benefit of $3.5 million for the corresponding period of the prior year. As of March 31, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the three months ended March 31, 2004 was 38.0%.

Net Income (Loss). Due to the factors described above, net loss for the three months ended March 31, 2005 was $4.6 million compared to $5.6 million for the corresponding period of the prior year.


                           LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, working capital was $11.7 million compared to $16.8 million at December 31, 2004. This decrease was the result of decreased other current assets of $2.1 million, decreased inventory of $0.6 million, decreased accounts receivable of $0.4 million, a lower cash balance of $1.9 million, an increase in the revolving credit facility of $7.4 million offset by decreased accrued liabilities of $3.8 million, decreased accounts payable of $3.5 million and decreased deferred tax liabilities of $0.1 million.

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

As more fully discussed below (under "Senior Revolving Credit Facility/New Credit Agreement") and in Note 8 to the Condensed Consolidated Financial Statements contained in Item 1 of this report the Company anticipates that it will not likely meet its fixed charge coverage ratio covenant under the New Credit Agreement for the rolling four quarter periods ending June 30, 2005 and thereafter without the contribution of additional equity into the Company.

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

For a general description of the New Credit Agreement and the Senior Revolving Credit Facility, as well as the Parent Notes and the New Senior Notes, see Notes 7 and 8 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.


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


ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. In connection with the restatement described in Note 1 to the Company's consolidated financial statements, management determined that there was a material weakness in the Company's internal control over financial reporting as of March 31, 2005, as more fully described below. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005 because of the material weakness discussed below.

Restatement of Previously Issued Consolidated Financial Statements

During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of the deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million for the year ended December 31, 2004 and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005.

The Company evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its consolidated financial statements as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005. As a result, the Company concluded that it will restate such previously issued consolidated financial statements to recognize the impact of the correction. See Note 1 - Restatement of Consolidated Financial Statements, in the notes to the consolidated financial statements included under Item 1 within this Quarterly Report on Form 10-Q/A.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information contained in Note 13 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.


ITEM 6. EXHIBITS

         10.1 Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (supersedes the Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss, attached as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 14,
                  2005) (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 16, 2005).

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




                                  NORTH ATLANTIC TRADING COMPANY, INC.

Date: August 19, 2005             /s/ Douglas P. Rosefsky
                                  -------------------------------------------
                                  Douglas P. Rosefsky
                                  Chief Executive Officer


                                  /s/ Brian C. Harriss
                                  -------------------------------------------
                                  Brian C. Harriss
                                  Chief Financial Officer

                                  EXHIBIT INDEX

No.      Description

10.1 Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (supersedes the Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 14, 2005) (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 16, 2005).

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