Form 10-Q
period 2005-09-30
NORTH ATLANTIC TRADING CO INC
filed 2005-11-14
CIK 1042787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-31931


                      NORTH ATLANTIC TRADING COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                 13-3961898
    --------------------------------                -------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

    257 Park Avenue South, New York, New York           10010-7304
   -------------------------------------------       -------------------
    (Address of Principal Executive Offices)            (Zip Code)


                                 (212) 253-8185
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10 shares of common stock, $.01 par value, as of November 12, 2005.

PART I
FINANCIAL INFORMATION

Item 1. Financial  Statements

NORTH  ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(unaudited)

                                                                                                  December 31,
                                                                                                      2004
                                                                       September 30,              As Restated,
                                                                           2005                      Note 1
                                                                      ----------------           ---------------
Current assets:
    Cash                                                              $         4,581            $        2,346
    Accounts receivable, net                                                    7,431                     7,839
    Inventories                                                                33,500                    37,959
    Other current assets                                                        4,041                     5,861
                                                                      ----------------           ---------------
       Total current assets                                                    49,553                    54,005

Property, plant and equipment, net                                             14,190                    10,771

Deferred financing costs, net                                                   9,701                     9,407

Goodwill                                                                      128,697                   128,697

Other intangible assets, net                                                    9,962                    10,293

Other assets                                                                   18,011                    15,526
                                                                      ----------------           ---------------

       Total assets                                                   $       230,114            $      228,699
                                                                      ================           ===============

Current liabilities:
    Accounts payable                                                  $         5,253            $        7,005
    Accrued expenses                                                            6,639                     4,642
    Accrued interest expense                                                    1,738                     6,274
    Deferred income taxes                                                       4,141                     4,801
    Revolving credit facility                                                       -                    14,500
                                                                      ----------------           ---------------
       Total current liabilities                                               17,771                    37,222

Senior notes and long-term debt                                               200,000                   200,000
Term loan                                                                      30,000                         -
Deferred income taxes                                                           5,869                     5,005
Postretirement benefits                                                         6,471                     6,061
Pension benefits and other long-term liabilities                                3,293                     4,013
                                                                      ----------------           ---------------

       Total liabilities                                                      263,404                   252,301
                                                                      ----------------           ---------------

Stockholder's equity:
    Common stock, voting, $.01 par value authorized shares,
     750,000; issued and outstanding shares, 10                                     -                         -
    Common stock,non-voting, $.01 par value authorized shares,
     6,000,000; issued and outstanding shares, 0                                    -                         -
    Additional paid-in capital                                                 64,095                    64,095
    Advance to parent                                                          (1,871)                   (1,961)
    Loans to stockholders for stock purchase                                      (97)                      (99)
    Accumulated other comprehensive income (loss)                              (1,364)                   (1,351)
    Accumulated deficit                                                       (94,053)                  (84,286)
                                                                      ----------------           ---------------

       Total stockholders' equity (deficit)                                   (33,290)                  (23,602)
                                                                      ----------------           ---------------

       Total liabilities and stockholders' deficit                    $       230,114            $      228,699
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


                                                                  Three months                   Three months
                                                                      Ended                          Ended
                                                               September 30, 2005             September 30, 2004
                                                               --------------------           --------------------

Net sales                                                      $            28,847            $            30,741

Cost of sales                                                               14,204                         13,775
                                                               --------------------           --------------------
    Gross profit                                                            14,643                         16,966

Selling, general and administrative expenses                                 8,564                          5,666
Restructuring charges                                                          853                              -
                                                               --------------------           --------------------
    Operating income (loss)                                                  5,226                         11,300

Interest expense and financing costs, net                                    5,547                          5,279
Other expense                                                                  851                         (5,550)
                                                               --------------------           --------------------
    Income (loss) before income tax expense (benefit)                       (1,172)                        11,571

Income tax expense (benefit)                                                   572                          4,397
                                                               --------------------           --------------------

    Net income (loss) applicable to common shares              $            (1,744)           $             7,174
                                                               ====================           ====================

Basic and Diluted earnings per common share:

    Net income (loss) applicable to common shares              $       (174,400.00)           $        717,400.00
                                                               ====================           ====================



Weighted average common shares outstanding:
    Basic                                                                      .01                            .01
    Diluted                                                                    .01                            .01

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY,  INC. AND  SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
(in  thousands except per share amounts)
(unaudited)

                                                                   Nine months                    Nine months
                                                                      Ended                          Ended
                                                               September 30, 2005             September 30, 2004
                                                               --------------------           --------------------
Net sales                                                      $            86,716            $            90,053

Cost of sales                                                               42,466                         43,094
                                                               --------------------           --------------------
    Gross profit                                                            44,250                         46,959

Selling, general and administrative expenses                                29,393                         27,032
Restructuring charges                                                        4,920                              -
                                                               --------------------           --------------------
    Operating income (loss)                                                  9,937                         19,927

Interest expense and financing costs, net                                   16,678                         19,294
Other expense                                                                2,451                         (5,037)
                                                               --------------------           --------------------
    Income (loss) before income tax expense (benefit)                       (9,192)                         5,670

Income tax expense (benefit)                                                   575                          2,155
                                                               --------------------           --------------------
    Net income (loss)                                                       (9,767)                         3,515

Preferred stock dividends                                                        -                         (1,613)
                                                               --------------------           --------------------

Net income (loss) applicable to common shares                  $            (9,767)           $             1,902
                                                               ====================           ====================

Basic earnings per common share:
    Net income (loss)                                          $       (976,700.00)           $             45.24

    Preferred stock dividends                                                    -                         (20.76)
                                                               --------------------           --------------------

    Net income (loss) applicable to common shares              $       (976,700.00)           $             24.48
                                                               ====================           ====================

Diluted earnings per common share:
Net income (loss)                                              $       (976,700.00)           $             33.44

Preferred stock dividends                                                        -                         (15.35)
                                                               --------------------           --------------------

Net income (loss) applicable to common shares                  $       (976,700.00)           $             18.10
                                                               ====================           ====================


Weighted average common shares outstanding:
Basic                                                                          .01                           77.7
Diluted                                                                        .01                          105.1

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)


                                                 Three months                   Three months
                                                     Ended                          Ended
                                              September 30, 2005             September 30, 2004
                                              --------------------           --------------------

Net income (loss)                             $            (1,744)           $             7,174

Other comprehensive income:

   Unrealized hedging gains (losses)                          (13)                             -
                                              --------------------           --------------------

Comprehensive income (loss)                   $            (1,757)           $             7,174
                                              ====================           ====================



                                                  Nine months                    Nine months
                                                     Ended                          Ended
                                               September 30, 2005             September 30, 2004
                                              --------------------           --------------------

Net income (loss)                             $            (9,767)           $             3,515

Other comprehensive income:

   Unrealized hedging gains (losses)                          (13)                             -
                                              --------------------           --------------------

Comprehensive income (loss)                   $            (9,780)           $             3,515
                                              ====================           ====================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NORTH ATLANTIC TRADING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)


                                                                    Nine months                    Nine months
                                                                       Ended                          Ended
                                                                 September 30, 2005             September 30, 2004
                                                                ---------------------           -------------------
Cash flows from operating activities:
Net income (loss)                                               $             (9,767)           $            3,515
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
    Loss on disposal of equipment                                                600                             -
    Other comprehensive income                                                   (13)                            -
    Depreciation                                                                 655                           646
    Amortization of other intangible assets                                      331                           448
    Amortization of deferred financing costs                                   1,514                         1,270
    Deferred income taxes                                                        204                         1,676
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                  408                           176
       Inventories                                                             4,459                          (924)
       Other current assets                                                    1,820                        (6,165)
       Other assets                                                           (2,485)                       (4,489)
       Accounts payable                                                       (1,752)                       (2,988)
       Accrued expenses and other                                             (2,539)                         (327)
       Accrued pension liabilities & other long-term                            (720)                       (2,260)
       Accrued postretirement liabilities                                        410                        (1,830)
                                                                ---------------------           -------------------

       Net cash provided by (used in) operating activities                    (6,875)                      (11,252)
                                                                ---------------------           -------------------

Cash flows from investing activities:
    Net additions to plant, property and equipment                            (4,674)                       (1,288)
                                                                ---------------------           -------------------

       Net cash provided by (used in) investing activities                    (4,674)                       (1,288)
                                                                ---------------------           -------------------

Cash flows from financing activities:
    Capital contribution from parent                                               -                        53,751
    Proceeds from term loan                                                   30,000                             -
    Proceeds (payments) from (to) revolving credit facility                  (14,500)                       28,500
    Proceeds from issuance of new senior notes                                     -                       200,000
    Payment of old senior notes                                                    -                      (155,000)
    Payment of financing costs                                                (1,808)                       (5,857)
    Payments on notes payable                                                      -                       (30,686)
    Redemption of preferred stock                                                  -                       (65,080)
    Preferred stock cash dividends                                                 -                        (1,613)
    Receivable from (advance to) parent                                           90                        (2,493)
    Loan repayments from stockholders for stock purchases                          2                             -
                                                                ---------------------           -------------------

       Net cash provided by (used in) financing activities                    13,784                        21,522
                                                                ---------------------           -------------------

       Net increase (decrease) in cash                                         2,235                         8,982

Cash, beginning of period                                                      2,346                           304
                                                                ---------------------           -------------------

Cash, end of period                                             $              4,581            $            9,286
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

North Atlantic Trading Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

North Atlantic Trading Company, Inc. (the "Company") previously restated its consolidated financial statements to correct an error in accounting for income taxes. During the fourth quarter of 2004, the Company and its subsidiaries provided a full valuation allowance against its net deferred tax assets. Following a review of the Company's deferred tax assets and deferred tax liabilities, the Company determined that in calculating the valuation allowance, deferred tax liabilities relating to inventories and tax-deductible goodwill had been inappropriately netted against certain deferred tax assets. It cannot be determined that the temporary differences related to inventories and goodwill will reverse during the time period in which the Company's temporary differences related to its deferred tax assets are expected to reverse or expire. Therefore, these deferred tax liabilities should not have been utilized to reduce the amount of the valuation allowance against deferred tax assets. This resulted in an understatement of the valuation allowance in the amount of these deferred tax liabilities of $9.8 million and $10.0 million as of December 31, 2004 and March 31, 2005, respectively, and an understatement of income tax expense of $9.8 million and $0.2 million for the year ended December 31, 2004 and for the three months ended March 31, 2005, respectively. The correction of this understatement has the effect of increasing deferred tax liabilities, increasing accumulated deficit and decreasing net income, with no effect on net cash flows, as of and for the year ended December 31, 2004 and as of and for the three months ended March 31, 2005.

The following table represents the effect of the restatement on the Company's Consolidated Balance Sheet as of December 31, 2004:

Consolidated Balance Sheet as of December 31, 2004
--------------------------------------------------

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature. The year-end balance sheet data, as restated and described in Note 1 above, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Subsequently, Parent issued 49,523 shares of NAHC Common Stock upon the exercise of certain warrants pursuant to a Warrant Agreement (the "Warrant Agreement"), dated June 25, 1997, between Parent (as assignee to the Company's rights and obligations under the Warrant Agreement) and The Bank of New York, as warrant agent (as successor to the United States Trust Company of New York). As of September 30, 2005, (i) 591,343 shares of NAHC Common Stock were issued and 589,176 were outstanding; and (ii) ten (10) shares of Company Common Stock were issued and outstanding.


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

In April 2005, the Company appointed Douglas P. Rosefsky (formerly Chief Financial Officer) as President and Chief Executive Officer, Thomas F. Helms, Jr. (formerly Chairman of the Board of Directors, President and Chief Executive Officer) as Executive Chairman of the Board of Directors, and Brian C. Harriss as Chief Financial Officer.

In June 2005, the Company appointed Lawrence S. Wexler (President of the Company's North Atlantic Cigarette Company, Inc., subsidiary) as Chief Operating Officer.

For the nine months ended September 30, 2005, total restructuring charges amounted to approximately $4.9 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during the remainder of 2005 and 2006.


5.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer.

SHIPPING COSTS: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $0.7 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively, and $3.0 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively.

FINANCIAL INSTRUMENTS: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company may hedge up to eighty percent of its anticipated purchases of inventory under the Bollore, S.A. master contract, denominated in Euros, over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. As of September 30, 2005, the adjustment to record the decrease in fair value relating to the forward contracts amounted to $13,000 and is recorded as other comprehensive income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are sold. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

MASTER SETTLEMENT AGREEMENT ESCROW ACCOUNT: Pursuant to the Master Settlement Agreement (the "MSA") entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states' statutes, a "cigarette manufacturer" (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company's policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year's obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2005, approximately $3.4 million relating to 2004 sales was deposited. As of September 30, 2005 and December 31, 2004, the Company has recorded approximately $16.4 million and $13.2 million, respectively, in Other assets. For the nine months ended September 30, 2005, approximately $2.5 million relating to 2005 sales was recorded in Other assets.


6.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for approximately 96% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

For the three and nine months ended September 30, 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which increased cost of goods sold and decreased net income by approximately $0.3 million and $1.0 million, respectively, as compared to $0.9 million and $0.5 million for the three and nine months ended September 30, 2004, respectively.

The components of inventories are as follows (in thousands):

                                                                    9/30/2005                    12/31/04
                                                                --------------               -------------
Raw materials and work in process                               $       3,738                $      4,246
Leaf tobacco                                                            6,714                       7,878
Finished goods - loose leaf tobacco                                     3,373                       3,069
Finished goods - MYO products                                           7,486                       8,539
Other                                                                   1,900                       2,163
                                                                --------------               -------------

                                                                       23,211                      25,895
LIFO reserve                                                           10,289                      12,064
                                                                --------------               -------------
                                                                $      33,500                $     37,959
                                                                ==============               =============

7.   NEW SENIOR NOTES

The outstanding amount of the New Senior Notes was $200.0 million as of September 30, 2005 and December 31, 2004.

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

On October 6, 2005, the Company purchased Parent Notes with an accreted book value of approximately $22.1 million (face value at maturity of approximately $29.5 million) for approximately $6.3 million in cash. The Company or Parent may, from time to time, continue to acquire and/or retire all or a portion of the Parent Notes and/or New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

Parent is dependent on the Company's cash flows to service its debt. The amount of cash interest to be paid by the Parent to third parties during the next five years is as follows: $0 in each of 2005, 2006, 2007 and March 1, 2008; $4,137 payable on September 1, 2008 and $4,137 payable on each of March 1 and September 1 thereafter, until maturity.

The advance to Parent of approximately $1.9 million at September 30, 2005, relates principally to the assumption of certain obligations, including warrants and stock options referred to above, net of deferred financing costs transferred to Parent.


8.   FINANCING AGREEMENT

On June 16, 2005, the Company refinanced its existing $35.0 million Amended and Restated Loan Agreement, dated as of February 17, 2004, by entering into a Financing Agreement (the "Financing Agreement") with various financial institutions ("Lenders") and Fortress Credit Corp., as agent for the Lenders ("Agent'). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the "Credit Facility"). As of September 30, 2005, the Company had not borrowed any monies under the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Parent and each of the Company's current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Parent's and its direct and indirect subsidiaries' current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company's option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company's secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of September 30, 2005, the interest rate on the Company's term loan was 7.2%.

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

The Financing Agreement requires the Company to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges ("EBITDAR"). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of the Company be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility.

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

Each advance under the Old Credit Agreement bore interest at variable rates based, at the Company's option, on either the prime rate plus 1% or LIBOR plus 3%. As of September 30, 2004, the interest rate on this financing was 4.8%.

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

On March 30, 2005, the Old Credit Agreement was amended to modify the fixed charge coverage ratio covenant, which after modification applied only to quarters ending June 30, 2005 and thereafter. The fixed charge coverage ratio definition was also amended to include any future cash equity contributions to the Company. In addition, the amendment changed the Old Credit Agreement maturity date from February 28, 2007 to January 31, 2006.

See Note 8 of the Condensed Consolidated Financial Statements for discussion of the June 16, 2005 Financing Agreement, the proceeds of which were used to refinance and terminate the Old Credit Agreement.


10.  PROVISION FOR INCOME TAXES

The Company has determined that at September 30, 2005, its ability to realize future benefits of certain net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes"; therefore, a valuation allowance continues to be recorded. Deferred income tax liabilities are provided relating to inventories and tax-deductible goodwill that is not amortized for financial reporting.


11.  PENSION AND POSTRETIREMENT BENEFIT PLANS

The components of Net Periodic Benefit Cost for the nine months ended September 30 are as follows (in thousands):

                                              Pension Benefits                    Other Benefits
                                      --------------------------------    ------------------------------
                                           2005              2004              2005             2004
                                      ---------------    -------------    --------------    ------------
Service cost                          $           34     $        221     $         327     $    (2,481)
Interest cost                                    589              587               356             134
Expected return of plan assets                  (552)            (711)                -               -
Amortization of net (gain) loss                   85               91               101             204
                                      ---------------    -------------    --------------    ------------
Net periodic pension cost             $          156     $        188     $         784     $    (2,143)
                                      ===============    =============    ==============    ============

The Company has a defined benefit pension plan covering substantially all of its hourly employees. Benefits for the hourly employees' plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan.

Effective June 30, 2004 and July 31, 2004, the Company froze the defined benefit retirement plan for the respective hourly employees of its three collective bargaining units. Based upon this decision, management believes that any future contributions will not be material.

Effective September 30, 2004, the Company terminated its postretirement benefit plan for its salaried employees. Accordingly, the Company recognized a reduction in the postretirement benefit plan liability of $3,811. The Company expects to contribute approximately $500 to its postretirement plan in 2005 for the payment of benefits. Plan contributions and benefits have amounted to $374 for the nine months ended September 30, 2005.


12.  RECONCILIATION OF INCOME (LOSS) PER COMMON SHARE
     (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


THREE MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------
                                                               Income              Shares              Per Share
                                                             (Numerator)         (Denominator)          Amount
                                                          ----------------     ----------------    ------------------

Basic and Diluted:
Net loss                                                           (1,744)
                                                          ----------------

Net income applicable to common shares                    $        (1,744)                 .01     $     (174,400.00)
                                                          ================     ================    ==================


THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------
                                                               Income              Shares              Per Share
                                                             (Numerator)        (Denominator)            Amount
                                                          ----------------     -----------------   ------------------

Basic and Diluted:
Net income                                                $         7,174
                                                          ----------------

Net income applicable to common shares                    $         7,174                   .01    $      717,400.00
                                                          ================     =================   ==================

NINE MONTHS ENDED SEPTEMBER 30, 2005
------------------------------------
                                                               Income              Shares                Per Share
                                                             (Numerator)        (Denominator)             Amount
                                                           ---------------     -----------------    -----------------

Basic and Diluted:
Net loss                                                           (9,767)
                                                           ---------------

Net income applicable to common shares                     $       (9,767)                  .01     $    (976,700.00)
                                                           ===============     =================    =================


NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------
                                                                Income              Shares             Per Share
                                                              (Numerator)        (Denominator)            Amount
                                                           ----------------    -----------------    -----------------

Basic:
Net income                                                 $         3,515
Less: preferred stock dividends                                     (1,613)
                                                           ----------------

Net income applicable to common shares                     $         1,902                 77.7     $          24.48
                                                           ================    =================    =================

Diluted:
Net income                                                 $        3,515
Less: preferred stock dividends                                    (1,613)
                                                           ---------------

Net income applicable to common shares                     $        1,902                 105.1     $          18.10
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

The Company also applied to the Court of Appeals for an order awarding the Company approximately $1.0 million for the difference in the expense of the original bond of $18.8 million and the subsequent reduced bond of $7.0 million and the lesser expense the Company would have incurred to bond the final $3.0 million judgment. On November 30, 2004, the Court of Appeals ruled that the application for costs should be directed to the District Court. On December 17, 2004, the Company filed this motion with the District Court.

On August 3, 2005, the District Court issued its ruling and awarded the Company approximately $1.1 million. This amount is not included in the condensed consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. No briefing schedule has been established.

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

On September 23, 2005, in Bollore S.A. v. Beydoun, CV05-1679 S, the Company and Bollore filed a complaint in the United States District Court for the Western District of Louisiana against certain individuals and companies alleging that they had engaged in a conspiracy to manufacture and distribute counterfeit Zig-Zag cigarette papers in the United States. The complaint sought, among other things, an injunction and damages. The civil case follows the conviction on federal criminal counterfeiting charges of one of the alleged participants in the conspiracy.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the "Brunson Employment Agreement") was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000 payable within the next 12 months. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc. that was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson's shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson's employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson's shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. Any liability is deemed, at this time, not to be material to the Company's Condensed Consolidated Financial Statements. No amounts have been accrued related to potential amounts payable to Mr. Brunson associated with the Stoker restructuring bonus or the requirement to repurchase his stock.

During the nine months ended September 30, 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

A&M is entitled to a fee based on improvement in the Company's financial performance as measured against the Company's 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company's 2005 Business Plan. As of September 30, 2005, no related liability or expense has been recorded relating to financial performance improvements.


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


        FOR THE                                  MAKE             PREMIUM
  THREE MONTHS ENDED:         SMOKELESS          YOUR           MANUFACTURED
   SEPTEMBER 30, 2005          TOBACCO           OWN             CIGARETTES          OTHER        ELIMINATIONS        TOTAL
-------------------------   --------------   ------------    -----------------    ----------    ---------------   -------------
Net sales                   $      11,364   $     16,233     $          54       $    1,196     $            -    $     28,847
Operating income                    2,377          3,833            (1,184)             200                  -           5,226
Assets                             76,705        286,428             4,482           22,076           (159,577)        230,114

   SEPTEMBER 30, 2004
-------------------------

Net sales                   $      11,379   $     18,059     $          42       $    1,261      $           -    $     30,741
Operating income                    4,220          7,923            (1,118)             275                  -          11,300
Assets                             71,514        285,572             4,100           23,247           (117,285)        267,148

        FOR THE                                  MAKE             PREMIUM
   NINE MONTHS ENDED:         SMOKELESS          YOUR           MANUFACTURED
   SEPTEMBER 30, 2005          TOBACCO           OWN            CIGARETTES          OTHER        ELIMINATIONS         TOTAL
-------------------------   --------------   ------------    -----------------    ----------    ---------------   -------------

Net sales                  $       32,907   $     49,770      $        385       $    3,654     $            -    $     86,716
Operating income                    2,636         10,128            (3,342)             515                  -           9,937
Assets                             76,705        286,428             4,482           22,076           (159,577)        230,114

   SEPTEMBER 30, 2004
-------------------------

Net sales                  $       35,341   $     50,764      $        165       $    3,783     $            -    $     90,053
Operating income                   10,259         13,207            (3,624)              85                  -          19,927
Assets                             71,514        285,572             4,100           23,247           (117,285)        267,148


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



                              RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Sales. Net sales for the three months ended September 30, 2005 were $28.8 million, a decrease of $1.9 million or 6.2% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the three months ended September 30, 2005 were $11.4 million which were flat compared to the corresponding period of the prior year. Despite a price increase in the Company's premium brands, overall net sales reflected no increase due to a continuing decline in the segment coupled with a product mix shift from premium to value brands.

Net sales of the Company's MYO segment decreased $1.8 million or 10.1% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales decreased $3.4 million or 26.5% from the corresponding period of the prior year due to the Company's continuing efforts to reduce trade inventories. The MYO cigarette tobaccos and related product sales increased $1.6 million or 29.2% in comparison to the corresponding period of the prior year due in part to a price increase instituted during June 2005.

Gross Profit. Gross profit for the three months ended September 30, 2005 totaled $14.6 million, a decrease of $2.3 million or 13.7% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment increased $0.3 million or 5.4% from the corresponding period of the prior year. Gross margin for this segment increased to 52.8% of net sales for the current period from 50.0% in the corresponding period of the prior year due to a price increase instituted during June 2005.

Gross profit of the MYO segment for the current period decreased $2.5 million or 23.1% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment decreased to 50.2% of net sales for the current period in comparison to 58.7% for the corresponding period of the prior year. This decrease in gross margin was due principally to a product mix shift from premium cigarette papers to MYO cigarette tobaccos and related products. Further, gross profit decreased as a result of continuing efforts to reduce trade inventories.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended September 30, 2005 were $8.6 million, an increase of $2.9 million or 51.1% in comparison to the corresponding period of the prior year. Of this increase, $2.9 million resulted from income recognized in the third quarter of 2004 due to the termination of the salaried employee postretirement benefit. In addition, there was an increase in 2005 of $0.7 million relating to compensation expense, offset by decreased travel of $0.5 million and other expenses of $0.2 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs increased $0.3 million or 5.0% to $5.5 million for the three months ended September 30, 2005 as compared to the corresponding period of the prior year. This increase was primarily due to interest expense related to the $30.0 million term loan entered into on June 16, 2005.

Other Expense (Income). Other expense was $0.9 million for the three months ended September 30, 2005 as compared to other income of $5.6 million during the corresponding period of the prior year. Other expense of $0.9 million relates principally to the write-off of equipment no longer used in the manufacturing operations of the business. Other income of $5.6 million relates principally to non-recurring legal related recoveries received during the third quarter of 2004.

Restructuring Charges. For the three months ended September 30, 2005, total restructuring charges amounted to approximately $0.9 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005 and 2006.

Income Tax Benefit (Expense). The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2005. Tax expense of $0.6 million was recorded for the three months ended September 30, 2005 relating to amortization of deferred taxes on inventories and tax-deductible goodwill, and state income taxes, compared to an expense of $4.4 million for the corresponding period of the prior year. As of September 30, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the three months ended September 30, 2004 was 38.0%.

Net Income (Loss). Due to the factors described above, net loss for the three months ended September 30, 2005 was $1.7 million compared to net income of $7.2 million for the corresponding period of the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Sales. Net sales for the nine months ended September 30, 2005 were $86.7 million, a decrease of $3.3 million or 3.7% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period decreased $2.4 million or 6.9% from the corresponding period of the prior year. Despite a price increase in the Company's premium brands instituted during June 2005, overall net sales decreased due to a continuing decline in the segment coupled with a product mix shift from premium to value brands.

Net sales of the Company's MYO segment decreased $1.0 million or 2.0% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales decreased $3.2 million or 9.4% from the corresponding period of the prior year due to the Company's continuing efforts to reduce trade inventories. The MYO cigarette tobaccos and related product sales increased $2.2 million or 13.4% in comparison to the corresponding period of the prior year due in part to a price increase instituted during June 2005.

Gross Profit. Gross profit for the nine months ended September 30, 2005 totaled $44.3 million, a decrease of $2.7 million or 5.8% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment decreased $1.4 million or 8.0% from the corresponding period of the prior year. Gross margin for this segment decreased to 48.4% of net sales for the current period from 49.0% in the corresponding period of the prior year due to several factors, including increased manufacturing costs per case coupled with an increase in case sales of lower margin products.

Gross profit of the MYO segment for the current period decreased $1.9 million or 6.7% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment decreased to 52.6% of net sales for the current period in comparison to 55.3% for the corresponding period of the prior year. This decrease in gross margin was due principally to a product mix shift from premium cigarette papers to MYO cigarette tobaccos and related products. Further, gross profit decreased as a result of continuing efforts to reduce trade inventories.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2005 were $29.4 million, an increase of $2.4 million or 8.7% in comparison to the corresponding period of the prior year. Of this increase, $2.9 million resulted from income recognized in the third quarter of 2004 due to the termination of the salaried employee postretirement benefit. In addition, there was an increase in 2005 of $1.7 million relating to compensation expense, offset by $2.1 million employee incentive payments made in February 2004 and other expense of $0.1 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs decreased $2.6 million or 13.5% to $16.7 million for the nine months ended September 30, 2005 as compared to the corresponding period of the prior year. This decrease related principally to the write off of old deferred financing costs of approximately $1.6 million during the first nine months of 2004, relating to the recapitalization and reorganization consummated in 2004 and $1.4 million relating to decreased interest expense during the first nine months of 2005 due to lower average outstanding indebtedness resulting from the recapitalization and reorganization consummated in 2005, partially offset by the write off of deferred financing costs of approximately $0.4 million relating to the Senior Revolving Credit Facility which was refinanced during June 2005.

Other Income (Expense). Other expense was $2.5 million for the nine months ended September 30, 2005 as compared to other income of $5.0 million during the corresponding period of the prior year. Other expense of $2.5 million relates primarily to the write-off of equipment no longer used in the manufacturing operations of the business and expenses incurred relating to counterfeiting during 2005. Other income of $5.0 million relates principally to non-recurring legal related recoveries received during the third quarter of 2004.

Restructuring Charges. For the nine months ended September 30, 2005, total restructuring charges amounted to approximately $4.9 million, including, but not limited to, severance and separation expenses, A&M fees and other non-recurring expenses. The Company anticipates incurring additional expenses relating to the restructuring during 2005 and 2006.

Income Tax Benefit (Expense). The Company has determined that at December 31, 2004, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No. 109, "Accounting for Income Taxes". Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2005. Tax expense of $0.6 million was recorded for the nine months ended September 30, 2005 relating to amortization of deferred taxes on inventories and tax-deductible goodwill, and state income taxes, compared to an expense of $2.2 million for the corresponding period of the prior year. As of September 30, 2005, a valuation allowance continues to be recorded. The effective income tax rate for the nine months ended September 30, 2004 was 38.0%.

Net Loss. Due to the factors described above, net loss for the nine months ended September 30, 2005 was $9.8 million compared to net income of $3.5 million for the corresponding period of the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, working capital was $31.8 million compared to $16.8 million at December 31, 2004, as restated. This increase was the result of a decrease in the revolving credit facility of $14.5 million, a higher cash balance of $2.2 million, a decrease in accounts payable of $1.8 million, a decrease in accrued liabilities of $2.5 million, and a decrease in deferred taxes of $0.7 million offset by decreased inventory of $4.5 million, a decrease in accounts receivable of $0.4 million and decreased other current assets of $1.8 million.

For the nine months ended September 30, 2005, net cash used in operating activities was $6.9 million compared with $11.3 million in the corresponding period of the prior year. This change was due primarily to reductions in inventory and Other current assets, offset by the net loss.

For the nine months ended September 30, 2005, net cash used in investing activities was $4.7 million (including $1.2 million relating to deposits recorded in Other current assets in 2004) compared with $1.3 million in the corresponding period of the prior year. This change was due to an increase in capital expenditures. The Company believes that its net additions to property, plant and equipment relating to the Stoker integration, purchasing of certain manufacturing equipment and the continuing investment in data and related systems for 2005 will be approximately $5.0 million.

For the nine months ended September 30, 2005, net cash provided by financing activities was $13.7 million compared with $21.5 million in the corresponding period of the prior year. This change was due primarily to the February 2004 refinancing and the June 2005 refinancing under the Financing Agreement.

The Company expects to be able to fund its seasonal working capital requirements through its operating cash flows and, if needed, borrowings under the Financing Agreement. As of September 30, 2005, the Company had not borrowed pursuant to its $55.0 million revolver under the Financing Agreement.

On June 16, 2005, the Company refinanced its Old Credit Agreement by entering into the Financing Agreement. See Note 8 to the Condensed Consolidated Financial Statements included herein for a description of the Financing Agreement, which description is incorporated herein by reference. The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the "Credit Facility"). As of September 30, 2005, the Company had not borrowed any monies under the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes, including the purchase of Parent Notes.

On October 6, 2005, the Company purchased Parent Notes with an accreted book value of approximately $22.1 million (face value at maturity of approximately $29.5 million) for approximately $6.3 million in cash. The Company or Parent may, from time to time, continue to acquire and/or retire all or a portion of the Parent Notes and/or New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

Parent is dependent on the Company's cash flows to service its debt. The amount of cash interest to be paid by the Parent to third parties during the next five years is as follows: $0 in each of 2005, 2006, 2007 and March 1, 2008; $4,137 payable on September 1, 2008 and $4,137 payable on each of March 1 and September 1 thereafter, until maturity.


CONTRACTUAL OBLIGATIONS
-----------------------

Certain contractual obligations are summarized in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 under the heading "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of September 30, 2005, with the exceptions of the term loan under the Financing Agreement and the payoff of the Senior Revolving Credit Facility in connection with the June 2005 refinancing (see Note 8 to the Condensed Consolidated Financial Statements contained herein) and the forward contracts entered into as more fully described in Item 3, Quantitative and Qualitative Disclosures about Market Risk, there have been no material changes outside the ordinary course of our business in such contractual obligations from December 31, 2004.


FORWARD-LOOKING STATEMENTS
--------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, there have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from what was previously disclosed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

The Company purchases inventory from Bollore, payable in Euros, on terms of net 45 days. Accordingly, exposure exists to potentially adverse movement in foreign currency rates (Euros). In addition, Bollore provides contractual relief against significant currency fluctuations in its agreement with the Company. While the Company does not use derivative financial instruments for speculative trading purposes, it hedges its foreign currency exposure through the purchase of forward contracts.

As of September 30, 2005, the Company has forward contracts outstanding of approximately 6.1 million Euros. A one percent fluctuation in the Euro vs. U.S. Dollar exchange rate would result in a gain or loss on Euro denominated accounts payable of approximately $0.1 million with a corresponding gain or loss to the forward contracts.


ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005, and has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2005 because of the material weakness in the Company's internal control over financial reporting discussed below under "Internal Control Over Financial Reporting."

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has determined that, as of December 31, 2004, it had a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company's 2004 annual and first quarter 2005 consolidated financial statements. In addition this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

REMEDIATION PLAN

During the fiscal quarter ended September 30, 2005, the Company has taken remedial steps to eliminate this material weakness, including engaging the services of an independent public accounting firm with appropriate levels of income tax accounting knowledge and expertise to assist in the review of complex tax matters. As of September 30, 2005, these remediation efforts, and the Company's evaluation of its internal controls over the valuation of deferred income tax assets, are continuing.

CHANGES IN INTERNAL CONTROL

Other than as discussed in the preceding paragraph, there has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.







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

                                    NORTH ATLANTIC TRADING COMPANY, INC.


Date: November 14, 2005             /s/ Douglas P. Rosefsky
                                    --------------------------------------------
                                    Douglas P. Rosefsky
                                    Chief Executive Officer

                                    /s/ Brian C. Harriss
                                    --------------------------------------------
                                    Brian C. Harriss
                                    Chief Financial Officer

                                  EXHIBIT INDEX

  No.     Description
  ---     -----------

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