Form 10-K
period 2005-12-31
NORTH ATLANTIC TRADING CO INC
filed 2006-04-03
CIK 1042787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

3029 WEST MUHAMMAD ALI BOULEVARD, LOUISVILLE, KENTUCKY 40212

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (502) 778-4421

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐.

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of March 29, 2006, the only class of voting or non-voting common equity issued and outstanding was the Registrant’s Voting Common Stock, par value $.01 per share, 100% of which was owned by North Atlantic Holding Company, Inc. There is no trading market for the Voting Common Stock. As of March 29, 2006, 10 shares of the Registrant’s Voting Common Stock, par value $.01 per share, were outstanding.

North Atlantic Trading Company, Inc.

2005 Form 10-K Annual Report

i

PART I

Item 1. Business

Overview

North Atlantic Trading Company, Inc. (the “Company”) is a holding company which owns National Tobacco Company, L.P. (“NTC”), North Atlantic Operating Company, Inc. (“NAOC”), North Atlantic Cigarette Company, Inc. (“NACC”), National Tobacco Finance Corporation, Fred Stoker & Sons, Inc., RBJ Sales, Inc. and Stoker, Inc. (collectively, “Stoker”). NTC is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States, selling its products under the Beech-Nut®, Trophy®, Havana Blossom®, Durango®, Stoker™, Our Pride™, and other brand names. NAOC is the largest importer and distributor in the United States of premium cigarette papers and related products, which are sold under the ZIG-ZAG® brand name pursuant to an exclusive long-term distribution agreement with Bolloré, S.A. NAOC also manufactures and distributes Make-Your-Own (“MYO”) cigarette tobaccos under the ZIG-ZAG®, Stoker No. 2™, Old Hillside™, and other brand names, pursuant to its trademarks. NACC markets and distributes ZIG-ZAG Premium Cigarettes.

Evolution of the Company

The Company’s principal executive offices are located at 3029 West Muhammad Ali Boulevard, Louisville, Kentucky 40212, and its telephone number is (502) 778-4421.

In 1988, Thomas F. Helms, Jr., Executive Chairman of the Company, and an investor group led by Lehman Brothers formed NTC to acquire the smokeless tobacco division of Lorillard Tobacco Company (“Lorillard”). Lorillard had manufactured and sold the popular Beech-Nut brand of loose leaf chewing tobacco since 1897.

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

On November 17, 2003, the Company consummated the acquisition of Stoker. Through the acquisition, the Company acquired the Stoker family of brands and the related business operations, including the equipment used to manufacture and package the Stoker products. The Stoker family consists of loose leaf chewing tobacco products and MYO tobacco and related products, as well as a number of moist snuff and pipe tobacco brands. The Company also acquired the Stoker catalog business which principally sells tobacco products.

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

Recent Events

On January 19, 2005, the Company engaged the firm of Alvarez & Marsal, LLC (“A&M”), a global professional services firm specializing in providing turnaround management, restructuring and corporate advisory services, and appointed Mr. Douglas P. Rosefsky, a Managing Director of A&M, as Interim Chief Financial Officer upon the resignation of the Company’s former Chief Financial Officer. On April 11, 2005, Mr. Rosefsky was appointed President and Chief Executive Officer of the Company, replacing Thomas F. Helms, Jr. in such capacities, and Mr. Brian C. Harriss was appointed Senior Vice President and Chief Financial Officer of the Company. Mr. Helms continued as Executive Chairman of the Company, focusing on the Company’s general business strategies, strategic alliances, joint ventures, acquisitions and licensing arrangements. On June 8, 2005, shortly after Mr. Robert Milliken, Jr. resigned from the positions of President and Chief Operating Officer of NTC and NAOC, Mr. Lawrence S. Wexler, who had previously served as President and Chief Operating Officer of NACC, was appointed Chief Operating Officer of the Company overseeing all marketing, sales, customer service and manufacturing functions in the Company and its operating subsidiaries.

On June 16, 2005, the Company refinanced its existing $35.0 million Amended and Restated Loan Agreement, dated as of February 17, 2004, by and among JP Morgan Chase Bank, N.A., as agent, Parent, the Company and its subsidiaries by entering into a Financing Agreement (the “Financing Agreement”) among the Parent, the Company and its subsidiaries, the financial institutions from time to time party thereto as lenders, and Fortress Credit Corp., as agent for the Lenders. The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company and its subsidiaries will use the revolving credit facility for working capital requirements and other general corporate purposes.

Business Strategy

The Company’s business strategy is to grow, both internally and through acquisitions, by responsibly marketing its products to adult consumers and by complying with all applicable laws, regulations and statutes. The Company intends to (i) capitalize on the strong brand identities of its products with a focus on product linkages and extensions; and (ii) improve the sales, marketing and operating efficiencies of its subsidiaries. The Stoker acquisition improved its product offerings to distributors, retailers and consumers. Through the elimination of certain administrative costs, the achievement of certain manufacturing efficiencies and through growth in distribution, the Company expects to increase its sales and cash flows. In addition, the Company has strategies for each of its product groups that are designed to maintain and improve their profitability.

Expand the Company’s leadership position in the premium cigarette papers business. Building upon its exclusive long-term distribution and license agreement with Bolloré in the United States and Canada, the Company seeks to expand its market-leading ZIG-ZAG premium cigarette papers brand. The Company is focused on increasing the distribution of its existing lines of premium cigarette papers products in underserved channels and markets.

Enhance the profit contribution of the Company’s loose leaf chewing tobacco segment. Historically, the Company has maintained the profit contribution of its loose leaf chewing tobacco segment by offsetting volume declines with price increases and by controlling costs. With the addition of the Stoker products, which target the value–oriented category of the loose leaf chewing tobacco market, the Company seeks to slow its historical trend of volume declines. In addition, the Company believes it can expand sales of Stoker’s value-oriented products by offering them through the Company’s current distribution network. The Company also expects to further improve profitability through manufacturing cost efficiencies by effecting certain capital expenditures in its manufacturing facility in Louisville, Kentucky.

Continue to benefit from the growth in the MYO tobacco and related products market. MYO tobacco and related products currently enjoy a price advantage over manufactured cigarettes, primarily due to a lower level of federal and state excise taxation on MYO tobacco and the higher level of Master Settlement Agreement (“MSA”) compliance costs associated with manufactured cigarettes. Other countries, such as the United Kingdom and Canada, indicate a strong correlation between rising manufactured cigarette prices and increasing consumption of MYO tobacco and related products. In 1999, the Company launched the industry’s first fully-integrated MYO line of products, comprised of smoking tobaccos, tubes, injectors and starter kits under the ZIG-ZAG brand. The Company expanded its portfolio of MYO tobacco and related products by acquiring the Stoker brands. The Company believes its existing portfolio of ZIG-ZAG premium MYO tobacco and related products, supplemented by the acquired Stoker portfolio of value-oriented MYO tobacco and related products, will allow it to continue to benefit from the growth trend in this market.

Assess the market opportunities for the Company’s ZIG-ZAG Premium Cigarette. During September 2003, the Company began a highly focused launch of a premium manufactured cigarette under the ZIG-ZAG Premium Cigarette brand. The Company has introduced the product in a number of test markets since this date and is currently assessing its opportunities in the cigarette market.

Maintain lean, low cost culture. The Company’s most significant cost of goods sold, other than federal excise taxes, are tobacco and packaging. The Company monitors these costs and has relationships with multiple suppliers to maintain competitive pricing. The Company operates an efficient manufacturing operation that currently requires a modest level of capital expenditures. The Company maintains a lean corporate staff and an operating company culture that seeks to minimize the overhead costs associated with its operations.

Industry and Markets

The Company currently competes in three distinct markets within the overall tobacco industry: (1) the smokeless tobacco market, which includes loose leaf chewing tobacco; (2) the MYO products market, which is comprised of premium cigarette papers and MYO tobaccos and related products; and (3) the premium cigarette category of the manufactured cigarette market. The Company believes that the tobacco industry is characterized by non-cyclical demand, relative brand loyalty, meaningful barriers to entry, defined channels of distribution, modest capital expenditure requirements, relatively high profit margins, generally stable wholesale prices and the ability to generate consistent free cash flows.

Smokeless Tobacco

Smokeless tobacco products, including loose leaf chewing tobacco, have a long, established tradition of use in the United States. An estimated 7.8 million Americans are regular users of smokeless tobacco products, according to the U.S. Department of Health and Human Services. The smokeless tobacco market is composed of the five product categories listed below:

•	Moist Snuff: Moist snuff made from dark, air-cured tobacco that is aged, flavored, finely ground and packaged.

•	Loose Leaf Chewing Tobacco: Loose leaf chewing tobacco is typically made from air-cured leaf tobacco, using both domestic and imported tobaccos, that is aged, flavored and packed in foil pouches.

•	Plug Chewing Tobacco: Plug chewing tobacco is made from air-cured leaf tobacco, which is heavily flavored and pressed into small bricks or blocks.

•	Twist Chewing Tobacco: Twist chewing tobacco is made of dark, air-cured tobacco, which is twisted into strands that are dried and packaged like a dry, pliable rope.

•	Dry Snuff: Dry snuff is a very finely ground, powdered tobacco product, which is sometimes flavored and is packaged in a variety of containers.

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

According to information provided by the former Smokeless Tobacco Council, manufacturers’ sales for the smokeless tobacco market increased to $2.371 billion in 2004 from $1.7 billion in 1995, representing a 9-year compound annual growth rate of 3.8%. The increase in sales is primarily related to an increase in manufacturers’ sales of moist snuff, which grew to $1.96 billion in 2004 from $1.3 billion in 1995, representing a compound annual growth rate of 4.7%. In contrast to the growth of moist snuff sales, there has been a decline in manufacturers’ sales of chewing tobacco products, including loose leaf chewing tobacco.

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

The Company estimates it has a current share of approximately 18.0% of the loose leaf chewing tobacco market. The other three principal competitors in the loose leaf chewing tobacco product category, together with the Company, represented nearly all of the loose leaf chewing tobacco category in the United States in 2005. The Company’s market share and those of its principal competitors in the loose leaf chewing tobacco products market have remained relatively consistent over the past five years, with Swedish Match North America, Inc. holding an approximate 43% market share; Conwood Corporation, an approximate 33% market share; and Swisher International, Inc., an approximate 6% market share.

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

Premium Cigarette Papers. The production and sale of premium cigarette papers long preceded the invention of machine-made mass manufactured filtered cigarettes and cigarette tubes. Overall market sales of premium cigarette papers have been historically stable and during the past six years have benefited to a slight degree from the increasing growth of MYO tobacco and related products, which has been offset by substitute product offerings.

There are two principal paper categories: premium, interleaved paper and discount “flat” or non-interleaved paper. Premium cigarette papers are made primarily from rice, flax or combinations of other natural fibers. Characteristics used to distinguish various papers include size, stability and cut, all of which affect the ease of making your own cigarettes, and variations of material and flavor, which impact taste. Premium cigarette papers are sold in interleaved booklets in various sizes and are also segmented by price and quality.

The Company’s principal competitors in the premium cigarette paper market are Republic Tobacco L.P., which markets JOB®; Robert Burton Associates, Inc., a wholly-owned subsidiary of Imperial Tobacco Group plc, which markets EZ Wider®; and VCT B.V., which markets the Bambu® brand. While market information is not officially compiled, the Company estimates that it, together with these three companies, collectively have a market share in excess of 95% of the premium cigarette papers market. A.C. Nielsen syndicated data for convenience stores indicate that the Company’s Zig-Zag is the #1 brand and commands a 46% unit share of the premium cigarette paper market.

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

The other principal U.S. competitors in the MYO tobacco and related products market are Republic Tobacco, L.P., and its TOP Tobacco, L.P. subsidiary, which markets the Top® brand; and Lane Limited, a subsidiary of Reynolds America, which markets the Bugler® and Kite® brands. Many other companies also compete in this market, such as Peter Stokkebye International A/S, which markets the Bali Shag® brand through a distribution agreement with Commonwealth Brands, and Santa Fe Natural Tobacco Company Inc., a Division of Reynolds America, which markets the Natural America Spirit® brand.

MYO tobacco and related products are typically sold through mass merchandisers, chain and independent convenience stores, tobacco outlets, food stores and chain and independent drug stores. Some retailers purchase MYO tobacco and related products direct from manufacturers although most purchase through wholesale distributors. MYO tobacco products are subject to escrow deposits as an NPM under the MSA.

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

Overall industry volumes have decreased at a compound annual rate of 2.5% from 1995 to 2004. Competition is primarily based on brand recognition, consumer loyalty, distribution, retail display and promotion, quality and price. Meaningful market share shifts among the major manufacturers require significant discounting and other marketing expenses, however, the MSA contains provisions limiting the ability of OPMs and SPMs to market and advertise cigarettes.

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

Loose Leaf Chewing Tobacco

Loose leaf chewing tobacco is made from aged, air-cured tobacco, which is processed and flavored and then packaged in foil pouches. Loose leaf chewing tobacco products can be broadly characterized as either full-flavored or mild. According to Company estimates, in 2004, full-flavored products accounted for approximately 75% of the loose leaf volume and mild flavored products comprised an estimated 25%. The Company sells its loose leaf chewing tobacco products under the Beech-Nut, Trophy, Havana Blossom and Durango brand names. The Beech-Nut brands are available in two flavors: Regular and Wintergreen. Beech-Nut Regular is a full-flavored product, which the Company believes is ranked third in market share in both the full-flavored loose leaf chewing tobacco category, and in the overall loose leaf chewing tobacco market. Beech-Nut Wintergreen was introduced in 1979 and has the largest market share of any premium flavored loose leaf brand. The Company introduced its Trophy brand into the mild product category in 1992. The Company’s Havana Blossom brand is a regional brand, sold primarily in West Virginia, Pennsylvania and Ohio. Its Durango brand, which was introduced in March 1998, is a nationally distributed value brand.

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

The Company sells its premium cigarette papers under the ZIG-ZAG brand. Although premium cigarette papers are sold in a variety of different widths and styles, the Company’s primary styles are its standard width ZIG-ZAG White and ZIG-ZAG 1 1/4 sized French Orange premium cigarette papers. Other premium paper products sold under the ZIG-ZAG name are Kutcorners, which are designed for easier hand-rolling; — 1 1/2 sized; king-sized; and double-wide.

The Company’s MYO tobacco products include its ZIG-ZAG Classic American Blend and its recently acquired Stoker’s Number 2 and Old Hillside brands of value-oriented MYO tobaccos, both of which appeal to the price-conscious consumer. Stoker’s Number 2 was the first brand of MYO tobacco to be sold in 16 oz. bags, thus contributing to the growth of the value-oriented category.

Premium Cigarettes

During September 2003, the Company introduced a new, premium manufactured cigarette under the ZIG-ZAG brand in the cities of Dallas, Los Angeles, Miami and Seattle. The product has been in these and a number of other test markets since this date and the Company is currently assessing its historic and current test market results and its opportunities in the cigarette market.

Other Products

In connection with the Stoker acquisition, the Company acquired the Stoker catalog business, which principally sells tobacco and tobacco related products.

Sales and Marketing

The Company has a nationwide sales and marketing organization of approximately 115 people. In December 2005, the Company reorganized and realigned its sales and marketing functions to create a unified sales and marketing group, remapped its sales territories to improve the selling effort and focus upon priority markets and sales channels, and increased supervision and efficiencies. The Company has focused and will continue to focus its sales efforts for both its loose leaf chewing tobacco and MYO products on both wholesale distributors and retail merchants in the independent and chain convenience store, drug store and mass merchandising channels as well as the food store and tobacco outlet channels.

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

The majority of ZIG-ZAG premium cigarette papers promotional activity is at the wholesale distributor level and consists of distributor promotions, trade shows and trade advertising, although the Company has begun some consumer oriented promotions. The MYO smoking tobaccos and related products promotional activity is more focused at the retail level with spending on point-of-sale displays and at the consumer level with price-off promotions, primarily through the use of coupons.

The Company provides to its distributor customers, for redistribution to retailers, point-of-sale materials such as posters, pole signs, display racks and counter top and floor displays. The Company also produces marketing materials for use by distributors and their direct sales force to promote the sale of its products to their retail customers. The Company responsibly focuses its marketing efforts on adult consumers and is committed to full legal compliance in the sale and marketing of its products.

The Company’s largest customers, COD Company and the McLane Company, accounted for approximately 12.91% and 8.37%, respectively, of its net sales in 2005. The loss of either of these customers could have a material adverse effect on the results of operations, financial position and cash flows of the Company. The Company does not believe that the loss of any other customer would have a material effect on the results of operations, financial position or cash flows of the Company either in the intermediate or long term.

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

The Distribution Agreements establish the purchase pricing mechanism for premium cigarette papers through December 31, 2009, which allows certain adjustments to reflect increases in the U.S. and Canadian Consumer Price Indices and to account for material currency fluctuations. The Distribution Agreements provide that, in order to assure each of the parties commercially reasonable profits in light of inflationary trends and currency translation factors, prior to December 31, 2004 and each fifth-year anniversary from such date thereafter, the parties would enter into good faith negotiations to agree on an index and currency adjustment formula to replace the index and formula currently in effect. If the parties are unable to agree, the dispute is to be submitted to binding arbitration. The Company and Bolloré have agreed on January 1, 2005 to extend the existing pricing mechanisms for a new five year term.

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

Each of the Distribution Agreements was entered into on November 30, 1992. Each of the U.S. Distribution Agreement and the Canada Distribution Agreement was for an initial twenty year term commencing on the date of such agreement and will be renewed automatically for successive twenty year terms unless terminated in accordance with the provisions of such agreement. Each of the Distribution Agreements permits Bolloré to terminate such agreement (i) if certain minimum purchases (which, in the case of the U.S. Distribution Agreement and the Canada Distribution Agreement have been significantly exceeded in recent years) of premium cigarette paper booklets have not been made by the Company for resale in the jurisdiction covered by such agreement within a calendar year; (ii) if the Company assigns such agreement without the consent of Bolloré (other than certain permissible assignments to wholly owned subsidiaries of the Company); (iii) upon a change of control of NAOC or any parent of NAOC without the consent of Bolloré; (iv) upon certain acquisitions of equity securities of NAOC or any parent of NAOC by a competitor of NAOC or certain investments by significant stockholders of the Company in a competitor of NAOC; and (v) certain material breaches, including NAOC’s agreement not to promote, directly or indirectly, premium cigarette paper or premium cigarette paper booklets of a competitor. Additionally, the Canada Distribution Agreement is terminable by either NAOC or Bolloré upon the termination of the U.S. Distribution Agreement.

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

Raw Materials, Product Supply and Inventory Management

Loose Leaf Chewing Tobacco

NTC’s loose leaf chewing tobacco is produced from air-cured leaf tobacco. Each of the Company’s brands has its own unique tobacco blend. NTC utilizes tobaccos grown domestically in Pennsylvania and Wisconsin as well as those imported from countries such as Argentina, Brazil, France, Germany, Indonesia, Italy, and the Philippines. Management does not believe that it is dependent on any single country source for tobacco. Pursuant to agreements with NTC, Lancaster Leaf Tobacco Company of Pennsylvania, a wholly owned subsidiary of Universal Corporation (“Lancaster”), (i) purchases and processes tobacco on an exclusive basis, (ii) stores tobacco inventory purchased on behalf of NTC and (iii) generally maintains a 12- to 24-month supply of NTC’s various tobacco types at their facilities. The Company has given Lancaster notice that is does not intend to renew that agreement which expires in November 2006. The Company is currently in negotiations with Lancaster and other leaf companies concerning entering into a new agreement. NTC generally maintains up to a two-month operating supply of tobacco at its manufacturing facilities in Louisville, Kentucky.

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

Premium Cigarettes

To date, the Company has outsourced the manufacture of its ZIG-ZAG Premium Cigarettes. The Company purchases all of the raw materials used in the manufacture of its ZIG-ZAG Premium Cigarettes, including the tobacco, papers, filters and packaging, and arranges for the raw materials to be delivered to the contract manufacturer who then assembles the finished product under the Company’s supervision. Similar to the Company’s arrangement with Lancaster Leaf Tobacco Company of Pennsylvania for its loose leaf chewing tobacco products, Blending Services International, Inc., a wholly-owned subsidiary of Universal Corporation, has been the exclusive purchaser of the tobacco used in its ZIG-ZAG Premium Cigarettes. Kentucky Cut Rag, LLC processes the tobacco, and the Company stores the processed tobacco in its Louisville, Kentucky facility. The Company generally maintains a one-year supply of tobacco at its Louisville facility. The Company obtains the other raw materials for its ZIG-ZAG Premium Cigarettes from various other sources. The Company is not dependent on one single source for any of its other raw materials.

The manufacturing agreement for the Company’s ZIG-ZAG Premium Cigarettes provides that the contract manufacturer will manufacture the Company’s requirements for the product on an “as-needed” basis. This contract was terminated on March 8, 2006. The Company completed the purchase of cigarette manufacturing equipment in 2005 and established a small cigarette manufacturing facility in Frankfort, KY, although this operation did not produce any finished product for commercial sale in 2005. The Company is currently assessing its cigarette operation.

Manufacturing

The Company’s NTC subsidiary manufactures its loose leaf chewing tobacco products at its manufacturing facility in Louisville, Kentucky. They also contract for the manufacture of their premium cigarette papers, cigarette tubes, rolling and injector machines, MYO smoking tobaccos and ZIG-ZAG Premium Cigarettes. In the case of its MYO smoking tobacco products, the subsidiaries complete the processing of and packaging of these products at their manufacturing facility in Louisville. The Company consolidated its manufacturing operations into its Louisville manufacturing facility in 2004, eliminating its manufacturing facility in Dresden Tennessee. The Company believes that its production capabilities, quality control procedures, research and development activities and overall facilities and equipment are adequate for its projected operations.

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

The Company spent approximately $664,000, $521,000 and $577,000 on its research and development and quality control efforts for the years 2005, 2004 and 2003, respectively.

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

Competition

The Company, through NTC and Stoker, is the third largest manufacturer and marketer of loose leaf chewing tobacco in the United States. The other three principal competitors in the loose leaf chewing tobacco segment, which, together with the Company, generate approximately 98% of this segment’s sales, are Swedish Match North America, Inc., Conwood Corporation and Swisher International Group Inc. Management believes that moist snuff products are used interchangeably with loose leaf products by many consumers and, as a result, US Smokeless Tobacco Company, the largest manufacturer of moist snuff (and of all smokeless tobacco products when taken as a whole) is also a significant competitor. As indicated above under “Industry and Markets,” sales of discount moist snuff have grown over the past decade while sales of loose leaf have declined during that same period. In addition, the Company’s three principal competitors in the loose leaf chewing tobacco segment also manufacture and market moist snuff.

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

The Company’s principal competitors in the MYO segment are Republic Tobacco, L.P., in conjunction with its TOP Tobacco, L.P. subsidiary, and Lane Ltd, a division of Reynolds America, Inc., the third largest cigarette company in the United States. Many other companies also compete in this segment, including Peter Stokkebye International A/S, which has licensed its distribution to Commonwealth Brands, and Santa Fe Natural Tobacco, a Division of Reynolds America Inc. These competitors, unlike the Company, all are granted “protected share” under the cigarette MSA which allows them to avoid a substantial amount of their payment obligations under that agreement and avoid making additional “equity assessment” payments in Michigan, Utah and Alaska. The Company does not have protected share and therefore is at an economic disadvantage with respect to those competitors. (See “State Attorney General Settlement Agreements”.)

The Company’s primary competitors in the manufactured cigarette market are the three “majors”: Philip Morris USA, Inc., the brands of which accounted for approximately 51% of all cigarette sales in the United States in 2005; R.J. Reynolds Tobacco Company Inc., the brands of which accounted for 30%; and Lorillard Tobacco Company, the brands of which account for approximately 9%, as well as Commonwealth Brands and Vector Group Ltd. (the parent company of Liggett Group Inc.), the brands of which collectively account for approximately 4%.

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

Employees

As of March 13, 2006, the Company employed a total of 289 full-time employees. With the exception of 106 manufacturing employees, none of the Company’s employees are represented by unions. The unionized employees are covered by three collective bargaining agreements. Two of these agreements, covering 104 employees, will expire in January 2008. The other agreement, covering two employees, will expire in April 2008.

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

In 2004, Congress passed a federal buyout program for tobacco farmers. The costs associated with the quota buy-out will be borne by all importers and domestic manufacturers selling any form of tobacco product sold in the US. The buy-out provides for a $10 billion payment to farmers over a 10 year period, with payments based on a calculation of assessed market share in each tobacco product segment. Payments under the buyout scheme will be assessed quarterly on manufacturers beginning March 31, 2005 and ending March 31, 2015. The buyout assessment rates per unit for the Company’s primary business categories through December 2005 are projected within the following range by the US Department of Agriculture: Loose Leaf, $0.0249 - $0.0288 per pound; MYO, $0.1054 - $0.1324 per pound; Cigarettes, $0.0023 - $0.0028 per cigarette.

In recent years, a variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the tax deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, additional warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration; (v) increase tobacco excise taxes; (vi) regulate the burning propensity of cigarettes; and (vii) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been enacted by Congress. Future enactment of such proposals or similar bills, depending upon their content, could have a material adverse effect on the results of operations or financial condition of the Company.

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

Non-Participating Manufacturers

Each of the states which are parties to the MSA, except for a few territories, has enacted a statute as provided for in the MSA to address manufacturers that do not participate in the MSA. The statutes require that any cigarette manufacturer or any MYO tobacco manufacturer that is not a signatory to the MSA make payments into an escrow fund to cover possible future liabilities to the relevant Settling State. The payment required by an NPM under the state statutes is calculated on a per cigarette or a cigarette equivalent basis for MYO. Some smaller manufacturers who were not a party to the state litigation against the OPMs have chosen to remain outside the MSA and operate as escrow compliant NPMs.

The Company was not a party to the state litigation against the OPMs. The Company has chosen to participate as an escrow compliant NPM. As of December 31, 2005, the Company had deposited approximately $14.2 million into an escrow fund to maintain state-by-state compliance.

Under the escrow statutes, NPMs pay the lesser of the rates stated in the statutes or the amount that the NPM would have paid had it been a hypothetical SPM under the MSA. Recent legislation adopted in some 44 states has eliminated the share provision of the escrow state that allowed an NPM to recover any overpayment it may have made under the NPM allocable share formula. Since the payment calculations (to a state as an SPM or to an escrow account as an NPM) had been different, the payment to escrow could have been smaller on a unit basis than the payment to the MSA would be, depending on the state in which the NPM marketed its cigarettes. As a result of this change in the legislation, an NPM must now escrow an amount almost equivalent to the amount a similarly situated SPM must pay under the MSA payment formula.

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

In 2004, Michigan, Utah and Alaska passed new legislation that places additional payment obligations on NPM products sold in these states. In addition to making escrow payments, NPM’s must now make an additional advance payment on cigarette and MYO sales based on anticipated cigarette or MYO sales in the state. These ‘equity assessment’ payments range from $3.50 to $5.00 per carton on manufactured cigarettes, and $1.22 to $1.50 per pound of MYO tobacco. Such equity assessments limit the ability of NPM’s to compete against OPM’s and SPM’s that are not required to make these additional payments in these states. The Michigan statute is currently subject to a NPM legal challenge from Carolina Tobacco Company. The Company currently sells MYO products in the above states.

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

In 2003, the State of Minnesota enacted a new statute requiring non-signatory companies to the Minnesota tobacco settlement to pay an ‘equity assessment’ on all cigarette products sold in the State. The statute does not extend to MYO products, and is currently subject to a legal challenge by the Council of Independent Tobacco Manufacturers of America. The Company does not currently sell manufactured cigarette products in the state of Minnesota. In 2005, the states of Texas, Florida and Mississippi all considered but rejected similar equity assessments on non-signatory companies. The Company does sell in cigarettes in Florida and Texas.

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

On January 6, 2004, the United States Court of Appeals for the Second Circuit issued an opinion in which it concluded, under the allegations in that case, that the MSA and associated escrow legislation could be construed as an output cartel and that it would not be protected under the Noerr-Pennington doctrine. The case was remanded to the district court for further proceedings. Freedom Holdings Inc. v. Spitzer, 357 F.3d 205, rehearing denied, 363F.3d 149 (2d Cir. 2004). The District Court held hearings and issued a ruling, holding on a motion for a preliminary injunction that the MSA was not an illegal cartel, but that certain New York legislation extending the reach of the MSA was illegal under the antitrust laws. Identical statutes have been passed in many of the MSA states. New York State elected not to appeal that ruling. On appeal, the Second Circuit affirmed the District Court’s denial of a preliminary injunction but remanded the case for further proceedings.

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

Similarly, in Grand River Enterprises, Six Nations, Ltd. V. Pryor, 425 F.3d 158 (2d Cir.2005), involving constitutional, antitrust and statutory challenges to the escrow statute and complementary legislation, the trial court dismissed all claims but the antitrust claim and dismissed non-New York defendants for lack of personal jurisdiction. The Second Circuit affirmed in part and reversed in part. The court reversed on personal jurisdiction, finding that personal jurisdiction could be obtained over all of the settling states in New York based on the execution of the MSA in New York. The court affirmed the dismissal of the plaintiffs’ Indian Commerce Clause, due process and equal protection claims, but reversed the dismissal of the plaintiffs’ dormant commerce clause claim. Thus, the court found that the plaintiffs’ complaint had stated valid commerce clause and antitrust claims in challenging the escrow statute and MSA.

Additionally, the Competitive Enterprise Institute (“CEI”), a private organization that supports free business enterprise principals, has filed suit in Louisiana (A B Coker et al vs. State of Louisiana), alleging that the MSA is unconstitutional because it violates the Compact Clause of the US Constitution: “No State shall, without the Consent of Congress…enter into any Agreement or Compact with another State (Article I, Section 10).” CEI argued that the Compact Clause was meant to prevent states from collectively encroaching on federal power or ganging up on other states. CEI claims the MSA has set up a national government/tobacco cartel that harmed consumers and small businesses by increasing cigarette prices and restricting competition. If successful, the CEI case could fundamentally challenge the legal basis upon which the MSA has been able to operate to date.

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

Cigarettes are also subject to substantial and increasing excise taxes. On January 1, 2002, the federal excise tax included in the price of cigarettes increased by $2.50 to $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). Additional excise taxes, which are levied upon and paid by the distributors, are also in effect in the 50 states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from $.07 to $2.55 per package of 20 cigarettes. Future enactment of increases in federal excise taxes on the Company’s ZIG-ZAG Premium Cigarettes could adversely affect demand for them and have a material adverse effect on the Company’s results of operations, financial position and cash flows. In addition, further increases in state and local excise taxes could affect demand for the Company’s cigarettes. The Company is unable to predict the likelihood of passage or magnitude of future increases in excise taxes.

Environmental Regulations

The Company believes that it is currently in substantial compliance with all material environmental regulations and pollution control laws.

Other

Additional information in response to Item 1 can be found in Note 23 (Segment Information) to the Consolidated Financial Statements.

Item 1A. Risks Factors

Risks Related to Legal and Regulatory Compliance

Manufacturers and sellers of tobacco products are subject to regulation at the federal, state and local levels. Such regulations include, among others, labeling requirements, limitations on advertising, and prohibition of sales to minors. The trend in recent years has been toward increased regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by any federal, state or local legislative or regulatory body, nor can there be any assurance that any such legislation or regulation would not have a material adverse effect on our financial position, results of operations or cash flows.

The tobacco industry has experienced and is experiencing significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes for injuries allegedly caused by smoking or by exposure to smoke. However, several lawsuits have been brought against manufacturers and sellers of smokeless tobacco for injuries to health allegedly caused by use of smokeless tobacco. Typically, such claims assert that use of smokeless tobacco is addictive and causes oral cancer. As discussed in Note 21 to the Consolidated Financial Statements included herein, the Company was named as a defendant in such a lawsuit. There can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our financial position, results of operations or cash flows or that additional lawsuits will not be brought against us.

Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”). To our knowledge, the signatories to the MSA include 49 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In our opinion, the fundamental basis for each agreement is the states’ consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

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

Various states have enacted or proposed complementary legislation intended to curb the activity of certain manufacturers and importers of cigarettes that are selling into MSA states without signing the MSA or who have failed to properly establish and fund a qualifying escrow account. To the best of our knowledge, no such statute has been enacted which could inadvertently and negatively impact the Company, which has been and is currently fully compliant with all applicable laws, regulations and statutes, but there can be no assurance that the enactment of any such complementary legislation in the future will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2005, the Company has recorded approximately $17,599 in Other assets. This amount is comprised of approximately $14.2 million which represents amounts on deposit plus approximately $0.1 million interest earned thereon and approximately $3.2 million pertaining to amounts to be deposited by April 15, 2006 relating to 2005 sales. During 2005, approximately $4.7 million was deposited into a qualifying escrow account. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a judgment against the Company. The investment vehicles available to the Company are limited to low risk government securities.

Risks Related to Industry

The Company is subject to substantial and increasing regulation which could adversely affect demand for its tobacco products.

A wide variety of federal, state and local laws limit the advertising, sale and use of tobacco products, in particular cigarettes, and these laws have proliferated in recent years. For example, television and radio advertisements of cigarette products have been prohibited since 1971, and many local laws prohibit smoking in restaurants and other public places. Private businesses have also adopted regulations which prohibit or restrict, or are intended to discourage, smoking. Companies subject to the MSA and other state settlement agreements generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing its brand names and various other advertising and marketing techniques to sell their cigarettes. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of cigarette products. Additional restrictions may be legislatively imposed or agreed to in the future. Recent proposals have included limiting tobacco advertising to black-and-white, text-only advertisements. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including us, to launch new premium brands in those states party to the MSA. For example, three states have enacted legislation that imposes additional fees or taxes on the products of companies which have not entered into state tobacco settlements.

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission. Since 1986, other proposals have been made at both the federal, state and local levels for additional regulation of smokeless tobacco products and it is likely that additional proposals will be made in future years.

Recently proposed federal, state and local regulations on tobacco products have included increased regulation of the manufacturing and marketing of tobacco products by new or existing federal and state agencies, the requirement of additional warning notices, a ban or further restriction on all advertising and promotion, ingredients disclosure requirements, sampling and advertising bans or restrictions, increasing the minimum purchase age and the disallowance of advertising and promotion expenses as deductions under federal tax law. These proposals, if implemented, could adversely affect demand for the Company’s products and have a material adverse effect on its results of operations, financial position and cash flows.

The U.S. Food and Drug Administration has also sought regulatory authority over tobacco products and has indicated that, if Congress enacts legislation granting such authority, it would likely promulgate regulations which may severely restrict the manufacture, distribution and sale of tobacco products and may require compliance with a wide range of labeling, reporting, record keeping, manufacturing and other requirements, among other things. These types of regulations, if implemented, could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Competition from other tobacco companies could adversely affect the Company.

The tobacco industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or improve or maintain a brand’s market position. Rival firms aggressively seek to limit the distribution of other companies’ products, both at the wholesale and retail levels. If rival firms were able to limit the Company’s distribution it could adversely affect its plans to increase the distribution of certain of the Company’s products and otherwise adversely affect its results of operations, financial position and cash flows.

The Company’s primary competition for our MYO tobacco and related products comes from a number of other manufacturers of MYO tobacco and related products and, from a pricing standpoint, from U.S. manufacturers of discount cigarettes, as well as from importers of cigarettes manufactured in foreign countries. The Company’s primary competition for its Zig-Zag Premium Cigarette brand comes from the “major” cigarette manufacturers. The Company’s smokeless tobacco products compete with major smokeless tobacco manufacturers. Many of the Company’s competitors have substantially greater financial, manufacturing, marketing and other resources than its does and in many cases have a more established presence in the market than it does. The Company cannot assure you that in the face of this competition the Company’s existing products will maintain their market position or grow or that its new products, such as the Company’s Zig-Zag Premium Cigarettes, will gain market acceptance. A decrease in sales of the Company’s existing products or the incurrence of expenses to launch new products which are not ultimately accepted could have a material adverse effect on its results of operations, financial position and cash flows.

Sales of tobacco products are generally expected to continue to decline, which could have a material adverse effect on the Company’s revenues and cash flows.

As a result of restrictions on advertising and promotions, funding by the “major” cigarette manufacturers of smoking prevention campaigns, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups, and other factors, the overall U.S. markets for cigarette and smokeless tobacco products have generally been declining in terms of volume of sales, and are expected to continue to decline. The Company has similarly experienced a decline in sales of its loose leaf chewing tobacco products. Further, while some sales volume declines have been offset by higher prices, there can be no assurance that price increases can be sustained. A decline in the Company’s sales could have a material adverse effect on its results of operations, financial position and cash flows.

Increased excise taxes on tobacco products could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Smokeless tobacco products are subject to federal excise tax, and the federal excise tax on them has increased three times over the last decade. Most recently, on January 1, 2002 the federal excise tax on loose leaf chewing tobacco was increased to $0.195 per pound from $0.17 per pound. Also on January 1, 2002, the federal excise tax on premium cigarette paper was increased to $0.0122 from $0.0106 per fifty papers, the federal excise tax on cigarette tubes was increased to $0.0244 from $0.0213 per fifty tubes and the federal excise tax on MYO tobacco was increased to $1.0969 from $0.9567 per pound. Future enactment of increases in federal excise taxes on the Company’s smokeless tobacco products and on MYO products could have a material adverse effect on demand for them and on its results of operations, financial position and cash flows. Smokeless tobacco products are also subject to certain state and local excise taxes. The state excise taxes generally range from 2% to 129% of the wholesaler’s or the manufacturer’s list price of the smokeless tobacco product. Any enactment of new state or local excise taxes or an increase in existing excise taxes on the Company’s smokeless tobacco products could have a material adverse effect on demand for them and on its results of operations, financial position and cash flows.

Cigarettes are also subject to substantial and increasing excise taxes. On January 1, 2002, the federal excise tax included in the price of cigarettes increased by $2.50 to $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). Additional excise taxes, which are levied upon and paid by the distributors, are also in effect in the 50 states, the District of Columbia and many municipalities. Various states have proposed, and certain states have recently passed, increases in their state tobacco excise taxes. The state taxes generally range from $.025 to $2.05 per package of 20 cigarettes. Future enactment of increases in federal or state excise taxes on the Company’s Zig-Zag Premium Cigarettes could adversely affect demand for them and have a material adverse effect on its results of operations, financial position and cash flows. The Company is unable to predict the likelihood of passage or magnitude of future increases in excise taxes.

The Company may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.

Consumer health concerns and changes in regulations are likely to require us to introduce new products or make substantial changes to existing products. For example, New York State enacted legislation in 2002 which went into in effect in June, 2004, requiring that cigarette manufacturers reduce the ignition propensity of their products. The Company cannot assure you that it will be able to meet the requisite standards without adversely affecting the Company’s profitability and without adversely affecting the taste of its product, or otherwise reducing consumer acceptance. Similarly, the Company believes that there will be increasing pressure from public health authorities to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. The Company may not be able to develop a reduced risk product that is acceptable to public health authorities and consumers in a cost-effective manner, or at all. Costs associated with developing new products and technologies, as well as the inability to develop acceptable products in response to competitive conditions or regulatory requirements, could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Risks Related to the Company’s Business

Infringement of the Company’s intellectual property may affect its results of operations, financial position and cash flows.

The Company currently relies on trademark and other intellectual property rights to establish and protect its brand names and logos. Third parties have in the past, and may in the future, infringe on these trademarks and other intellectual property rights. In particular, in the past few years the Company has incurred substantial litigation costs prosecuting distributors of infringing and counterfeit Zig-Zag premium cigarette papers in the United States. Despite the Company’s attempts to ensure that its intellectual property rights are protected, third parties may take actions that could materially and adversely affect the Company’s rights or the value of its intellectual property. Any litigation concerning the Company’s intellectual property rights, whether successful or unsuccessful, could result in substantial costs to it and diversions of its resources. Expenses related to protecting the Company’s intellectual property rights, the loss or compromise of any of these rights or the loss of revenues as a result of infringement could have a material adverse effect on its results of operations, financial position and cash flows.

The outcome of material litigation, if determined adversely to the Company, could have a material adverse effect on its results of operations, financial position and cash flows.

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

On August 3, 2005, the District Court issued its ruling and awarded the Company approximately $1.1 million. This amount is not included in the condensed consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. The Company and Republic are currently involved in court sponsored mediation. No briefing schedule has been established.

The Company received a complaint, filed on February 21, 2006, Top Tobacco, LP, an affiliate of Republic Tobacco, filed a complaint against North Atlantic Operating Company, Inc., a subsidiary of the Company, alleging that the Company’s use of the phrase “Fresh-Top Canister” on the side of its ZIG-ZAG CLASSIC AMERICAN BLEND cigarette tobacco infringes, damages and violates Top Tobacco’s TOP trademark for tobacco. Top Tobacco requests injunctive relief and unquantified royalties and damages. The Company intends to vigorously defend the claim and believes that it has strong defenses to the claims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse event.

The Company has been named as a defendant in a number of other legal proceedings, including claims brought by individual plaintiffs alleging tobacco-related injuries. It is not possible to predict with certainty the outcome of the litigation pending against us. The Company also may be subject to additional claims in the future. Specifically, the tobacco industry and, in particular, the manufactured cigarette market, is subject to pervasive litigation. If any of the Company’s current or future litigation is determined adversely, it could have a material adverse effect on its results of operations, financial position and cash flows.

The departure of key management personnel could adversely affect the Company’s operations.

The Company’s success depends upon the continued contributions of its senior management, including Douglas P. Rosefsky, President and Chief Executive Officer, Lawrence S. Wexler, Chief Operating Officer and Brian C. Harriss, Chief Financial Officer. Although the Company has entered into employment agreements with Mr. Wexler and Mr. Harriss, the loss of the services of any or all of them could have a material adverse effect upon its business.

The Company’s failure to manage growth could adversely affect its business.

The Company’s strategy includes continued expansion, where possible, of its current loose leaf chewing tobacco and MYO cigarette businesses as well as leveraging and building its existing distribution network to grow its presence in the MYO tobacco and related products market and penetrate the premium segment of the manufactured cigarette market. Failure to manage this growth could have a material adverse effect on its results of operations, financial position and cash flows.

The Company is subject to risks inherent in new product development initiatives.

The Company has made and plans to continue to make significant investments in new product development projects. The Company launched a new Zig-Zag Premium Cigarette in September 2003. The launch of the Zig-Zag Premium Cigarette subjects us to increased levels of risk, uncertainties and contingencies, including the challenges inherent in new product development. The Company’s testing of the Zig-Zag Premium Cigarette was limited to only certain test markets. Zig-Zag Premium Cigarettes may not be ultimately accepted by adult smokers and may not prove to be a commercially successful product.

The Company may be unsuccessful in maintaining the consumer brand loyalty of its products.

Brands are a very significant element in a tobacco company’s value. Brand loyalty for tobacco products has historically been high, with a consumer’s brand loyalty enduring for a long time. The Company believes that is has a strong brand portfolio of smokeless tobacco products, premium cigarette papers and other MYO tobacco and related products. The

Company’s continued success depends in part on its ability to protect and improve its brands continuously and on its ability to preserve the consumer’s loyalty to these brands. There can be no assurance that branding by the Company’s competitors will not be successful in persuading consumers of its products to switch to competitors’ products, which could have a material adverse effect on its results of operations, financial position and cash flows.

The Company may face delays in obtaining tobacco, other raw materials and finished products manufactured for the Company.

The Company does not grow or purchase from growers any of the raw tobacco products used in manufacturing its loose leaf chewing tobacco. Although the Company has entered into purchasing and processing agreements with Lancaster Leaf Tobacco Company of Pennsylvania, Inc. (“Lancaster”) for this tobacco, the agreement with Lancaster expires on December 31, 2006, there can be no guarantee that the Company will be able to meet product demands in a timely manner or that it will be able to find an alternate tobacco supplier if Lancaster is unable to or does not meet the Company’s supply needs and/or a new agreement with Lancaster or an alternative supplier is not established. In the event that the Company is unable to meet product demands, its customers may seek to fulfill their supply needs by purchasing competing brands, which in turn would reduce the Company’s market share and could have a material adverse effect on its results of operations, financial position and cash flows.

Historically, the Company’s MYO cigarette operations consisted solely of the marketing and distribution of finished MYO premium cigarette papers, as well as finishing the processing of and packaging, marketing and distributing its rag or cut MYO tobaccos and other tobacco related products. In connection with the Stoker acquisition, the Company acquired the equipment used to manufacture and package the Stoker brands of MYO tobacco. The Company does not manufacture any of its premium cigarette paper products and have entered into an agreement with Bolloré for the long-term supply of finished premium cigarette paper and other related products. Pursuant to the distribution and license agreements with Bolloré, under normal conditions, the Company must purchase these products only from Bolloré. In turn, Bolloré is required by the distribution and license agreements to provide the Company with the quantities of these products that it desires. Bolloré has from time to time been unable to produce and supply the Company with sufficient quantities of cigarette tubes and injectors due, in part, to the rapid growth in its sales of those products. Although the Company has put in place certain safeguards including the maintenance by it of a supply of inventory, and by Bolloré of a two-month supply of immediately available safety stock inventory at a public warehouse in the United States, and the ability under certain circumstances to sell Zig-Zag premium cigarette papers which are purchased from sources other than Bolloré, there can be no guarantee that the Company’s supplies of these products will be adequate for its projected needs.

There can be no guarantee that the Company will be able to meet product demands in a timely manner or that it will be able to find an alternate supplier if Bolloré is unable to or does not meet the Company’s supply needs. In the event that the Company is unable to meet product demands, its customers may seek to fulfill their supply needs by purchasing competing brands, which in turn would reduce the Company’s market share and could have a material adverse effect on its results of operations, financial position and cash flows.

The Company’s principal stockholder can exercise significant influence over it and his interests may conflict with that of its investors.

The Company is privately held, and Thomas F. Helms Jr., Executive Chairman of the Board, has beneficial ownership of approximately 78.3% of the parent’s outstanding shares of common stock (before giving effect to the exercise of certain outstanding warrants). Pursuant to a stockholders’ agreement to which Mr. Helms is a party, together with all of the Company’s other management stockholders, Mr. Helms has the ability to elect all of the members of its Board of Directors. Accordingly, Mr. Helms’ interests may conflict with that of the Company’s investors, as stockholders and bondholders may have divergent interests.

The Company employee base includes manufacturing personnel covered by collective bargaining agreements.

As of March 13, 2006, the Company employed a total of 289 full-time employees including 106 manufacturing employees represented by unions. The unionized employees are covered by three collective bargaining agreements. Two of these agreements, covering 104 employees will expire in January 2008. The other agreement, covering two employees, will expire in April 2008. A material discontinuation in the production of finished goods related to labor relations issues could reduce the Company’s sales, market position and cash flow.

Risks Related to the New Senior Notes

On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of senior notes (the “New Senior Notes”) by the Company, (2) the entering into of an amended and restated loan agreement that provided a $50.0 million senior secured revolving credit facility to the Company (which agreement was amended on January 19, 2005 to reduce the revolving credit facility to $35.0 million) and (3) the concurrent sale of $97.0 million aggregate principal amount at maturity of senior discount notes of Parent. The New Senior Notes are senior unsecured obligations of the Company, mature on March 1, 2012 and are guaranteed on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries. On June 16, 2005, the Company refinanced the $35.0 million amended and restated loan agreement by entering into a Financing Agreement, which consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. Indebtedness under the Financing Agreement is guaranteed by each of the Company’s current and future direct and indirect subsidiaries, and is secured by a first perfected lien on all of the Company’s and its direct and indirect subsidiaries’ current and future assets and properties. For a more detailed description of the refinancings, the New Senior Notes and the Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Liquidity and Capital Requirements.”

The Company’s substantial debt could adversely affect its results of operations, financial position and cash flows and prevent the Company from fulfilling its obligations under the New Senior Notes.

The Company has a substantial amount of debt outstanding. As of December 31, 2005, the Company had approximately $230.0 million of debt outstanding and the Parent had an additional accreted value of $33.2 million of debt outstanding.

The Company’s leverage could have important consequences to the holders of the New Senior Notes. For example, it could:

•	make it more difficult for the Company to satisfy its obligations with respect to the New Senior Notes or other debt;

•	increase its vulnerability to competitive pressures and to general adverse economic or market conditions;

•	require the Company to dedicate a substantial portion of its cash flow from operations to servicing debt, reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit its flexibility in planning for, or reacting to, changes in its business and industry; and

•	limit its ability to obtain additional sources of financing.

The Company may incur additional debt in the future, which could increase the noteholders’ credit risk.

As of December 31, 2005, the Company had approximately $55.0 million available for borrowing under its revolving credit facility. Although the Company’s Credit Facility and the indenture governing the New Senior Notes restrict the Company and its restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. If the Company or its subsidiaries incur additional debt, the risks that the Company and its subsidiaries now face as a result of its leverage could intensify.

The Company’s operations will be substantially restricted by the terms of its debt, which could adversely affect its operating and financing flexibility.

The Company’s Credit Facility and the indenture governing the New Senior Notes include a number of significant restrictive covenants. These covenants restrict, among other things, its ability to:

•	incur additional debt;

•	pay dividends on its capital stock or repurchase its capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by its restricted subsidiaries to the Company;

•	incur liens; and

•	sell certain assets or merge with or into other companies.

These restrictions could limit the Company’s ability to plan for or react to market conditions or to meet capital requirements.

The Company’s Credit Facility contains financial covenants that require us to maintain compliance with specified financial ratios, which are described below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the Liquidity and Capital Requirements section. The Company’s ability to comply with these covenants and requirements may be affected by events beyond its control, and the Company may have to curtail some of its operations and growth plans to maintain compliance.

The Company’s failure to comply with the covenants contained in its Credit Facility, the indenture governing the New Senior Notes or other debt instruments, including as a result of events beyond the Company’s control, could result in an event of default that could cause debt to be accelerated.

If the Company is not able to comply with the covenants and other requirements contained in its Credit Facility, the indenture governing the New Senior Notes or other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under the Company’s other debt instruments. The Company could be prohibited from accessing additional borrowings and the holders of the defaulted debt could declare amounts outstanding with respect to that debt to be immediately due and payable. The Company cannot be certain that its assets or cash flow would be sufficient to fully repay borrowings under its outstanding debt instruments or that the Company would be able to refinance or restructure the payments on those debt instruments. Even if the Company were able to secure additional financing, it may not be available on favorable terms.

The New Senior Notes are unsecured and thus subordinated to the Company’s secured debt.

The Company’s obligations under the New Senior Notes, and the obligations of the subsidiary guarantors under their respective guarantees, are unsecured. As a result, the New Senior Notes are subordinated to all of the Company and the subsidiary guarantors’ secured debt to the extent of the collateral securing that debt. As of December 31, 2005, the Company had approximately $30.0 million of secured debt outstanding, which represents the Company’s and its subsidiaries’ obligations under its term loan facility. The Company’s obligations under the Credit Facility are secured by substantially all of the Company’s and its subsidiaries’ assets. In the event that the Company is not able to pay amounts due under the Credit Facility, the lenders could proceed against the collateral securing that debt. In that event, any proceeds received upon a realization of the collateral would be applied first to amounts due under the Company’s Credit Facility before any proceeds would be available to make payments on the New Senior Notes. If there is a default, the value of this collateral may not be sufficient to repay both the lenders under its Credit Facility and the holders of the New Senior Notes.

Under specific circumstances, federal and state statutes allow courts to void guarantees and require noteholders to return payments received from guarantors.

Although the guarantees provide the noteholders with a direct claim against the assets of the Company’s subsidiary guarantors, under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims with respect to a guarantee could be subordinated to all other debts of that guarantor. In addition, a court could void any payments by that guarantor pursuant to its guarantee and require those payments to be returned to the guarantor or to a fund for the benefit of the other creditors of the guarantors.

The court might take these actions if, among other things, it found that when a subsidiary executed its guarantee (or, in some jurisdictions, when it became obligated to make payments under its guarantee):

•	the guarantor received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee; and

•	the guarantor

(i) was (or was rendered) insolvent by the incurrence of the debt;

(ii) was engaged or about to engage in a business or transaction for which its assets constituted unreasonably small capital; or

(iii) intended to incur, or believed that it would incur, obligations beyond its ability to pay as those obligations matured.

A court would likely find that a subsidiary received less than fair consideration or reasonably equivalent value for its guarantee to the extent that it did not receive direct or indirect benefit from the issuance of the New Senior Notes. A court could also void a guarantee if it found that the subsidiary issued its guarantee with actual intent to hinder, delay or defraud creditors.

Although courts in different jurisdictions measure solvency differently, in general, an entity would be deemed insolvent if the sum of its debts, including contingent and unliquidated debts, exceeds the fair value of its assets, or if the present fair salable value of its assets is less than the amount that would be required to pay the expected liability on its debts, including contingent and unliquidated debts, as they become due.

If a court voided a subsidiary’s guarantee, it could require that noteholders return any amounts previously paid under the guarantee. If any subsidiary’s guarantee were voided, noteholders would retain their rights against the Company and any other subsidiary guarantors, although there is no assurance that those entities’ assets would be sufficient to pay the New Senior Notes in full.

The Company may not be able to satisfy its obligations to the noteholders upon a change of control.

In the event of a change of control, the Company will be required to offer to purchase all of the outstanding New Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. It is possible that the Company will not have sufficient funds at the time of the change of control to make the required repurchase of the New Senior Notes or that restrictions in its Credit Facility may not allow such repurchases. The Company’s failure to purchase the New Senior Notes would be a default under the indenture governing the New Senior Notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2005, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 702,513 square feet. Of this footage, approximately 600,000 square feet are owned and 102,513 square feet are leased.

To provide a cost-efficient supply of products to its customers, the Company maintains centralized management of manufacturing and nationwide distribution facilities. The Company’s two manufacturing and distribution facilities are located in Louisville, Kentucky and Dresden, Tennessee.

The following table describes the principal properties of the Company as of December 31, 2005:

Location	Principal Use	Square Feet	Owned or Leased
New York, NY	Corporate administrative office	11,513	Leased

Louisville, KY	Manufacturing, R&D, warehousing, distribution and administration	600,000	Owned

Dresden, TN	Catalog distribution facility	76,000	Leased
Frankfort, KY	Future cigarette manufacturing	15,000	Leased

Item 3. Legal Proceedings

Litigation with Republic Tobacco

On July 15, 1998, North Atlantic Operating Company, Inc. (“NAOC”) and National Tobacco Company, L.P. (“NTC”), which are subsidiaries of the Company, filed a complaint (the “Kentucky Complaint”) against Republic Tobacco, Inc. and its affiliates (“Republic Tobacco”) in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own (“RYO”) premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco’s use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC’s point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco’s RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

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

On August 3, 2005, the District Court issued its ruling and awarded the Company approximately $1.1 million. This amount is not recorded in the consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. The Company and Republic are currently involved in mediation discussions. No briefing schedule has been established.

On February 21, 2006, Top Tobacco, LP, an affiliate of Republic Tobacco, filed a complaint against North Atlantic Operating Company, Inc., a subsidiary of the Company, in the Federal District Court for the Northern District of Illinois, alleging that the Company’s use of the phrase “Fresh-Top Canister” on the side of its ZIG-ZAG CLASSIC AMERICAN BLEND cigarette tobacco infringes, damages and violates Top Tobacco’s TOP trademark for tobacco. Top Tobacco requests injunctive relief and unquantified royalties and damages. The Company intends to vigorously defend the claim and believes that it has strong defenses to the claims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse event.

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

On September 23, 2005, in Bolloré S.A. v. Beydoun, CV05-1679 S, the Company and Bolloré filed a complaint in the United States District Court for the Western District of Louisiana against certain individuals and companies alleging that they had engaged in a conspiracy to manufacture and distribute counterfeit Zig-Zag cigarette papers in the United States. The complaint sought, among other things, an injunction and damages. The civil case follows the conviction on federal criminal counterfeiting charges of one of the alleged participants in the conspiracy. Discovery has commenced.

Litigation Related to Alleged Personal Injury

West Virginia Complaints. Trial of the West Virginia complaints against the smokeless tobacco defendants has been postponed indefinitely, as described below. On October 6, 1998, NTC was served with a summons and complaint on behalf of 65 individual plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Kelly Allen, et al. v. Philip Morris Incorporated, et al. (Civil Action Nos. 98-C-240l). On November 13, 1998, NTC was served with a second summons and complaint on behalf of 18 plaintiffs in an action in the Circuit Court of Kanawha County, West Virginia, entitled Billie J. Akers, et al. v. Philip Morris Incorporated et al. (Civil Action Nos. 98-C-2696 to 98-C-2713). The complaints are identical in most material respects. In the Allen case, the plaintiffs have specified the defendant companies for each of the 65 cases. NTC is named in only one action. One Akers plaintiff alleged use of an NTC product, alleging lung cancer.

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

In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482). On August 19, 2004, the Korene Lantz lawsuit was voluntarily dismissed by the plaintiff against all defendants including NTC. The Donald Nice lawsuit was dismissed on July 18, 2005 against all defendants including NTC for failure of the plaintiff to follow the case management order.

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

By opinion dated December 2, 2005, the Supreme Court of Appeals of West Virginia completed its review of a certified question arising from the trial court’s initial trial plan that had been established to resolve claims against the cigarette manufacturer defendants. The Supreme Court of West Virginia determined that the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003), did not preclude a trial plan in which phase I of the plan would decide certain elements of liability and a punitive damages multiplier and Phase II would decide each plaintiff’s entitlement to compensatory damages and punitive damages based upon the multiplier determined in Phase I. The action has been remanded to the circuit court to fashion a new trial plan for the consolidated cases. The trial court has not yet formulated a new trial plan with regard to the claims against the cigarette manufacturer defendants. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed. While the Company intends to defend these cases vigorously should they ever go to trial, and believes it has strong defenses, no assurances can be given the Company would prevail. If the Company were not to prevail, the result could be a material adverse event.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000, which was paid in bi-weekly installments from January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc., which was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. Any liability is deemed, at this time, not to be material to the Company’s Condensed Consolidated Financial Statements. No amounts have been accrued related to potential amounts payable to Mr. Brunson associated with the Stoker restructuring bonus or the requirement to repurchase his stock. On January 23, 2006, Mr. Brunson filed a verified complaint against the Company in the Supreme Court of New York, County of Westchester, alleging breach of his employment agreement and related claims arising out of his resignation from employment with the Company. Mr. Brunson claims that he is entitled to $1.5 million in unpaid severance pay and at least $1.2 million in unpaid incentive bonus compensation under his employment agreement. Alternatively, Mr. Brunson seeks payment of the alleged unpaid incentive bonus compensation under differing, but related theories of recovery. Mr. Brunson also seeks payment of his attorneys’ fees. The Company vigorously disputes Mr. Brunson’s allegations and responded to Mr. Brunson’s complaint on March 31, 2006.

During the first quarter 2005 and twelve months ended December 31, 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

On November 27, 2005, in Owens v. National Tobacco Company (Cal Super. Ct. Case No. BC343611), two former employees filed claims alleging racial and gender discrimination against the Company following the Company’s dismissal of those employees for poor performance. The Company believes it will prevail. If the Company were not to prevail, the result could be a material adverse event.

A&M is entitled to a fee based on improvement in the Company’s financial performance as measured against the Company’s 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company’s 2005 Business Plan. As of December 31, 2005, no related liability or expense has been recorded relating to financial performance improvements.

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

The payment of dividends by the Company is subject to restrictions contained in (i) the Company’s Financing Agreement and (ii) the indenture governing the Company’s senior notes.

Item 6. Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Net sales(1), (3)	$116,915	$115,320	$101,593	$94,425	$89,622
Net income (loss)(2), (3), (4)	(8,380)	(27,835)	(6,241)	5,485	(1,364)
Net income (loss) applicable to common shares(2)	(8,380)	(29,448)	(13,516)	3,904	(8,109)
Basic earnings per common share:

Net income (loss) applicable to common shares	$(838,000.00)	$(506.32)	$(25.59)	$7.39	$(15.35)

Diluted earnings per common share:
Net income (loss) applicable to common shares	$(838,000.00)	$(506.32)	$(25.59)	$5.87	$(15.35)

Common stock cash dividends per share	$—	$8.20	$—	$—	$—

Balance Sheet Data (at end of period):
Total assets	$237,310	$228,699	$243,644	$213,594	$216,663

Total debt, including current maturities	230,000	214,500	191,986	160,500	167,500

Mandatorily redeemable preferred stock	—	—	65,080	57,805	57,443

(1)	During 2002, the Company adopted EITF No. 00-14, “Accounting for Certain Sales Incentives” and EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. As a result of this adoption, certain expenses have been reclassified from selling, general and administrative to net sales for the year ended 2001. Net sales for 2001 have been reduced by $4,126 from previously reported amounts. The adoption of EITF 00-14 and EITF 00-25 had no impact on the Company’s net income for any of these periods.
(2)	Net income (loss) and net income applicable to common shares for the year ended December 31, 2003, includes expenses of $7.4 million relating to the Republic judgment and $3.3 million relating to the terminated Star asset purchase agreement.
(3)	Net income (loss) and net income applicable to common shares for the year ended December 31, 2004, includes income of $4.5 million relating to the Republic judgment.
(4)	Includes federal excise taxes of $3,158, $3,251, $1,899, $1,684, and $1,241 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is the third largest manufacturer, marketer and distributor of loose leaf chewing tobacco in the United States and the largest marketer and distributor in the United States and Canada of premium cigarette papers. The Company is also a leading manufacturer, marketer and distributor of MYO smoking tobaccos and related products. In addition, in September 2003, the Company began marketing and distributing premium manufactured cigarettes in certain test markets under the ZIG-ZAG Premium Cigarettes brand name.

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

The following factors have affected the Company’s results during the period of 2001 to 2005:

•	The existence of counterfeit cigarette papers bearing the ZIG-ZAG trademark. From 1999-2002, management believes the Company lost in excess of $10 million of net sales and incurred approximately $7 million in expenses relating to the litigation and investigation of counterfeiting claims and to brand promotions intended to offset damage done to the legitimate distribution channels. While management believes that the inflow and sale of counterfeit products has been substantially reduced as a result of the actions taken by the Company during this period, it is believed that some level of counterfeit product continues to enter the market.

•	The impact of increased manufactured cigarette prices. Management believes such price increases have resulted in higher MYO cigarette sales. During the period of 2001 to 2005, a number of states increased their excise taxes on cigarettes. Management expects this trend to continue as more states seek additional sources of revenue to combat significant budget deficits.

•	The continuing downward trend of loose leaf chewing tobacco consumption. This is a result of an aging consumer base coupled with an increasing trend of consumers switching to moist snuff. Management believes that the switch to moist snuff has been caused, in part, by the increased distribution and interest in the discount moist snuff category combined with these moist snuff products being priced at the same levels or lower than loose leaf products. Historically, increased prices for loose leaf products have largely offset this downward trend in consumption. Management expects this pricing trend to continue and, as a result, the Company expects that this segment’s contribution to the Company’s earnings will remain relatively constant and stable for the foreseeable future.

•	The impact of currency fluctuations. Currency movements and suppliers’ price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bolloré on terms of net 45 days and are payable in Euros. Thus, the Company bears certain foreign exchange risks for its inventory purchases. To minimize this risk, the Company has in the past and may in the future choose to utilize short-term forward currency contracts, through which the Company secures Euros in order to provide payment for its monthly purchases of inventory. In 2005, the Company approved, adopted and instituted a formal Foreign Exchange Currency Policy and more actively contracted for the forward purchase of Euros. The Company had adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements, in January 2000, in order to report such activity.

•	The impact of marketing and promotional initiatives. Historically, based upon the timing of the Company’s marketing and promotional initiatives, the Company has experienced significant variability in its month-to-month results. Promotional activity significantly increases net sales in the month in which it is initiated, while net sales are adversely impacted in the month after a promotion.

The following factors also affected the Company’s results in 2005:

•	Management Changes: On January 19, 2005, the Company engaged the firm of Alvarez & Marsal, LLC (“A&M”), a global professional services firm, specializing in providing turnaround management, restructuring and corporate advisory services, and appointed Mr. Douglas P. Rosefsky, a Managing Director of A&M, as Interim Chief Financial Officer upon the resignation of the Company’s former Chief Financial Officer. On April 11, 2005, Mr. Rosefsky was appointed President and Chief Executive Officer and the Company retained Mr. Brian C. Harriss as Senior Vice President and Chief Financial Officer. At the time of these appointments, Mr. Thomas Helms, Jr., formerly Chairman and Chief Executive Officer, was appointed Executive Chairman. On June 8, 2005, Mr. Lawrence S. Wexler, former President of NACC, was appointed Chief Operating Officer of the Company.

•	Restructuring Program: Coincident with the retention of Mr. Rosefsky, the Company commenced a restructuring program to improve sales, reduce costs, streamline operations, focus on higher return activities and increase operating cash flow.

•	Refinancing: On June 16, 2005, the Company refinanced its existing $35.0 million Amended and Restated Loan Agreement, dated as of February 17, 2004, by entering into a Financing Agreement (the “Financing Agreement”), as described in the Liquidity and Capital Requirements discussion below.

•	Sales and Marketing Realignment: In December 2005, the Company restructured and realigned its sales and marketing functions and established a unified organization structure. This action included the remapping of sales territories to better align the Company’s sales force with the relative market development of its products, customers and consumers.

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

Summary

The table and discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005		2004		2003
	(amounts in thousands)
Net sales	$116,915	100.0%	$115,320	100.0%	$101,593	100.0%
Cost of sales	56,654	48.4	58,617	50.8	48,616	47.9

Gross profit	60,261	51.6	56,703	49.2	52,977	52.1
Selling, general and administrative expenses	43,915	37.6	37,031	32.1	32,589	32.1
Amortization expense	441	0.4	462	0.4	67	—

Operating income	15,905	13.6	19,210	16.7	20,321	20.0
Interest expense, net, and deferred financing costs	21,947	18.8	24,196	21.0	19,122	18.8
Other expense (income)	2,110	1.8	(4,361)	(3.8)	11,129	10.9

Income (loss) from continuing operations before income tax expense	(8,152)	(7.0)	(625)	(0.5)	(9,930)	(9.7)
Income tax expense (benefit)	228	0.2	27,210	23.6	(3,689)	(3.6)

Net income (loss) before cumulative effect of a change in accounting principles	$(8,380)	(7.2)%	$(27,835)	(24.1)%	$(6,241)	(6.1)%

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Net Sales. For 2005, net sales were $116.9 million, an increase of $1.6 million or 1.4% from the prior year. Net sales of the smokeless tobacco segment decreased from $46.2 million to $44.0 million or 4.7% from the prior year as a result of our revised trade promotion plan and an overall decrease in case sales of 8.1% partially offset by an approximate 7% price increase during 2005. Net sales continue to be adversely impacted by competitive pressures, including increased discounting from other loose leaf competitors, growth of the moist snuff value brands and increased discounting activity by moist snuff manufacturers.

Net sales of the MYO segment increased from $63.5 million to $67.6 million or 6.3% from the prior year. This was due to an increase of $1.6 million in net sales of premium cigarette papers and an increase of $2.4 million in net sales of the MYO smoking tobacco and related products line. In management’s opinion, the increase in net sales of the Company’s premium cigarette papers resulted from reductions in customer incentives, a price increase and continuing recovery from counterfeiting activity. The increase in MYO smoking tobacco and related products line resulted from increases in prices and taxes of manufactured cigarettes coupled with a price increase.

Gross Profit. For 2005, gross profit increased 6.3% to $60.3 million from $56.7 million for the prior year and gross margins increased to 51.6% from 49.2%.

Gross profit of the smokeless tobacco segment decreased to $20.4 million in 2005 from $20.8 million for the prior year, or 1.8%, while gross margin of this segment increased to 46.4% of net sales in 2005 from 45.0% of net sales for the prior year. This increase is attributed primarily to a price increase instituted during 2005.

Gross Profit of the MYO segment increased 12.8% to $37.0 million from $32.8 million in 2004 due to an increase in MYO sales volumes and a weakening Euro in comparison to the U.S. Dollar coupled with a price increase and reduced customer incentives instituted during 2005.

Currency. Currency movements and suppliers’ price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bolloré on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros in order to provide payment for its monthly purchases of inventory. In January 2000, the Company adopted SFAS No. 133 and in July 2005, the Board of the Company approved the Company’s Foreign Exchange Risk Management Policy and Procedures. During 2005, the Company executed various forward contracts for the purchase of $6.7 million Euros with maturity dates from October 20, 2005 to July 28, 2006. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any ineffectiveness which is currently recognized in income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are received. As of December 31, 2005, the Company recognized a loss of approximately $0.06 million. On December 31, 2005, contracts with a total Euro commitment of $3.9 million with maturity dates from March 3, 2006 to July 28, 2006 were outstanding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2005 increased 18.6% to $43.9 million from the prior year’s $37.0 million. This increase was due primarily to restructuring costs of approximately $5.9 million, $0.5 million compensation expense and shipping costs of $0.5 million.

Amortization Expense. Amortization of goodwill was eliminated effective January 1, 2002. Amortization expense totaling $0.4 million for the year ending December 31, 2005 related to the intangible assets acquired from Stoker.

Net Interest Expense and Amortization of Deferred Financing Costs. Interest expense and amortization of deferred financing costs decreased to $21.9 million in 2005 from $24.2 million for the prior year. This decrease was the result of the write off of old deferred financing costs of approximately $1.6 million during 2004, relating to the recapitalization and reorganization consummated in 2004 and $1.1 million relating to decreased interest expense during 2005 due to lower average outstanding indebtedness resulting from the recapitalization and reorganization consummated in 2005, partially offset by the write off of deferred financing costs of approximately $0.4 million relating to the Senior Revolving Credit Facility which was refinanced during June 2005.

Other Expense (Income). Other expense of $2.1 million in 2005 is related primarily to legal expenses incurred to combat counterfeiting during 2005. Other income of $4.4 million in 2004 represents principally $4.5 million associated with the reduction in the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc.

Income Tax Expense (Benefit). Income tax expense was $0.2 million for 2005. Income tax expense was $27.2 million for 2004, reflecting the net loss of the Company and the recording of the valuation reserve relating to the realization of the net deferred taxes of $26.5 million. The valuation reserve as of December 31, 2005 is $29.6 million.

Net Income (Loss). Due to the factors described above, the Company incurred a net loss of $8.4 million for 2005 compared to $27.8 million for 2004.

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

Gross Profit. For 2004, gross profit increased 7.0% to $56.7 million from $53.0 million for the prior year while gross margins decreased to 49.2% from 52.2%.

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

Currency. Currency movements and suppliers’ price increases relating to premium cigarette papers, cigarette tubes and cigarette injector machines are the primary factors affecting cost of sales. Those products are purchased from Bolloré on terms of net 45 days and are payable in Euros. Thus, NAOC bears certain foreign exchange risks for its inventory purchases. To minimize this risk, NAOC may choose to utilize short-term forward currency contracts, through which NAOC secures Euros at contract prices in order to provide payment for its monthly purchases of inventory. No forward contracts were utilized in 2004.

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

Net Income (Loss). Due to the factors described above, the Company incurred a net loss of $27.8 million for 2004 compared to $6.2 million for 2003.

Liquidity and Capital Requirements

The Company’s principal uses for cash are working capital, debt service, its annual MSA escrow account deposit and capital expenditures. The Company’s principal sources of cash are from operating cash flows and from borrowings under its revolving credit facility. As described below, the Company consummated the refinancing of its existing Amended and Restated Loan Agreement on June 16, 2005.

Working capital was $19.0 million at December 31, 2005 compared to $16.8 million at December 31, 2004. This increase was the result of the decrease in the revolving credit facility of $14.5 million offset by decreased accounts receivable of $1.1 million, decreased inventories of $7.4 million, increased accounts payable and accrued expenses of $2.0 million, and a lower cash balance of $1.8 million. As of December 31, 2005, the Company had an undrawn availability of approximately $55.0 million under the revolving credit portion of its Financing Agreement.

During 2005, the Company had $4.8 million (including $1.2 million relating to deposits recorded in Other current assets in 2004) in capital expenditures. The Company believes that its capital expenditure requirements for 2006 will be between $2.5 million and $3.0 million. Management believes that it will be able to fund its capital expenditure requirements from operating cash flows and, if needed, borrowings under its Financing Agreement.

For the year ended December 31, 2005, net cash provided by operating activities was $2.0 million compared with $3.5 million for the year ended December 31, 2004. This change was due primarily to reductions in inventory and Other current assets, offset by the net loss.

For the year ended December 31, 2005, net cash used in investing activities was $17.5 million (including $1.2 million relating to deposits recorded in Other current assets in 2004) compared with $3.3 million for the year ended December 31, 2004. This change was due to investing in $12.7 million the Senior Discount Notes.

For the year ended December 31, 2005, net cash provided by financing activities was $13.7 million compared with $1.8 million for the year ended December 31, 2004. This change was due primarily to the February 2004 refinancing and the June 2005 refinancing under the Financing Agreement.

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

The New Senior Notes limit the incurrence of additional indebtedness, the payment of dividends, entering into transactions with affiliates, asset sales, engaging in mergers or acquisitions, creating liens or other encumbrances on assets, and other matters. At December 31, 2005, the Company was in compliance with all provisions of the New Senior Notes.

In connection with the refinancing, the Company also amended and restated the existing credit facility, resulting in a $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the “Agent Bank”) and La Salle Bank, National Association. The credit agreement (the “2004 Credit Agreement”) governing the senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. The Company used the senior revolving credit facility for working capital and general corporate purposes. On January 19, 2005, the 2004 Credit Agreement was amended to reduce the revolving credit facility to $35.0 million.

Indebtness under the 2004 Credit Agreement was guaranteed by each of the Company’s current and future direct and indirect subsidiaries, and was secured by a first perfected lien on substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ current and future assets and property. The collateral included a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interest and intercompany notes held by the Company and its subsidiaries.

Each advance under the 2004 Credit Agreement bore interest at variable rates based, at the Company’s option, on either the prime rate plus 1% or LIBOR plus 3%. The 2004 Credit Agreement provided for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, the Company could not allow a Change in Control (as defined in the 2004 Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

Under the 2004 Credit Agreement, the Company was required to pay the lenders an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis. The Company was also required to pay to the lenders letter of credit fees equal to 3.00% per annum multiplied by the maximum amount available from time to time to be drawn under such letter of credit issued under the 2004 Credit Agreement and to the lender issuing a letter of credit a fronting fee of 0.125% per annum multiplied by the aggregate face amount of letters of credit outstanding during a fiscal quarter plus other customary administrative, amendment, payment and negotiation charges in connection with such letters of credit.

The 2004 Credit Agreement required the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, and a minimum consolidated adjusted earnings before interest, taxes, dividends and amortization (“EBITDA”). The 2004 Credit Agreement also contained covenants, which among other things, limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the 2004 Credit Agreement required that certain members of Executive Management remained active in the day-to-day operation and management of the Company and its subsidiaries during the term of the facility.

The 2004 Credit Agreement contained customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

As of December 31, 2004, the Company would have failed to meet its original required minimum fixed charge coverage ratio for the period then ended due to its operating results in 2004. This would have represented an event of default under the terms of the 2004 Credit Agreement. This covenant, however, was eliminated pursuant to the March 30, 2005 amendment to the 2004 Credit Agreement.

On March 30, 2005, the 2004 Credit Agreement was amended. This amendment modified the fixed charge coverage ratio covenant, so that it only applied to quarters ending June 30, 2005 and thereafter, and the minimum consolidated adjusted EBITDA covenant, so that it only applied to quarters ending from June 30, 2004 through March 31, 2005. The fixed charge coverage ratio definition was also amended to include any future cash equity contributions to the Company. In addition, the amendment changed the 2004 Credit Agreement maturity date from February 28, 2007 to January 31, 2006.

On June 16, 2005, the Company refinanced the 2004 Credit Agreement by entering into the Financing Agreement with various financial institutions (“Lenders”) and Fortress Credit Corp., as agent for the Lenders (“Agent’). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). As of December 31, 2005, the Company did not have an outstanding balance on the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Parent and each of the Company’s current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Parent’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company’s option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company’s secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of December 31, 2005, the interest rate on the Company’s term loan was 7.9%.

The Company paid the Lenders a closing fee of $1.275 million and is required to pay the Agent a quarterly servicing fee in the amount of $25,000. Under the revolving credit facility, the Company is required to pay the Lenders an annual commitment fee in an amount equal to 0.50% of the difference between $40.0 million and the average usage of the revolving credit facility, payable on a monthly basis. The Company is also required to pay the Lenders letter of credit fees equal to 4.00% per annum multiplied by the face amount of the letters of credit issued under the Financing Agreement, payable on the date any such letter of credit is issued. In addition, the Company is required to pay the Agent the standard charges customarily charged by the institution issuing letters of credit under the Financing Agreement in connection with the issuance, administration, amendment, payment or cancellation of any such letters of credit.

The Financing Agreement requires the Company to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges (“EBITDAR”). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of the Company be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility. At December 31, 2005, the Company was in compliance with all provisions of the Financing Agreement.

The Financing Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, bankruptcy and insolvency, the occurrence of a Change of Control, as defined in the Financing Agreement, and judgment defaults. Further, it is an event of default under the Financing Agreement if an event or development occurs that results in a Material Adverse Effect (as defined in the Financing Agreement), as determined by the Agent in its reasonable business judgment. If any events of default occur and are not cured within applicable grace periods or waived, the outstanding loans may be accelerated and the Lenders’ commitments may be terminated. The occurrence of the bankruptcy and insolvency event of default will result in the automatic termination of commitments and acceleration of outstanding loans under the Financing Agreement.

Concurrently with the offering of the New Senior Notes, Parent issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the “Senior Discount Notes”). Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to the Company. The Senior Discount Notes are Parent’s senior obligations and are unsecured, ranking equally in right of payment to all of Parent’s future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of Parent to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company and its subsidiaries’ obligations, including the New Senior Notes. The Company or Parent may from time to time seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise. For a description of the Company’s repurchase of Senior Discount Notes, see Note 5 to the Consolidated Financial Statements contained herein.

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

As discussed in “Item. 1 Business – State Attorney General Settlement Agreements,” in order to be in compliance with the MSA and subsequent states’ statutes, the Company is required to fund an escrow account with each of the settling states based on the number of cigarettes or cigarette equivalents (i.e., the pounds of MYO smoking tobacco) sold in such state. Funding of the escrow deposit by the Company in 2005 was $3.6 million in respect of sales of MYO smoking products in 2004 and $1.1 million in respect of sales of MYO smoking products in 2005. The Company estimates the total deposits will be $3.2 million in 2006 relating to 2005 sales.

The following table summarizes the Company’s contractual obligations at December 31, 2005 after giving effect to the refinancing of the Company’s existing debt and preferred stock (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior notes	$200,000	$—	$—	$—	$200,000
Interest on senior notes	138,750	18,500	55,500	37,000	27,750
Financing Agreement	30,000	—	—	30,000	—
Interest on Financing Agreement	11,048	2,475	7,425	1,148	—
Purchase obligations	14,458	14,458	—	—	—
Operating leases	4,510	1,174	1,850	657	829
Non-competition agreement	264	264	—	—	—

	$399,030	$36,871	$64,775	$68,805	$228,579

The Company believes that its operating cash flows, together with borrowings under the Financing Agreement, subject to its ability to be in compliance with the covenants thereunder or to obtain waivers or amendments of such covenants or its ability to refinance the Financing Agreement, should be adequate to satisfy its reasonably foreseeable operating capital requirements.

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

Critical Accounting Policies

The Company believes the accounting policies below represent its critical accounting policies due to the estimation process involved in each. See Note 4, in the Consolidated Financial Statements, for a detailed discussion of the Company’s accounting policies.

Revenue Recognition – The Company recognizes revenues and the related costs upon the transfer of title and risk of loss to the customer.

Goodwill and Other Intangible Assets – The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach that first compares the book value to the fair value, no impairment exists if the fair value exceeds book value. If an impairment exists then step 2 measures the amount of the impairment. The goodwill balances attributable to each of the Company’s reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved) with consideration given to multiples of operating results. The Company has reported that no impairment of goodwill has been incurred as of December 31, 2005.

Foreign Exchange – In January 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. In July 2005, the Board of the Company approved the Company’s Foreign Exchange Risk Management Policy and Procedures. The policy is to manage the risks associated with foreign exchange rate movements actively, professionally and prudently. The primary objective of the Company’s Foreign Exchange Risk Management Policy and Procedure is to protect the value of the Company’s cash flows that are exposed to exchange rate movement, i.e. transactional foreign exchange exposures. The Company will always match the currency of the underlying transaction with the currency of the hedge. The policy allows the Company to hedge up to 80% of its anticipated purchases of inventory under the Bolloré Agreement, such purchases being denominated in Euros, over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge non-inventory purchases, e.g. production equipment, at a rate not to exceed 90% of the purchase price and in a currency determined by the invoice currency. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or each cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when management determines that designation of the derivative as a hedge instrument is no longer appropriate. The policy is administered by the Foreign Exchange Risk Management Committee which includes: 1) the Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Vice President – Finance. Additionally, the Chairman of the Audit Committee of the Board, while not a voting member of the Committee, will have full observer rights. The purpose of the Committee is to monitor and manage all significant foreign currency exposures Company-wide and to provide regular reports on those exposures and all related hedging actions and positions.

Taxes – The Company has provided a valuation allowance to reduce its net deferred income tax assets since it is management’s judgment that it is not “more likely than not” to be able to realize these benefits before they expire. Accordingly, an adjustment to the net deferred income tax assets has been charged to earnings for the year ending December 31, 2005.

Contingencies – Note 21 of the Consolidated Financial Statements contained herein discusses various litigation matters that impact the Company. No loss or gain contingencies have been recorded for these matters because Management believes that it is not probable that a loss has been incurred or an asset realized. Future events may result in different conclusions, which could have a material impact, either positively or negatively, on the results of operations or financial condition of the Company.

Inventory/LIFO Adjustment – Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

Pension and Postretirement Benefits Obligations – Pension and postretirement benefits obligations accounting is intended to reflect the recognition of future benefit costs over covered employees’ approximate service periods based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service costs and interest cost to arrive at pension income or expense for the year. As of December 31, 2005 and December 31, 2004, the Company used expected long-term rates of return on pension plan assets of 8.0% and 8.5%, respectively. The postretirement plan has no assets. The Company analyzed the rates of returns on assets used and determined that this rate is reasonable based upon the plans’ historical performance relative to the overall markets and mix of assets. The Company will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. As of December 31, 2005, the Company used 5.5% for the pension and postretirement plans, respectively. As of December 31, 2004, the Company used discount rates of 5.5% and 5.75% for the pension and postretirement plans, respectively. The decrease in the discount rate used in the current year correlates with a decline in interest rates on noncallable, high quality bonds over the past year. The Company bases its discount rate used for postretirement benefits on Moody’s Aa bond index plus an adjustment upward to the next quarter percentage point. See Note 16 to the Consolidated Financial Statements for the full list of assumptions for the pension and postretirement plans.

Investment in Debt Securities – Our investment in parent senior discount note is categorized as available for sale and, as a result, is stated at fair value. The fair value is based on quoted market prices. Unrealized holding gains and losses are included as a component of stockholders’ equity and comprehensive income until realized from a sale or impairment.

Forward-looking Statements

The Company cautions the reader that certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below and in Item 1A. Risk Factors. The Company’s actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company’s actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company’s ability to comply with certain Financing Agreement financial covenants, its ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company’s control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company’s current distribution programs, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company’s business strategy.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. The Company has exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under its Financing Agreement. The Company’s credit facility bears interest at rates which vary with changes in LIBOR or the prime rate. As of December 31, 2005, $30.0 million of the Company’s debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s consolidated financial position, results of operations or cash flows would not be significant. A 1% change in the interest rate would change pre-tax income by approximately $0.3 million per year.

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

NAOC regularly reviews its foreign currency risk and its hedging programs and may as part of that review determine at any time to change its hedging policy. During 2005, the Company approved, adopted and instituted a formal Foreign Exchange Currency Policy and more actively contracted for the forward purchase of Euros. On December 31, 2005, the Company had outstanding purchase commitments of Euro 4.9 million. A 10% gain or loss in the value of the U.S. dollar versus the Euro would result in a gain or loss of $0.4 million. On December 31, 2005, the Company had firm foreign currency contracts to purchase a total amount of Euros 3.9 million. A 10% gain or loss in the value of the U.S. dollar would result in a loss or gain of $0.4 million.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect thereto, referred to in the Index to Financial Statements of the Company contained in Item 15(a), appear on pages F-1 through F-30 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005, and has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness in the Company’s internal control over financial reporting discussed below under “Internal Control Over Financial Reporting.”

Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has determined that, as of December 31, 2005, it has a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2004 annual and first quarter 2005 consolidated financial statements. In addition this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

During the fiscal quarter ended September 30, 2005, the Company took remedial steps to eliminate this material weakness, including engaging the services of an independent public accounting firm, other than the Company’s auditors, with appropriate levels of income tax accounting knowledge and expertise to assist in the review of complex tax matters. For the year ended December 31, 2005, the Company’s income tax provision and valuation of deferred income tax assets and liabilities was reviewed by the above mentioned firm. As of December 31, 2005, these remediation efforts, and the Company’s evaluation of its internal controls over the valuation of deferred income tax assets, are continuing.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors and Executive Officers

The following table sets forth the name, position with the Company and age of each member of the Board of Directors and each executive officer of the Company as of the date of this filing. See “Election of Directors” below.

Name	Age	Position
Thomas F. Helms, Jr.	65	Executive Chairman of the Board
Jack Africk*	77	Director
Marc S. Cooper*	44	Director
Geoffrey J. F. Gorman*	49	Director
Douglas P. Rosefsky	37	Chief Executive Officer
Brian C. Harriss	57	Chief Financial Officer
Lawrence S. Wexler	53	Chief Operating Officer
James W. Dobbins	46	Senior Vice President—General Counsel and Secretary
James M. Murray	45	Senior Vice President—Market Planning & Strategy

*	Audit committee members.

Thomas F. Helms, Jr. Thomas F. Helms, Jr. has been Chairman of the Board since June 1997 and was Chief Executive Officer from June 1997 to April 2005 and President from January to April 2005. On February 21, 2006, the Parent entered into an Employment Agreement dated as of February 14, 2006 (the “New Employment Agreement”) with Mr. Helms, providing for his employment with the Parent as Executive Chairman of the Board (and for him to serve as an officer or director of any subsidiary or affiliates of Parent, without any additional compensation), effective May 17, 2006. He is also the Executive Chairman of the Board of Directors and a Director, and formerly served as Chief Executive Officer and President, of Parent; a Director, and formally served as the President, of NTC; a Director, and Formerly served as the President, of NACC; formerly served as the President of National Tobacco Finance Corporation; the Executive Chairman of the Board of Directors and a Director, and formerly served as President and Chief Executive Officer, of NAOC; the Executive Chairman and a Director, and formerly served as President, of each of Stoker, Inc., Fred Stoker & Sons, Inc. and RBJ Sales, Inc. In 1988, Mr. Helms formed National Tobacco Company, L.P., which acquired certain loose leaf chewing tobacco assets of Lorillard, Inc. Mr. Helms also served as President and Chief Executive Officer of Culbro Corporation’s smokeless tobacco division from 1983 until shortly prior to its sale to American Maize-Products Company in March 1986. From 1979 to 1982, Mr. Helms was General Manager of the Etherea Cosmetics and Designer Fragrances Division of Revlon, Inc. From 1964 to 1979, Mr. Helms was employed in marketing and sales positions in various divisions of Revlon, Inc.

Jack Africk. Jack Africk has been a Director of the Company since October 1997 and has been serving as a consultant to it since January 1999. From January through December 1998 he served as President and Chief Operating Officer of the Company. From 1996 to June 1997, he was Chief Executive Officer of NATC Holdings USA, Inc. Prior to that time, from 1993 to 1996, Mr. Africk was a consultant and Director of NATC Holdings USA, Inc. Mr. Africk is a former Vice Chairman of UST Inc. (“UST”). From 1979 until 1993, Mr. Africk held various positions with UST, including Vice Chairman and Executive Vice President, as well as positions with subsidiary organizations including President of an international division, and President and Chief Executive Officer of United States Tobacco Company. Mr. Africk also currently serves as a Director of Tanger Factory Outlets, a NYSE real estate investment trust that owns and operates factory outlet centers.

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

Douglas P. Rosefsky. Douglas P. Rosefsky became the President and Chief Executive Officer on April 11, 2005. From January 19, 2005 until April 11, 2005, Mr. Rosefsky held the position of Chief Financial Officer of the Company. He is also a Managing Director of Alvarez & Marsal, LLC. Mr. Rosefsky became a Director of Alvarez & Marsal in November 2000, and a Managing Director in September 2003. Mr. Rosefsky has worked in a variety of management and advisory services roles in several industries, most recently, from November 2003 until August 2004, as an advisor and Chief Executive Officer of DLT Solutions, Inc., a leading technology solutions provider to the government with $300 million in annual revenues. From January 2003 to August 2003, Mr. Rosefsky acted as Chief Restructuring Officer and Chief Financial Officer of Kleinert’s Buster Brown, a leading designer, manufacturer and retailer of children’s apparel. From April 2001 until January 2003, Mr. Rosefsky served as Senior Vice President – Finance and Co-Head of International of Warnaco Inc., a global retail and apparel company based in New York. From January 2001 until August 2001, Mr. Rosefsky served as Financial Advisor, Communications Corporation of America, and between January 2000 and December 2000, as Vice President – Finance of Charter Behavioral Health Corporation. Mr. Rosefsky formerly held positions at JP Morgan Chase (Chase Securities, Inc.), Hoffman-La Roche, and Andersen Consulting.

Brian C. Harriss. Brian C. Harriss became the Chief Financial Officer on April 11, 2005. Mr. Harriss was an independent financial consultant from March 2004 to March 2005. He was employed with Hanover Direct, Inc., a catalogue and e-commerce company, from June 1999 to February 2004. Mr. Harriss acted as Executive Vice President, Finance and Administration from December 2003 until February 2004, Executive Vice President, Human Resources and Legal from November 2002 until December 2003, Executive Advisor to the Chairman from February 2002 until November 2002, Executive Vice President and Chief Financial Officer from February 2001 until February 2002 and Senior Vice President, Chief Financial Officer from June 1999 until February 2001, with Hanover Direct, Inc. Prior to joining Hanover Direct, Inc., Mr. Harriss served in various senior finance, planning and business development positions at a number of market-leading consumer products and direct marketing companies, including PepsiCo., Inc., Cadbury Schweppes P.L.C. and The Readers’ Digest, Inc.

Lawrence S. Wexler. Lawrence S. Wexler was appointed Chief Operating Officer of the Company on June 8, 2005. Prior to this appointment Mr. Wexler had been the President and Chief Operating Officer of North Atlantic Cigarette Company, Inc., a subsidiary of the Company, since December 2003. Prior to joining NACC, from 1998 to 2003 he was a consultant to a number of emerging marketing, communication and financial companies, advising them on financial, marketing, and strategic matters, at times in an operating role. From 1977 to 1998, he was employed by Philip Morris, USA in various positions in the Sales, Marketing and Finance Departments. As Group Director, Discount Brands his group introduced the Basic and Alpine brands. He served as Senior Vice President of Marketing from 1992-93 and Senior Vice President Finance, Planning and Information Services from 1993 to 1998, when he left that company.

James W. Dobbins. James W. Dobbins has been Senior Vice President and General Counsel of the Company since June 1999. He has also held the position of Secretary since April 2002. Mr. Dobbins is also the Senior Vice President, General Counsel and Secretary of Parent, the Secretary of North Atlantic Cigarette Company, Inc. and the Senior Vice President, General Counsel and Secretary of each of North Atlantic Operating Company, Inc., Stoker, Inc., Fred Stoker & Sons, Inc. and RBJ Sales, Inc., each a subsidiary of the Company. Prior to joining the Company, Mr. Dobbins was in private practice in North Carolina and held various positions in the legal department of Liggett Group Inc., a major cigarette manufacturer, including, at the time he left that company, Vice President, General Counsel and Secretary. Mr. Dobbins had been an outside litigation attorney with Webster & Sheffield, a New York law firm, representing a variety of clients including Liggett Group Inc. Prior to joining Webster & Sheffield, he served as a law clerk to the Honorable J. Daniel Mahoney, United States Circuit Judge for the Second Circuit Court of Appeals.

James M. Murray. James M. Murray has been the Senior Vice President—Sales & Marketing for National Tobacco Company, L.P. (“NTC”), a subsidiary of the Company, since November 2001. Prior to that time, he was the Vice President—Marketing for NTC. Before joining NTC, from 1995 to 1999, Mr. Murray was employed by Brachs Confections in a variety of senior sales and marketing positions, including Director of Trade Marketing and Vice President of Marketing—Fresh Candy Shoppe. From 1985 until 1994, Mr. Murray held numerous sales and marketing positions with increasing responsibility with The American Tobacco Company, including Product Manager, Strategic Sales Operations Director, Business Unit Director and Vice President—Premium Brands where he was responsible for the profitable development of the Carlton, Pall Mall and Lucky Strike brands. Prior to joining American Tobacco, Mr. Murray was employed by A.C. Nielsen Marketing Research.

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

The Company undertakes to provide without charge to any person, upon request, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to North Atlantic Trading Company, Inc., Attention: General Counsel, 3029 West Muhammad Ali Boulevard, Louisville, Kentucky 40212.

Item 11. Executive Compensation

The following table summarizes the compensation paid by the Company as well as certain other compensation paid or accrued, to the executives listed below for the fiscal years ended December 31, 2005, 2004 and 2003 (each person appearing in the table is referred to as a “Named Executive Officer”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation			All Other Compen- sation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards		Payouts
					Restricted Stock Awards(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Douglas P. Rosefsky President and Chief Executive Officer	2005	—	—	—	—	—	—	—	(1)
Thomas F. Helms, Jr. Executive Chairman of the Board	2005 2004 2003	725,000 725,000 725,000	— 750,000 —	50,000 50,000 50,000	— — —	— — —	— — —	334,514 130,726 91,808	(2) (3) (4)
Lawrence Wexler Chief Operating Officer	2005 2004 2003	385,000 350,000 —	50,000 — 50,000	— — —	— — —	— — —	— — —	40,887 33,358 —	(5) (6)
Brian C. Harriss Senior Vice President and Chief Financial Officer	2005 2004 2003	315,000 — —	— — —	— — —	— — —	— — —	— — —	6,719 — —	(7)
James W. Dobbins Senior Vice President and General Counsel	2005 2004 2003	235,000 227,500 220,000	40,000 23,000 —	— — —	— — —	— — —	— — —	17,996 23,584 12,817	(8) (9) (10)
James M. Murray Senior Vice President, Market Planning & Strategy	2005 2004 2003	226,100 215,300 215,000	— 43,000 —	— — —	— — —	— — —	— — —	9,827 21,281 16,731	(11) (12) (13)

(1)	See Recent Events for a discussion of the Company’s engagement of Mr. Rosefsky’s firm Alvarez & Marsal.
(2)	Includes insurance premiums of $66,025 paid by the Company with respect to term life and disability insurance, contributions by the Company of $12,600 to a defined contribution plan, tax reimbursements of $217,000, an allowance for use of a Company provided vehicle of $16,510, unused vacation reimbursement of $8,365, $7,483 for club memberships, $2,450 for commuting expenses and $4,080 for personal use of a company leased car and driver for security purposes.

(3)	Includes insurance premiums of $66,025 paid by the Company with respect to term life and disability insurance, contributions by the Company of $16,000 to a defined contribution plan, an allowance for use of a Company provided vehicle of $27,839, unused vacation reimbursement of $8,365, $6,110 for club memberships, $2,300 for commuting expenses and $4,087 for personal use of a company leased car and driver for security purposes.
(4)	Includes insurance premiums of $41,917 paid by the Company with respect to term life and disability insurance, contributions by the Company of $14,000 to a defined contribution plan, $2,789 for unused vacation, $8,174 for club memberships, an allowance for use of a Company provided vehicle of $18,108 and $4,080 for personal use of a company leased car and driver for security purposes.
(5)	Includes contributions by the Company of $9,046 to a defined contribution plan, an allowance for use of a Company provided vehicle of $10,856, unused vacation reimbursement of $16,153 and $4,832 for miscellaneous payments.
(6)	Includes insurance premiums of $3,000 paid by the Company with respect to term life insurance, contributions by the Company of $15,423 to a defined contribution plan, an allowance for use of a Company provided vehicle of $9,729, and $5,206 for miscellaneous payments.
(7)	Includes $6,719 for a car allowance.
(8)	Includes contributions by the Company of $4,074 to a defined contribution plan, $3,502 for tax related payments, $3.423 for unused vacation, $3,882 for a club membership and $3,085 for miscellaneous payments.
(9)	Includes contributions by the Company of $7,967 to a defined contribution plan, $5,250 for unused vacation, $9,819 for a club membership and $548 for miscellaneous payments.
(10)	Includes contributions by the Company of $7,914 to a defined contribution plan, $3,808 for unused vacation and $1,095 for miscellaneous payments.
(11)	Includes contributions by the Company of $5,479 to a defined contribution plan and $4,348 for unused vacation.
(12)	Includes contributions by the Company of $13,000 to a defined contribution plan and $8,281 for unused vacation.
(13)	Includes contributions by the Company of $12,000 to a defined contribution plan and $4,731 for unused vacation.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no stock options relating to the Parent’s common stock granted to the Named Executive Officers for the year ended December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES DURING LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to the exercise of options to purchase the Parent’s common stock during 2005, and the unexercised options held and the value thereof at December 31, 2005, for each of the Named Executive Officers. On February 8, 2006, pursuant to the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (see “-2006 Equity Incentive Plan”), the Board of Directors of Parent approved grants of restricted stock to Messrs. Wexler, Harriss, Dobbins and Murray. As a condition of the award, any and all stock options (vested or otherwise) previously granted to such individuals will be immediately cancelled as of the date of the award. As of March 31, 2006, the awards had not yet been granted.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Option At Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas P. Rosefsky	—	—	—	—	—	—
Thomas F. Helms, Jr.	—	—	—	—	—	—
David I. Brunson	—	—	41,024	—	—	—
Lawrence S. Wexler	—	—	5,000	5,000	—	—
Robert A. Milliken, Jr.	—	—	—	—	—	—
Brian C. Harriss	—	—	—	—	—	—
James W. Dobbins	—	—	3,556	444	—	—
James M. Murray	—	—	3,556	444	—	—

LONG TERM INCENTIVE PLAN

The Company has no current Long Term Incentive Plan in place.

Compensation Committee Interlocks and Insider Participation

Senior Executive and Director Compensation is reviewed annually by the Board of Directors. Mr. Helms, Executive Chairman and an employee of the Company, recluses himself from decisions pertaining to his compensation and that of Mr. Kent Helms and Mr. Thomas Helms III, his sons and employees of the Company. On certain compensation matters and programs, the Board is advised by independent outside counsel. For information concerning related-party transactions involving Mr. Helms or the members of the Board of Directors, see Item 13, “Certain Relationships and Related Transactions.”

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

EMPLOYMENT AGREEMENTS

Thomas F. Helms Jr.

Thomas F. Helms, Jr., current Executive Chairman of the Board and former Chief Executive Officer of the Company, was party to an employment agreement with the Company, dated May 17, 1996 (the “Helms Employment Agreement”). Pursuant to the Helms Employment Agreement, which has been terminated as discussed below, Mr. Helms was to receive an annual base salary of $300,000, which was to be reviewed annually, plus a bonus in accordance with the Company’s 1999 Executive Plan. In 2005, Mr. Helms’ salary was $725,000. The Helms Employment Agreement provided for a three-year term, renewable annually, and was terminable at will except with respect to severance. In addition, Mr. Helms received various other benefits, including life insurance and health, hospitalization, use of a company car, disability and pension benefits and other perquisites. The Helms Employment Agreement included a non-compete provision for a minimum of twelve months following the termination of Mr. Helms’s employment as well as for any period during which severance is paid to Mr. Helms. Mr. Helms was entitled to twelve months’ severance and a continuation of benefits following a termination of his employment by the Company without cause, provided in such event that the bonus received was to be only for the year in which the termination occurred and prorated.

On February 14, 2006, NTC, a subsidiary of the Company, delivered a notice to Mr. Helms terminating the Helms Employment Agreement effective upon the conclusion of the renewal term ending May 16, 2006. On February 21, 2006, Parent, entered into an Employment Agreement dated as of February 14, 2006 (the “New Helms Employment Agreement”) with Mr. Helms providing for his employment with Parent as Executive Chairman of the Board (and for him to serve as an officer or director of any subsidiary or affiliate of Parent, without any additional compensation), effective May 17, 2006. Pursuant to the New Helms Employment Agreement, Mr. Helms is to receive an annual base salary of $482,000, to be reviewed annually. The New Helms Employment Agreement provides for a one-year term (beginning May 17, 2006), renewable automatically on an annual basis unless notice of non-renewal is given by either party at least 90 days prior to the end of the renewal term. Mr. Helms will be entitled to all rights and benefits for which he shall be eligible under any incentive program, retirement, retirement savings, profit sharing, pension or welfare benefit plan, life, disability, health, dental, hospitalization and other forms of insurance and all other so called “fringe” benefits or perquisites, in each case at the level as is generally provided to other senior executives of Parent. In addition, he shall be entitled to be reimbursed by Parent for the cost of one automobile lease, the cost of one parking garage space for the leased automobile and the cost of one club membership, and the interest payments on certain loan obligations of Mr. Helms, otherwise payable by Mr. Helms in March 2006 and March 2007, may be deferred until maturity of such obligations in March 2008. Mr. Helms is entitled to twelve months severance and a continuation of benefits following a termination of his employment by Parent without “Cause” or by Mr. Helms for “Good Reason” (as such terms are defined in the New Helms Employment Agreement). The New Employment Agreement includes a non-compete provision for any period during which severance is paid to Mr. Helms.

David I. Brunson

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, entered into an amended and restated employment agreement with the Company on April 30, 1998 which was subsequently amended on November 21, 2002 (as so amended, the “Brunson Employment Agreement”). Pursuant to the Brunson Employment Agreement, Mr. Brunson received an annual base salary of $600,000, which was reviewed annually, plus a bonus in accordance with the Company’s 1999 Executive Plan. The Brunson Employment Agreement provided for a rolling two-year term such that in the event Mr. Brunson resigned for good reason or was terminated without cause, he was entitled to receive a severance payment in the amount of $425,000 per year, and a pro rated bonus (based on the highest earned bonus under the Executive Bonus Plan paid to Mr. Brunson during the preceding two years) for the remainder of the term of employment. The Brunson Employment Agreement was effectively terminated with his resignation on January 19, 2005. Pursuant to the Brunson Employment Agreement, the Company was required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000 which was paid in bi-weekly installments from January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc. which was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. During the first quarter of 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vest in full as of the date of such termination.

Mr. Brunson received signing and stay bonuses, each in the amount of $300,000, upon the execution of the Brunson Employment Agreement and on February 28, 1999, respectively. In addition, for a period of twelve months following his resignation, Mr. Brunson received various other benefits, including life insurance and medical, disability, pension benefits, club memberships, a company car, and reimbursements of certain expenses. The Brunson Employment Agreement included a non-compete provision for a minimum of twelve months following the termination of Mr. Brunson’s employment and for any subsequent period during which severance was paid to Mr. Brunson.

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

Lawrence S. Wexler

Lawrence S. Wexler, the President and Chief Operating Officer of NACC, has an employment agreement, dated December 1, 2003 (the “Wexler Agreement”) with NACC, pursuant to which he receives a base annual salary of $350,000, plus a bonus in accordance with the Company’s Management Bonus Plan. The agreement also provides for severance benefits of one year’s salary, and certain bonuses. In addition, the agreement provides for certain other benefits during his employment, such as options to purchase 10,000 shares of Parent’s common stock at an exercise price of $62.00 per share, use of a company car, reimbursement for some club membership dues, and reimbursement for life and disability insurance. On June 8, 2005, the Company appointed Mr. Wexler Chief Operating Officer pursuant to an employment agreement (the “Wexler COO Agreement”) dated June 8, 2005, which supersedes and replaces the Wexler Agreement, pursuant to which Mr. Wexler will: (1) earn an annual base salary of $385,000 and be eligible for a maximum potential management bonus of 50% of annual base salary; (2) forfeit all stock option rights granted but not vested prior to June 8, 2005, and to replace the options forfeited, Mr. Wexler will be issued stock options or restricted stock under terms no less favorable than his existing stock option grant; (3) receive 4 weeks paid vacation; (4) receive a car allowance of $500 per month following termination of the lease for the vehicle currently leased by the Company for Mr. Wexler’s use; and (5) be eligible to join the Company’s group benefit plans. Mr. Wexler’s employment may be severed at any time, subject to certain terms and conditions contained in the Employment Agreement. Upon a termination without “cause” (as defined in the Wexler COO Agreement), Mr. Wexler will be paid an amount equal to his then current annual compensation which will include his base salary for a period of 12 months. Additionally, Mr. Wexler will receive an amount equal to the average annual management bonus paid to him for the prior two calendar years (with a deemed bonus of $100,000 for 2004, and also for 2005 if Mr. Wexler is terminated without cause in 2005 or prior to the bonus determination date in 2006 without having received an actual management bonus for 2005), and Mr. Wexler will be paid any accrued or unpaid management bonus to the date of termination for the year in which the termination occurs. Further, for a period of up to 12 months after termination, Mr. Wexler may elect continuation coverage under the Company’s group health plan at his same level of contribution. The Wexler COO Agreement contains certain other customary terms and conditions, including certain restrictive covenants proscribing competition with the Company for a period of time after employment therewith. On February 8, 2006, pursuant to the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (see “2006 Equity Incentive Plan”), the Board approved a grant of 24,000 shares of restricted stock to Mr. Wexler. As a condition of the award, any and all stock options (vested or otherwise) previously granted to Mr. Wexler will be immediately cancelled as of the date of the award. As of March 31, 2006, the award had not yet been granted.

Robert A. Milliken, Jr.

Robert A. Milliken, Jr., former President and Chief Operating Officer of NTC, resigned on June 30, 2005. He was party to an employment agreement with the Company dated March 28, 2002 (the “Milliken Employment Agreement”) pursuant to which Mr. Milliken received a base annual salary of $350,000, plus a bonus in accordance with the Company’s Management Bonus Plan (as defined). The Milliken Employment Agreement provided for a rolling twelve month term, such that in the event of termination of Mr. Milliken’s employment by the Company without cause, Mr. Milliken was entitled to receive his then current annual salary, plus an amount equal to his bonus in the prior year. The Milliken Employment Agreement also provided for club membership dues and disability insurance, use of a company car, as well as a stock option to purchase 10,000 shares of the common stock of Parent at an exercise price of $62.00 per share.

Brian C. Harriss

Brian C. Harriss, Senior Vice President & Chief Financial Officer of the Company, has an employment agreement with the Company, dated March 10, 2005 (the “Harriss Agreement”), pursuant to which Mr. Harriss will: (1) earn an annual base salary of $315,000 and be eligible for a management bonus with a target set at 50% of annual base salary; (2) receive a grant to purchase 10,000 shares of Parent’s common stock at an exercise price of not more than $62 per share and upon substantially similar terms and conditions to Parent’s 2002 Share Incentive Plan, vesting in four equal installments on the first four anniversaries of commencement of employment; (3) receive 4 weeks paid vacation; (4) receive a car allowance of $500 per month; and (5) be eligible to join the Companies’ group benefit plans. Subject to being employed for at least six months, upon a termination without “cause” (as defined in the Harriss Agreement), Mr. Harriss will be paid an amount equal to his then current annual base salary over 12 months. Additionally, Mr. Harriss will also receive any earned management bonus which he was awarded for the prior year’s employment. Mr. Harriss will retain any vested stock options, but will forfeit all unvested stock options, and for a period of up to 12 months, the Company will continue to pay certain group health benefits for Mr. Harriss. As a condition to receiving severance, Mr. Harriss is required to demonstrate reasonable efforts to search for other employment, and if he obtains other employment, the severance will be reduced by his new salary. The Harriss

Agreement contains certain other customary terms and conditions, including certain restrictive covenants proscribing competition with the Company for a period of time after employment. On February 8, 2006, pursuant to the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (see “2006 Equity Incentive Plan”), the Board approved a grant of 20,000 shares of restricted stock to Mr. Harriss. As a condition of the award, any and all stock options (vested or otherwise) previously granted to Mr. Harriss will be immediately cancelled as of the date of the award. As of March 31, 2006, the award had not yet been granted.

James W. Dobbins

James W. Dobbins, Senior Vice President, General Counsel and Secretary of the Company, has an employment agreement with the Company, dated November 21, 2002 (the “Dobbins Agreement”), pursuant to which Mr. Dobbins is paid $227,500, subject to annual review by the Board of Directors, is included in the Management Bonus Plan, and is granted additional benefits such as life insurance, stock options and reimbursement for a club membership as well as stock options to purchase 2,000 shares of the common stock of Parent at an exercise price of $9.99 per share and 2,000 shares at an exercise price of $62.00 per share. The Dobbins Agreement provides for a rolling twelve month term, such that in the event of termination of Mr. Dobbins’ employment by the Company without cause, Mr. Dobbins is entitled to receive his then current annual salary plus an amount equal to his bonus in the prior year. On February 8, 2006, pursuant to the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (see “2006 Equity Incentive Plan”), the Board approved a grant of 8,000 shares of restricted stock to Mr. Dobbins. As a condition of the award, any and all stock options (vested or otherwise) previously granted to Mr. Dobbins will be immediately cancelled as of the date of the award. As of March 31, 2006, the award had not yet been granted.

James M. Murray

James M. Murray, Senior Vice President—Market Planning & Strategy, has an employment agreement, dated December 1, 2003 (the “Murray Agreement”), with NTC pursuant to which he receives a base annual salary of $215,300, plus a bonus in accordance with the Company’s Management Bonus Plan. The agreement also provides for a rolling twelve month term, such that in the event of termination of Mr. Murray by the Company without cause, Mr. Murray is entitled to receive his then current annual salary. The Murray Agreement also provides for certain benefits in the event that Mr. Murray is relocated to the Louisville, Kentucky facility, such as, use of a company vehicle and a club membership, as well as stock options to purchase 2,000 shares of Parent’s common stock at an exercise price of $9.99 per share and 2,000 shares at an exercise price of $62.00 per share. On February 8, 2006, pursuant to the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (see “2006 Equity Incentive Plan”), the Board approved a grant of 3,000 shares of restricted stock to Mr. Dobbins. As a condition of the award, any and all stock options (vested or otherwise) previously granted to Mr. Dobbins will be immediately cancelled as of the date of the award. As of March 31, 2006, the award had not yet been granted.

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

A participant in the Retirement Plan becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plan in the event of early retirement at or after age 55 and the completion of at least ten years of service (or special early retirement after completion of 30 years of service) and in the event of retirement for disability after completion of five years of service. The amount of the contribution, payment, or accrual with respect to a specified person is not and cannot readily be separately or individually calculated by the actuaries for the Retirement Plan. Benefits under the Retirement Plan are based upon application of a formula to the specified average compensation and years of credited service at normal retirement age. Compensation covered by the Retirement Plan consists of the average annual salary during any five consecutive calendar years in the last ten years of an employee’s service, which affords the highest salary, or, if employed for less than five years, the average annual salary for the years employed. The benefits are not subject to any deduction for social security payments. Estimated credited years of service under the Retirement Plan for the Named Executive Officers are as follows: Thomas F. Helms, Jr., 18 years; Lawrence S. Wexler, 2 years; Brian C. Harriss, 0 years; James W. Dobbins, 6 years; and James M. Murray, 5 years.

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

2006 Equity Incentive Plan

On February 8, 2006, the Board of Directors of Parent, adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the Plan may be granted to employees. The Plan provides for the granting of nonqualified stock options and restricted stock awards. Pursuant to the Plan, 175,503 shares of common stock of Parent are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals.

The Plan will be administered by the Board of Directors of Parent or by a committee appointed by the Board. Subject to the express limitations of the Plan, the Board will have the authority to construe and interpret the provisions of the Plan, determine the persons to whom, and the times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable to payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Board may provide that awards under the Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements. The Plan is scheduled to terminate on February 17, 2016, the day before the tenth anniversary of its adoption by the Board. However, the Board may, in its discretion, terminate the Plan, or amend or suspend the Plan, at any time and for any reason.

Pursuant to the Plan and the Form Award Agreement, on February 8, 2006, the Board of Directors of Parent approved grants of restricted stock to certain of the Company’s executive officers as follows: 20,000 shares were granted to Mr. Harriss, 24,000 shares were granted to Mr. Wexler, 8,000 shares were granted to Mr. Dobbins and 3,000 shares were granted to Mr. Murray. As a condition of the award, any and all stock options (vested or otherwise) previously granted to these individuals will be immediately cancelled as of the date of the award. As of March 31, 2006, the awards had not yet been granted.

On March 15, 2006, the Board of Directors of Parent approved a form of Restricted Stock Award Agreement pursuant to which awards under the Plan may be granted to non-employee directors (the “Director Form Award Agreement”). Pursuant to the Plan and the Director Form Award Agreement, the Board of Directors of Parent approved grants of 2,500 shares of restricted stock to each of the Company’s non-employee directors, Jack Africk, Marc S. Cooper and Geoffrey J. F. Gorman. As a condition of the award, any and all stock options (vested or otherwise) previously granted to these individuals will be immediately cancelled as of the date of the award. As of March 31, 2006, the awards had not yet been granted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is a wholly owned subsidiary of Parent. The table below sets forth certain information regarding the beneficial ownership of common stock of Parent as of March 15, 2006, by (i) each person or entity who beneficially owns five percent or more of the common stock, (ii) each of the Company’s and Parent’s directors and Named Executive Officers and (iii) all of the Company’s and Parent’s directors and executive officers as a group. Unless otherwise indicated, each beneficial owner’s address is c/o North Atlantic Trading Company, Inc., 3029 West Muhammad Ali Boulevard, Louisville, Kentucky 40212. See “Executive Compensation – Employment Agreements – 2006 Equity Incentive Plan” with respect to certain restricted stock award grants.

		Percent Owned(a)
Beneficial Owner	Number of Shares	Before Exercise of Warrants	After Exercise of Warrants
Thomas F. Helms, Jr.(b) Helms Management Corp.	461,285	78.3%	74.1%
David I. Brunson(c)	49,810	7.8	7.4
Herbert Morris(d) Flowing Velvet Products, Inc. 3 Points of View Warwick, New York 10990	35,479	6.0	5.7
Jack Africk(e)	19,810	3.3	3.1
Lawrence S. Wexler(f)	5,000	*	*
James W. Dobbins(g)	3,556	*	*
James M. Murray(h)	3,556	*	*

Marc S. Cooper(i) Peter J. Solomon Company Limited	3,000	*	*
Geoffrey J.F. Gorman	—	*	*
Brian C. Harriss	—	—	—
Directors and Executive Officers as a Group (8 persons)	488,359	79.3%	75.6%

*	Less than 1%.
(a)	The percentages assume, in the column entitled “Before Exercise of Warrants,” that none of the outstanding warrants (i) to purchase an aggregate of 16,091 shares of Parent’s common stock at an exercise price of $.01 per share issued in connection with the Company’s recapitalization in 1997, (ii) to purchase an aggregate of 3,000 shares of Parent’s common stock at an exercise price of $40.00 per share, issued in 2003 to Peter J. Solomon Company Limited, and (iii) to purchase an aggregate of 14,721 shares of Parent’s common stock at an exercise price of $62.00 per share, issued to Guggenheim Investment Management, LLC, are exercised. The percentages assume, in the column entitled “After Exercise of Warrants,” that all of such warrants are exercised.
(b)

Helms Management Corp., all of the voting capital stock of which is owned by Mr. Helms, who serves as its Executive Chairman of the Board, and all of the non-voting capital stock of which is owned by a trust established by Mr. Helms for the benefit of his children, owns 251,033 shares of Parent’s common stock, which represents approximately 36.6% of the outstanding shares, including currently exercisable options and assuming that none of the outstanding warrants are exercised, or 34.5% of the outstanding shares, including currently exercisable options and assuming that all such warrants are exercised. Because of Mr. Helms’ ability to vote an additional 137,033 shares of Parent’s common stock held by members of the Parent’s management in respect of the election of its directors pursuant to the Stockholders’ Agreement, he may be deemed to be the beneficial owner of such additional shares. See “—Stockholders’ Agreement.” In connection with the transfer of 37,740 shares of the Company’s common stock held by certain stockholders, the transferees of such shares granted Mr. Helms the right to vote such shares with respect to any and all matters submitted to a vote of Parent’s stockholders and, consequently, Mr. Helms may be deemed to be the beneficial owner of such shares. In addition, Mr. Helms may be deemed the beneficial owner of 35,479 shares that are subject to a voting agreement between Helms Management Corp. and Flowing Velvet Products, Inc., and an additional 5,000 shares held by an outside investor that are subject to the voting agreement. See “—Voting Agreements.”

(c)	Includes (i) 2,250 shares of Parent’s common stock owned by Mr. Brunson, (ii) 41,024 shares subject to currently exercisable stock options held by Mr. Brunson. In addition, Mr. Brunson has the right to acquire 6,536 shares currently owned by Helms Management Corp.
(d)	Reflects shares held by the corporation listed below the name of such natural person. Such natural person owns all of the issued and outstanding shares of capital stock of the corporation listed below the name of such natural person.
(e)	Includes 4,848 shares of Parent’s common stock held by the Africk Family Foundation, Inc., of which Mr. Africk is the trustee and which may result in his being deemed a beneficial owner of such shares. In addition, 14,962 shares are subject to currently exercisable stock options.
(f)	Mr. Wexler holds 5,000 options currently exercisable.
(g)	Mr. Dobbins holds 3,556 options currently exercisable.
(h)	Mr. Murray holds 3,556 options currently exercisable.
(i)	The total includes a warrant issued to the corporation listed below the name of such natural person currently exercisable for 3,000 shares of Parent’s common stock. Such person is a Managing Director of the corporation.

Parent’s Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	140,168	$43.33	6,000
Equity compensation plans not approved by security holders	—	—

Total	140,168	$43.33	6,000

(1)	Relates to the 1997 Share Incentive Plan and 2002 Share Incentive Plan, which are described in Item II above.

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

On April 26, 1988 and on December 15, 1988, Mr. Thomas F. Helms, Jr., Chief Executive Officer of the Company, borrowed $75,000 and $45,000, respectively, in connection with the purchase of a portion of his partnership interest in NTC and executed two separate notes, payable to the Company. On April 14, 1998, Helms Management Corp., a corporation in which Mr. Helms owns all of the voting capital stock and a trust established by Mr. Helms for the benefit of his children which owns all of the non-voting capital stock, issued a promissory note to the Company in the aggregate principal amount of $886,686, representing the principal on the notes discussed above, plus an additional loan by the Company in the amount of $766,686 to cover certain income tax liabilities of Helms Management Corp. resulting from the Company’s conversion from a limited liability company to a “C” corporation in connection with the Acquisition. Upon execution of the $886,686 note, the prior notes issued by Mr. Helms were cancelled. On March 31, 2002, Helms Management Corp. issued a promissory note to the Company in the amount of $958,499 and the prior note was cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. On January 4, 1999, Mr. Helms issued a promissory note to the Company, in the principal amount of $150,000, for an additional loan by the Company to cover certain tax liabilities of Helms Management Corp. resulting from the above-mentioned LLC conversion. On April 20, 2001 and on November 12, 2001, additional loans, each in the amount of $150,000, were made to Mr. Helms on the same terms as the existing loans. On March 31, 2002, Mr. Helms issued a promissory note to the Company in the principal amount of $475,071 representing the principal amounts on the notes discussed above, plus accrued interest of $25,071 and the prior notes were cancelled. The current note bears interest at the rate of 5.0% per annum and has a final maturity on March 31, 2008. In connection with the entering into of the New Employment Agreement between the Company and Mr. Helms, the Company agreed that the interest payments due on March 31, 2006 and March 31, 2007, with regard to the two separate Secured Promissory Notes issued by Mr. Helms to the Company on March 31, 2002 in the original principal amounts of $958,449 and $475,071, respectively, may be deferred and paid by Mr. Helms upon the maturity of such Secured Promissory Notes on March 31, 2008.

Kent Helms and Thomas F. Helms, III, sons of Thomas F. Helms, Jr., are employed by the Company. During 2005, Kent Helms, Marketing Manager, received aggregate compensation of $93,577 and Thomas F. Helms, III, Regional Sales Manager, received aggregate compensation of $99,843 for services in such capacities. Pursuant to a policy adopted by the Board of Directors, their compensation is subject to the approval of, and was approved by, the directors who are not members of management.

Jack Africk, the former President and Chief Operating Officer of the Company, terminated his employment agreement with the Company effective December 31, 1998, but continues to serve as a member of the Company’s Board of Directors. In connection with Mr. Africk’s resignation from employment, he and the Company entered into a consulting agreement (the “Africk Consulting Agreement”) pursuant to which, Mr. Africk provides consulting services to the Company on an as needed basis at the rate of $75,000 per annum. The Africk Consulting Agreement automatically renews annually and has been renewed through 2006. For 2002, Mr. Africk received $75,000 pursuant to the terms of the Africk Consulting Agreement and an additional $50,000 for consulting services that exceeded the extent of services contemplated by the Africk Consulting Agreement. For 2004, Mr. Africk’s compensation under his agreement was $100,000 and he received an additional $52,000 for consulting services relating to the sales and distribution of the Company’s products. For 2005 and 2006, Mr. Africk’s consulting fee is $75,000 per annum.

On November 8, 2002, the Company also entered into an agreement with Marketing Solutions USA, a company controlled by Mr. Africk, under which Marketing Solutions USA represents the Company with a specific customer, and receives a percentage commission. The agreement commenced January 1, 2003 and terminated on December 31, 2003. In 2004 and 2005, a similar agreement was entered into for which Mr. Africk received payment of $51,935 and $2,290, respectively. The Company has entered into a similar contract with Mr. Africk for 2006.

Mr. Africk also owns 50% of the executive search firm Bruce Edwards and Associates. From time to time, the Company contracts with that firm for retained executive searches. The Company paid Bruce Edwards and Associates approximately $105,000 in 2005 for its services.

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

Under the terms of the Letter Agreement, the Companies agreed to pay $100,000 per month to A&M for the services of Mr. Rosefsky, and $50,000 per month for the services of the Additional Professional. The Companies agreed to also compensate A&M for certain reasonable out-of-pocket expenses. The Letter Agreement was amended on April 11, 2005 as described below.

In addition, on January 19, 2005, the Companies and A&M entered into the Indemnification Agreement (the “Indemnification Agreement”), pursuant to which the Companies agreed to indemnify A&M and its agents against losses in connection with A&M’s performance under the Letter Agreement.

On April 11, 2005, the Companies entered into an agreement (the “Amended Letter Agreement”) with A&M which amends and restates the letter agreement with A&M dated January 19, 2005. The Amended Letter Agreement provides for A&M, among other things, to assist with the development and implementation of cost reduction and performance improvement opportunities, and to make available to the Companies the services of (i) Douglas P. Rosefsky, a managing director of A&M, which services will include serving as President and Chief Executive Officer of the Companies, (ii) an additional A&M professional as an assistant to Mr. Rosefsky and as Director-Finance of the Companies, and (iii) such other personnel as the parties agree to assist in the engagement.

Under the terms of the Amended Letter Agreement, the Companies will pay $100,000 per month to A&M for the services of Mr. Rosefsky, $50,000 per month for the services of the Additional Professional and amounts at specified hourly rates for other personnel (all of the foregoing discounted by 20% from and after the date of the Amended Letter Agreement). The Companies will also compensate A&M for certain reasonable out-of-pocket expenses. The total fees paid to A&M for their services in 2005 were $2,334,680, which included an incentive fee of $316,667, as discussed below. Expense reimbursement paid to A&M in 2005 totaled $245,986. Further, the Companies agreed to pay a cash incentive fee to A&M upon the closing of the refinancing of the Company’s existing revolving credit facility, equal to 0.5% of the total commitment amount of the refinancing (reduced by $50,000 per month for the period between the date of the Amended Letter Agreement and the closing of the refinancing, prorated for the actual number of days in the period). This incentive fee totaled $316,667 and was paid to A&M in July 2005. A&M is also entitled to a fee based on improvement in the Companies’ financial performance as measured against the Companies’ 2005 Business Plan, to be paid upon the termination of the engagement (the “Incentive Fee”). One portion of the Incentive Fee will be a specified percentage of the sustainable annualized EBITDA Improvement (as defined in the Amended Letter Agreement), and the other portion of the Incentive Fee will be in an amount to be determined by the boards of directors of the Companies in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Companies’ 2005 Business Plan.

The Amended Letter Agreement may be terminated by either party without cause upon thirty day’s written notice to the other party. Upon termination by the Companies without Cause or by A&M for Good Reason (each as defined in the Amended Letter Agreement), A&M will be entitled to receive the Incentive Fee if the applicable events occur within six months of termination. The Companies may immediately terminate A&M’s services at any time for Cause upon written notice, and the Companies will be relieved of all of their payment obligations under the Amended Letter Agreement, except for the payment of fees and expenses through the effective date of termination and their indemnification obligations set forth in the Amended Letter Agreement.

The Companies have agreed in the Amended Letter Agreement to indemnify Mr. Rosefsky and the Additional Professional to the same extent as the most favorable indemnification it extends to any of its officers or directors.

Item 14. Principal Accountant Fees and Services

The following summarizes the fees paid to the Company’s principal accountant, PricewaterhouseCoopers LLP for professional services to the Parent and the Company in 2005 and the Company in 2004:

1) Audit Fees

The following fees were paid for professional services rendered by the principal accountant relating to the audit of annual financial statements and required quarterly and annual filings:

2005	2004
$ 382,800	$309,722

2) Audit-Related Fees

The following fees were paid for professional services rendered by the principal accountant relating to assurance and related services of the post-retirement benefit plan (2003) and due diligence performed on a potential acquisition (2003):

2005	2004
$ —	$48,600

3) Tax Fees

The following fees were paid for professional services rendered by the principal accountant relating to tax preparation, planning and compliance services:

2005	2004
$ 172,000	$150,982

4) All Other Fees

The following fees were paid for professional services rendered by the principal accountant relating to logistics consulting for a distribution systems modeling project (2004 and Sarbanes-Oxley compliance matters (2005):

2005	2004
$ —	$164,850

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

All audit and non-audit services were approved by the Audit Committee, in accordance with the Policies & Procedures described above, for fiscal years 2004 and 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of North Atlantic Trading Company, Inc. and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

(a)(2) Financial Statement Schedules:

The required information is given in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., and NATC Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2004).

3.1(a)	—	Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b)	—	Certificate of Correction to the Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(c)	—	Certificate of Amendment to the Certificate of Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2002).

3.2(a)	—	Amended and Restated Bylaws of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

4.1	—	Warrant to Purchase Common Stock, granted in favor of Guggenheim Investment Management, LLC by North Atlantic Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.2	—	Warrant to Purchase Common Stock, granted in favor of Peter J. Solomon Company Limited by North Atlantic Trading Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	—	Class B Term Note dated November 17, 2003, issued by North Atlantic Trading Company, Inc. in favor of Upper Columbia Capital Company, LLC (“Upper Columbia”) in the principal amount of Twenty Three Million Dollars ($23,000,000.00) (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.4	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.5	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.6	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00) (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.7	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00) (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

Exhibit Number		Description
4.8	—	Indenture, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.9	—	Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto, Citigroup Global Markets Inc. and RBC Capital Markets Corporation (incorporated herein by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

9.1	—	Amended and Restated Exchange and Stockholders’ Agreement, dated as of February 9, 2004, by and among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc. and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1	—	Third Amended and Restated Purchasing and Processing Agreement, dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.3†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.4†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.5†	—	Restated Amendment, dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.6	—	Warrant Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.7††	—	1997 Share Incentive Plan of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

Exhibit Number		Description
10.8††	—	Employment Agreement, dated May 17, 1996, between North Atlantic Trading Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.9††	—	Employment Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10††	—	Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11††	—	Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12††	—	Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13††	—	Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.14††	—	National Tobacco Company Management Bonus Program (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15††	—	Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16††	—	Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17†	—	Amendment, dated October 22, 1997, to Amended and Restated Distribution and License Agreements, between Bolloré and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.18	—	Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19††	—	Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on 10-Q for the fiscal quarter ended June 30, 1998).

Exhibit Number		Description
10.20††	—	Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21	—	Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.22††	—	North Atlantic Trading Company, Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23††	—	North Atlantic Trading Company, Inc. 1999 Management Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.24	—	Amended and Restated Loan Agreement, dated as of February 17, 2004, by and among Bank One, NA, LaSalle Bank National Association, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., the subsidiaries of North Atlantic Trading Company, Inc. named therein and the lenders party thereto (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.25	—	Amended and Restated Security Agreement, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.26	—	Amended and Restated Guaranty Agreement, dated as of February 17, 2004, among National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit Number		Description
10.27	—	Amended and Restated Pledge Agreement, dated as of February 17, 2004, among and North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.28	—	2005 A Amendment to the Amended and Restated Loan Agreement, made and entered into as of February 17, 2004, by and among Bank One, NA as the Agent Bank, Bank One and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2005).

10.29††	—	Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.30	—	Promissory Note, dated March 31, 2002, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.31	—	Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.32	—	Secured Promissory Note, dated March 31, 2002, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.33	—	Secured Promissory Note, dated March 31, 2002, issued by Thomas F. Helms, Jr. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34	—	Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35††	—	Amendment, dated November 25, 2002, to the Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit Number		Description
10.36††	—	Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.37	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, The Cleveland Clinic Foundation, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.38	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39††	—	2002 Share Incentive Plan (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40††	—	Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41	—	2003A Amendment to Loan Documents, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.42	—	2003B Amendment to Loan Documents dated as of November 17, 2003, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks (“Agent Bank”), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders (“Class B Loan Agent”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.43	—	Amended and Restated Subordination Agreement dated as of November 17, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks (“Agent Bank”), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders (“Class B Loan Agent”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.44	—	Second Amendment to Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of November 17, 2003, among Bank One, NA (as “Agent Bank” and “Mortgagee” for the benefit of the Banks as defined in the 2003B Amendment to Loan Agreement) and National Tobacco Company, L.P. (the “Mortgagor”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.45	—	Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Stoker, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

Exhibit Number		Description
10.46	—	Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Fred Stoker & Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.47	—	2003C Amendment to Loan Documents dated as of December 23, 2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B Lenders as defined therein, Guggenheim Investment Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading Company, Inc. and the Subsidiaries as defined therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2003).

10.48	—	Assignment and Assumption Agreement, dated as of February 9, 2004, between North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.49††	—	Letter Agreement, dated as of January 19, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.50††		Letter Agreement, dated as of October 12, 2004, between Jack Africk and North Atlantic Trading Company, Inc. (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.51	—	2005B Amendment to the Amended and Restated Loan Agreement dated March 30, 2005, by and among JP Morgan Chase Bank, N.A. (“Morgan”), as successor to Bank One, NA, as Agent Bank, Morgan and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.52††		Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005).

10.53††		Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

10.54		Financing Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., as guarantor, North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc., as borrowers, the financial institutions from time to time party thereto as lenders and Fortress Credit Corp., as agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

Exhibit Number		Description
10.55		Security Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.56		Pledge Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.57††		Resignation and Release Agreement, effective July 7, 2005, between National Tobacco Company, L.P. and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2005).

10.58††		Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. (the “Company”) and Lawrence S. Wexler (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005).

10.59		First Amendment to Financing Agreement, dated as of November 8, 2005, by and among North Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, North Atlantic Cigarette Company, Inc., Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., as Borrowers, North Atlantic Holding Company, Inc., as Guarantor, the financial institutions party thereto as Lenders, and Fortress Credit Corp., as Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2005).

10.60††		North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan, effective as of February 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.61††		Form of Restricted Stock Award Agreement for employees under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 14, 2006).

10.62††		Form of Restricted Stock Award Agreement for non-employee directors under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.63††		Employment Agreement, dated as of February 14, 2006, between North Atlantic Holding Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2006).

21	—	Subsidiaries of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

31.1*	—	Certification by the Chief Executive Officer

31.2*	—	Certification by the Chief Financial Officer

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.
††	Management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006

NORTH ATLANTIC TRADING COMPANY, INC.

By:	/s/ Douglas P. Rosefsky
Douglas P. Rosefsky
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas P. Rosefsky Douglas P. Rosefsky	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Brian C. Harriss Brian C. Harriss	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

/s/ Camilla Fentress Camilla Fentress	Vice President – Finance (Principal Accounting Officer)	March 31, 2006

/s/ THOMAS F. HELMS, JR. Thomas F. Helms, Jr.	Executive Chairman of the Board	March 31, 2006

/s/ JACK AFRICK Jack Africk	Director	March 31, 2006

/s/ MARC S. COOPER Marc S. Cooper	Director	March 31, 2006

/s/ GEOFFREY J.F. GORMAN Geoffrey J.F. Gorman	Director	March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

North Atlantic Trading Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ deficit present fairly, in all material respects, the financial position of North Atlantic Trading Company, Inc and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

March 31, 2006

North Atlantic Trading Company, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2005 and 2004

(dollars in thousands except share data)

	2005	2004
ASSETS
Current assets:
Cash	$524	$2,346
Accounts receivable, net of allowances of $459 and $284 in 2005 and 2004, respectively	6,718	7,839
Inventories	30,572	37,959
Other current assets	5,166	5,861

Total current assets	42,980	54,005
Property, plant and equipment, net	14,382	10,771
Deferred financing costs, net	9,353	9,407
Goodwill	128,697	128,697
Other intangible assets, net	9,852	10,293
Investment in Senior Discount Notes	12,984	—
Other assets	19,062	15,526

Total assets	$237,310	$228,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,272	$7,005
Accrued expenses	7,130	4,642
Accrued interest expense	6,167	6,274
Deferred income taxes	3,928	4,801
Revolving credit facility	—	14,500

Total current liabilities	23,497	37,222
Notes payable and long-term debt	230,000	200,000
Deferred income taxes	6,106	5,005
Postretirement benefits	6,762	6,061
Pension benefits and other long-term liabilities	3,166	4,013

Total liabilities	269,531	252,301

Commitments and contingencies

Stockholders’ deficit:
Common stock, voting, $.01 par value; 2005; authorized, 750,000; issued and outstanding shares, 10; $.01 par value; 2004; authorized shares, 750,000; issued and outstanding shares, 10	—	—
Common stock, nonvoting, $.01 par value; authorized shares, 750,000; issued and outstanding shares, -0-	—	—
Additional paid-in capital	64,095	64,095
Advance to parent	(2,016)	(1,961)
Loans to stockholders for stock purchases	(99)	(99)
Accumulated other comprehensive loss	(1,535)	(1,351)
Accumulated deficit	(92,666)	(84,286)

Total stockholders’ deficit	(32,221)	(23,602)

Total liabilities and stockholders’ deficit	$237,310	$228,699

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Consolidated Statements of Operations

for the years ended December 31, 2005, 2004 and 2003

(dollars in thousands except share data)

	2005	2004	2003
Net sales	$116,915	$115,320	$101,593
Cost of sales	56,654	58,617	48,616

Gross profit	60,261	56,703	52,977
Selling, general and administrative expenses	43,915	37,031	32,589
Amortization expense	441	462	67

Operating income	15,905	19,210	20,321
Interest expense and financing costs	21,947	24,196	19,122
Other expense (income)	2,110	(4,361)	11,129

Income (loss) before income taxes	(8,152)	(625)	(9,930)
Income tax expense (benefit)	228	27,210	(3,689)

Net income (loss) before preferred stock dividends and cumulative effect of a change in accounting principles	(8,380)	(27,835)	(6,241)
Preferred stock dividends	—	(1,613)	(7,275)

Net income (loss) applicable to common shares	$(8,380)	$(29,448)	$(13,516)

	2005	2004	2003
Basic earnings per common share:
Net income (loss) before preferred stock dividends and cumulative effect of a change in accounting principles	$(838,000.00)	$(478.59)	$(11.82)
Preferred stock dividends	—	(27.73)	(13.77)

Net income (loss) applicable to common shares	$(838,000.00)	$(506.32)	$(25.59)

Diluted earnings per common share:
Net income (loss) before preferred stock dividends and cumulative effect of a change in accounting principles	$(838,000.00)	$(478.59)	$(11.82)
Preferred stock dividends	—	(27.73)	(13.77)

Net income (loss) applicable to common shares	$(838,000.00)	$(506.32)	$(25.59)

Weighted average common shares outstanding:
Basic	10	58,161	528,241
Diluted	10	58,161	528,241

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

for the years ended December 31, 2005, 2004 and 2003

(dollars in thousands except share data)

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	2005	2004	2003
Net income (loss)	$(8,380)	$(27,835)	$(6,241)

Other comprehensive income, net of tax benefit:
Unrealized losses on derivative financial instruments	(77)	—	—
Unrealized gains on available for sale securities	295	—	—
Minimum pension liability, net of tax	(402)	(122)	(104)

Comprehensive income (loss)	$(8,564)	$(27,957)	$(6,345)

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(8,380)	$(27,835)	$(6,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,174	816	589
Amortization expense	441	462	67
Amortization of deferred financing costs	1,901	1,613	1,386
Deferred income taxes	228	26,560	(3,689)
Stock compensation expense	(55)	100	417
Stock issued for non-cash services	—	681	—
Changes in operating assets and liabilities:
Accounts receivable	1,121	2,545	(1,827)
Inventories	7,310	4,298	1,964
Income tax receivable	—	910	(23)
Other current assets	695	(2,267)	752
Other assets	(3,536)	(4,766)	(1,309)
Accounts payable	(733)	1,730	1,848
Accrued pension liabilities	170	(1,933)	366
Accrued postretirement liabilities	701	(3,272)	(1,509)
Accrued expenses and other	963	3,892	2,351

Net cash provided by (used in) operating activities	2,000	3,534	(4,858)

Cash flows from investing activities:
Capital expenditures	(4,785)	(3,277)	(1,561)
Purchase of Stoker, Inc. (net of cash acquired $1,672 see Note 7)	—	(38)	(21,650)
Investment in Senior Discount Notes	(12,690)	—	—

Net cash provided by (used in) investing activities	(17,475)	(3,315)	(23,211)

Cash flows from financing activities:
Capital contribution from parent	—	53,751	—
Proceeds from term loan	30,000	—	—
Proceeds (payments) from (to) revolving credit facility, net	(14,500)	8,200	800
Proceeds from issuance of new senior notes	—	200,000	—
Payment of old senior notes	—	(155,000)	—
Payments on notes payable	—	(30,686)	—
Deferred financing costs incurred	(1,847)	(5,857)	(3,907)
Redemption of preferred stock	—	(65,080)	—
Preferred stock cash dividends	—	(1,613)	—
Receivable (advance) from (to) parent		(1,961)	—
Principal from long-term borrowings	—	—	42,000
Principal payments on long-term borrowings	—	—	(11,314)
Net loans to stockholders for stock purchases	—	69	(11)

Net cash provided by (used in) financing activities	13,653	1,823	27,568

Net increase (decrease) in cash	(1,822)	2,042	(501)
Cash, beginning of period	2,346	304	805

Cash, end of period	$524	$2,346	$304

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19,895	$16,245	$17,911

Cash paid during the period for income taxes	$371	$1,297	$—

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Changes in Stockholders’ Deficit

for the years ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	Common Stock, Voting	Additional Paid-In Capital	Advance to Parent	Loans to Stockholders for Stock Purchases	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Beginning balance, January 1, 2003	$5	$9,246	$—	$(157)	$(1,125)	$(41,322)	$(33,353)
Compensation expense		417					417
Net loans to stockholders for stock purchases				(11)			(11)
Amount related to minimum pension liability, net of tax of $64					(104)		(104)
Preferred stock dividend						(7,275)	(7,275)
Net income						(6,241)	(6,241)

Ending balance, December 31, 2003	5	9,663	—	(168)	(1,229)	(54,838)	(46,567)
Cancellation of common stock	(6)						(6)
Compensation expense		100					100
Transfer of stock options to Parent		(2,149)					(2,149)
Transfer of warrants to Parent		(2,410)					(2,410)
Issuance of common stock	1	681					682
Capital contribution from Parent		58,210					58,210
Net loans to stockholders for stock purchases				69			69
Amount related to minimum pension liability net of tax of $74					(122)		(122)
Transactions with Parent, net			(1,961)				(1,961)
Preferred stock dividend						(1,613)	(1,613)
Net loss						(27,835)	(27,835)

Ending balance, December 31, 2004	—	64,095	(1,961)	(99)	(1,351)	(84,286)	(23,602)
Amount related to minimum pension liability net of tax of $153					(402)		(402)
Unrealized losses on derivative financial instruments					(77)		(77)
Unrealized gains on available for sale securities					295		295
Transactions with Parent, net			(55)				(55)
Net loss						(8,380)	(8,380)

Ending balance, December 31, 2005	$—	$64,095	$(2,016)	$(99)	$(1,535)	$(92,666)	$(32,221)

The accompanying notes are an integral part of the consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for the years ended December 31, 2005, 2004 and 2003

(dollars in thousands except share data)

1.	Organization:

North Atlantic Trading Company, Inc, (the “Company”) manufactures and distributes tobacco and related products through its smokeless tobacco, make-your-own, and premium manufactured cigarettes operating segments. The smokeless tobacco segment manufactures and distributes smokeless tobacco products under the Beech-Nut, Durango, Trophy, Havana Blossom, Stoker, Our Pride and other brand names. The make-your-own segment imports and distributes premium cigarette papers and related products, and manufactures smoking tobaccos under the Zig-Zag, Stoker No. 2, Old Hillside and other brand names. The premium cigarette segment contract manufactures and distributes premium manufactured cigarettes through wholesale distributors in selected areas of the United States.

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

On November 17, 2003, the Company purchased all of the common stock of Stoker, Inc. (“Stoker”). See Note 7, “Acquisition of Business”. Stoker is the parent of the wholly-owned subsidiaries, Fred Stoker & Sons, Inc. and RBJ Sales, Inc.

2.	Recapitalization and Reorganization

On February 9, 2004, the Company consummated a holding company reorganization whereby North Atlantic Holding Company, Inc., a Delaware corporation (the “Parent”), became the parent company of the Company. The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated February 9, 2004, among the Company, the Parent and NATC Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Parent (“Merger Sub”).

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

On February 9, 2004, the Company consummated its general corporate reorganization in which the Company became a wholly-owned subsidiary to the Parent. On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock and the Parent issued senior discount notes in conjunction with the refinancing. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by the Company (the “New Senior Notes”), (2) entering into an amended and restated loan agreement that provides a $50.0 million senior secured revolving credit facility to the Company (the “Senior Revolving Credit Facility”) and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Parent (the “Senior Discount Notes”). Both the senior notes and the senior discount notes were offered pursuant to Rule l44A and Regulation S and subsequently registered under the Securities Act of 1933, as amended.

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

The proceeds from the offering of the New Senior Notes, along with borrowings under the Senior Revolving Credit Facility (see Note 14) and the proceeds from the concurrent offering of the Senior Discount Notes were used to (1) repay $36.6 million in outstanding borrowings under the existing senior credit facility (the “Old Senior Credit Facility”), including borrowings used to finance the cash purchase price for the acquisition of Stoker, Inc. (see Note 7), (2) redeem the Old Senior Notes, (3) redeem the Company’s existing 12% senior exchange payment-in-kind preferred stock on March 18, 2004, (4) pay a $5.0 million pro rata distribution to stockholders of Parent and make a distribution to certain holders of warrants of Parent, (5) make $2.1 million in incentive payments to certain key employees and outside directors, and (6) pay fees and expenses of $12.8 million incurred in connection with the offerings.

3.	Liquidity:

On June 16, 2005, the Company refinanced its existing $35.0 million Amended and Restated Loan Agreement, dated as of February 17, 2004, by and among JP Morgan Chase Bank, N.A., as agent, Parent, the Company and its subsidiaries by entering into a Financing Agreement (the “Financing Agreement”) among the Parent, the Company and its subsidiaries, the financial institutions from time to time party thereto as lenders, and Fortress Credit Corp., as agent for the Lenders. The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company and its subsidiaries will use the revolving credit facility for working capital requirements and other general corporate purposes. At December 31, 2005, the Company has a $30 million term loan outstanding under the Financing Agreement and approximately $55 million of undrawn availability under the revolving credit facility of the Financing Agreement. The new Financing Agreement significantly enhanced the short-term liquidity of the Company.

As further described in the footnote Notes Payable and Long-Term Debt, the Financing Agreement requires the Company to meet certain financial covenants and includes various events of default, including an event or development that occurs which results in a Material Adverse Effect as determined by the agent in its reasonable business judgment. If a covenant violation or event of default occurs and is not cured in a reasonable period of time, acceleration of the outstanding loans under the Financing Agreement will result. Although there can be no assurance, the Company currently anticipates that it will meet the required financial covenants, and that, between results from operations and access to financing under the Financing Agreement, it will have sufficient liquidity to continue normal operations through at least December 31, 2006.

4.	Summary of Significant Accounting Policies:

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition: The Company recognizes revenues and the related costs upon transfer of title and risk of loss to the customer. The Company classifies customer rebates as sales deductions in accordance with the requirements of Emerging Issues Task Force Issue No. 01-09.

Financial Instruments: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company may hedge up to eighty percent of its anticipated purchases of inventory under the Bolloré, S.A. master contract, denominated in Euros, over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date except any ineffectiveness which is currently recognized in income. Gains and losses on these inventory contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do no qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Investment in Senior Discount Notes: Our investment in parent senior discount notes are categorized as available for sale and, as a result, is stated at fair value. The fair value is based on quoted market prices. Unrealized holding gains and losses are included as a component of stockholders’ equity and comprehensive income until realized from a sale or impairment.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $3,941, $3,419, and $2,790 in 2005, 2004 and 2003, respectively.

Research and Development Costs: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $664, $521 and $577 in 2005, 2004 and 2003, respectively.

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

Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach that first compares the book value to the fair value, no impairment exists if the fair value exceeds book value. If an impairment exists then step 2 measures the amount of the impairment. The goodwill balances attributable to each of the Company’s reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value as of December 31 each year. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved) with consideration given to multiples of operating results. The Company has reported that no impairment of goodwill has been incurred as of December 31, 2005.

Deferred Financing Costs: Deferred financing costs are amortized over the terms of the related debt obligations using the effective interest method. Unamortized amounts are expensed upon repayment of the related borrowings.

Income Taxes: The Company records the effects of income taxes under the liability method in which deferred income tax assets and liabilities are recognized based on the difference between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company assesses its ability to realize future benefits of net deferred tax assets to determine if they meet the more likely than not criteria in SFAS No. 109, “Accounting for Income Taxes”. If the Company determines that future benefits that do not meet the more likely than not criteria a valuation is recorded.

Advertising and Promotion: Advertising and promotion costs, including point of sale materials, are expensed as incurred and amounted to $2,990, $3,147, and $2,658 for the years ending December 31, 2005, 2004 and 2003, respectively.

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

Forty-six states, certain U.S. territories and the District of Columbia are parties to the Master Settlement Agreement (“MSA”) and the Smokeless Tobacco Master Settlement Agreement (“STMSA”). To the Company’s knowledge, the signatories to the MSA include 49 cigarette manufacturers and/or distributors and the only other signatory to the STMSA is US Smokeless Tobacco Company. In the Company’s opinion, the fundamental basis for each agreement is the states’ consents to withdraw all claims for monetary, equitable and injunctive relief against certain tobacco products manufacturers and others and, in return, the signatories have agreed to certain marketing restrictions and regulations as well as certain payment obligations.

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

Pursuant to the MSA escrow account statutes, in order to be compliant with the MSA escrow requirements, the Company is required to deposit such funds for each calendar year into a qualifying escrow account by April 15 of the following year. As of December 31, 2005, the Company has recorded approximately $17,599 in Other assets. This amount is comprised of approximately $14,226 which represents amounts on deposit plus approximately $148 interest earned thereon and approximately $3,225 pertaining to amounts to be deposited by April 15, 2006 relating to 2005 sales. During 2005, approximately $4,697 was deposited into a qualifying escrow account. The Company is entitled to direct the investment of the escrow funds and is allowed to withdraw any appreciation, but cannot withdraw the principal for twenty-five years from the year of each annual deposit, except to withdraw funds deposited pursuant to an individual state’s escrow statute to pay a final judgment to that state’s plaintiffs in the event of such a judgment against the Company.

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

Concentration of Credit Risk: At December 31, 2005 and 2004, the Company had bank deposits, including MSA escrows, in excess of federally insured limits of approximately $18.0 million and $11.9 million, respectively.

The Company sells its products to distributors and retail establishments throughout the United States. A single customer accounted for 12.9%, 16.5% and 19.9% of the Company’s revenues in 2005, 2004 and 2003, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. As of December 31, 2005, Cod Company, Inc., the Company’s largest customer, accounted for 14.4% of the outstanding accounts receivable balances. Historically, the Company has not experienced significant credit losses.

Accounts Receivable: Accounts receivables are recognized at their net realizable value. All accounts receivable are trade related and are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer’s inability to pay (bankruptcy, out of business, etc., i.e. “bad debts” which result in write-offs). The activity of allowance for doubtful accounts during 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Balance at beginning of period	$284	$367	$448
Provision (reduction) for doubtful accounts	175	(67)	121
Charge offs, net	—	(16)	(202)

Balance at end of period	$459	$284	$367

Other Expense (Income): Other expense of $2.1 million in 2005 consists primarily of legal, investigative and related expenses with respect to the infringement activities involving Zig-Zag premium cigarette papers and other legal matters. Other income of $4.4 million in 2004 represents principally $4.5 million associated with the reduction in the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. as described in Note 21, “Contingency” under “Kentucky and Illinois Complaints.” Other expense of $11.1 million in 2003 represents $7.4 million associated with the judgment rendered against the Company in connection with the litigation with Republic Tobacco, Inc. and $3.3 million associated with the termination of the Star Cigarette Asset Purchase Agreement, as described in Note 24, “Terminated Asset Purchase Agreement”.

Retirement Obligation of Long-Lived Assets: The Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”, (“ FIN 47”), effective December 31, 2005. FIN 47 expands the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), to refer to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally, upon acquisition, construction or development and through the normal operation of the asset.

As a result of the implementation of FIN 47, the Company recorded additional Asset Retirement Obligations (“ARO”) net assets and liabilities during the forth quarter of 2005 in the amount of $0.1 and $33.9, respectively. The Company also recorded a cumulative effect adjustment in the amount of $33.8 to reflect the accreted ARO at the transition date.

Had FIN 47 been in effect at the beginning of the 2004 reporting period, the Company would have established asset retirement obligations as described in the following table (in thousands):

	2005	2004
Provision at beginning of the year	$30.3	$27.1
Accretion expense	3.6	3.2

Accumulated depreciation	$33.9	$30.3

5.	Note Repurchases:

During the fourth quarter 2005, the Company purchased Senior Discount Notes of the Parent with an accreted book value of approximately $41.0 million (face value at maturity of approximately $54.1 million) for approximately $12.7 million in cash. The Senior Discount Notes of the Parent are being held as an available for sale investment accounted for under Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investment in Debt and Equity Securities” (“SFAS No. 115”). The Senior Discount Notes are Marked to Market and the unrealized gains or losses are accumulated in Other comprehensive income. As of December 31, 2005, the Company had recorded $294.5 in Other comprehensive income. The Company or Parent may, from time to time, continue to acquire and/or retire all or a portion of the Senior Discount Notes and/or New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

6.	Foreign Exchange Contracts:

In July 2005, the Board of the Company approved the Company’s Foreign Exchange Risk Management Policy and Procedures. The policy is to manage the risks associated with foreign exchange rate movements actively, professionally and prudently. The primary objective of the Company’s Foreign Exchange Risk Management Policy and Procedure is to protect the value of the Company’s cash flows that are exposed to exchange rate movement, i.e. transactional foreign exchange exposures. The Company will always match the currency of the underlying transaction with the currency of the hedge. The policy allows the Company to hedge up to 80% of its anticipated purchases of inventory under the Bolloré Agreement, such purchases being denominated in Euros, over a forward period that will not exceed 12 rolling and consecutive months. The Company may, from time to time, hedge non-inventory purchases, e.g. production equipment, at a rate not to exceed 90% of the purchase price and in a currency determined by the invoice currency. The policy is administered by the Foreign Exchange Risk Management Committee which includes: 1) the Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Vice President – Finance. Additionally, the Chairman of the Audit Committee of the Board, while not a voting member of the Committee, will have full observer rights. The purpose of the Committee is to monitor and manage all significant foreign currency exposures Company-wide and to provide regular reports on those exposures and all related hedging actions and positions. During 2005, the Company executed various forward contracts for the purchase of $6.7 million Euros with maturity dates from October 20, 2005 to July 28, 2006. On December 31, 2005, contracts with a total Euro commitment of $3.9 million with maturity dates from March 3, 2006 to July 28, 2006 were outstanding.

7.	Acquisition of Business:

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

The aggregate purchase price consists of (in thousands):

Cash	$22,500
Transaction costs	822

Total aggregate purchase price	$23,322

The following summarizes the final purchase price of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$1,672
Accounts receivable	906
Inventories	3,403
Property, plant and equipment	2,180
Other intangible assets	9,922
Other assets and restricted escrow funds	6,514
Accounts payable	(559)
Pension plan liability	(750)
Accrued expenses	(2,012)
Income taxes payable	(1,845)
Deferred income taxes	(1,249)

18,182
Goodwill	5,140

Aggregate purchase price	$23,322

In connection with the other intangible assets relating to the Stoker acquisition, see Note 11.

The unaudited pro forma combined historical results, as if Stoker had been acquired at the beginning of fiscal 2003 are estimated to be:

2003
Net sales	$126,162
Net income (loss)	$(4,186)
Earnings per share-
Basic	$(7.92)
Assuming dilution	$(7.92)

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

On November 17, 2003, Stoker terminated its employee defined benefit plan. As part of the stock purchase agreement, the shareholders of Stoker agreed to fund $750 in a restricted escrow account to fund future payments to current and retired Stoker employees. This was paid during 2005 and the escrow account was closed.

8.	Fair Value of Financial Instruments:

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

Long-Term Debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2005 and 2004, the fair market value of the Company’s New Senior Notes and term loan debt was $150.0 million and $169.0 million, respectively.

Foreign Exchange: The fair value of the foreign exchange forward contracts as of December 31, 2005, was based upon the quoted market price that resulted in a liability of $125.6.

Notes Repurchased: The fair value of the Senior Discount Notes as of December 31, 2005, was 24% of face value at maturity based on quoted market price. These notes are carried at fair value.

9.	Inventories:

The components of inventories at December 31 are as follows (in thousands):

	2005	2004
Raw materials and work in process	$3,242	$4,246
Leaf tobacco	5,948	7,878
Finished goods – loose leaf tobacco	2,275	3,069
Finished goods – MYO products	6,522	8,539
Other	1,594	2,163

	19,581	25,895
LIFO reserve	10,991	12,064

	$30,572	$37,959

During 2005 and 2004, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2005 and 2004 purchases, the effect of which increased cost of goods sold and decreased net income by approximately $1.3 million and $1.7 million, respectively.

The LIFO inventory value is in excess of its current estimated replacement cost by the amount of the LIFO reserve.

The Company recorded an inventory valuation allowance of $312 as of December 31, 2005. The Company did not have an inventory valuation allowance as of December 31, 2004.

10.	Property, Plant and Equipment:

Property, plant and equipment at December 31 consists of (in thousands):

	2005	2004
Land	$654	$654
Buildings and improvements	5,073	4,282
Machinery and equipment	14,820	12,194
Furniture and fixtures	5,163	3,920

	25,710	21,050
Accumulated depreciation	(11,328)	(10,279)

	$14,382	$10,771

11.	Goodwill and Other Intangible Assets:

The following table summarizes goodwill by segment (in thousands):

	Smokeless	MYO	Premium Manufactured Cigarettes	Total
Balance as of January 1, 2004	$30,674	$97,985	$—	$128,659
Goodwill addition	1	37	—	38

Balance as of December 31, 2004	$30,675	$98,022	$—	$128,697
Goodwill addition	—	—	—	—
Balance as of December 31, 2005	$30,675	$98,022	$—	$128,697

The following table summarizes information about the Company’s allocation of other intangible assets. Other intangibles, all of which relate to the purchase of Stoker, consist of (in thousands):

	As of December 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized indefinite life intangible assets
Trade names	$8,500	$—	$8,500	$—
Formulas	51	—	51	—

Total	$8,551	$—	$8,551	$—

Amortized intangible assets:
Customer list (useful life of 10 years)	$1,400	$299	$1,400	$157
Non-compete agreement (useful life of 3 years)	900	700	900	401

Total	$2,300	$999	$2,300	$558

Amortization expense for other intangibles was approximately $441, $462 and $67 for the years ending December 31, 2005, 2004 and 2003, respectively. Estimated future amortization expense is $403 for the year ending December 31, 2006, $140 for the years ending December 31, 2007, 2008, 2009 and 2010.

12.	Other Assets:

Other assets at December 31, 2005 and 2004 includes loans and accrued interest to the principal shareholder of $1,487 and $1,487, respectively, amounts related to the MSA escrow account of $17,574 and $13,171, respectively, and other miscellaneous deposits of $1 and $868, respectively.

13.	Deferred Financing Costs:

Deferred financing costs at December 31 consist of (in thousands):

	2005	2004
Deferred financing costs, net of accumulated amortization of $3,132 and $1,229 at December 31, 2005 and 2004, respectively	$9,353	$9,407

During 2005, the Company recorded a write-off of deferred financing cost of approximately $0.4 million relating to the senior revolving credit facility. During 2004, the Company recorded a write-off of deferred financing cost of approximately $1.6 million relating to the extinguishment of the Senior Notes.

14.	Notes Payable and Long-Term Debt:

Notes payable and long-term debt at December 31 consists of (in thousands):

	2005	2004
New Senior Notes	$200,000	$200,000
Term loan	$30,000	$—

	$230,000	$200,000

On June 25, 1997, the Company issued $155.0 million aggregate principal amount of 11% Senior Notes due 2004 (the “Notes”) which were called for redemption on April 2, 2004 in connection with the refinancing. The Notes were unsecured senior obligations of the Company which were scheduled to mature on June 15, 2004. The Notes bore interest at 11% per annum, payable semiannually on June 15 and December 15, to holders of record at the close of business on the June 1 or December 1 immediately preceding the interest payment date.

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

The New Senior Notes are senior unsecured obligations of the Company, which has no independent assets or operations, mature on March 1, 2012 and are guaranteed jointly, severally, fully and unconditionally on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries. The New Senior Notes bear interest at the rate of 9 1/4% per annum from the date of issuance, or from the most recent date to which interest has been paid or provided for, and is payable semiannually on March 1 and September 1 of each year. The Company is not required to make mandatory redemptions or sinking fund payments prior to the maturity of the Notes. The Company or Parent may, from time to time seek to retire all or a portion of the New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

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

The New Senior Notes limit the incurrence of additional indebtedness, the payment of dividends, entering into transactions with affiliates, asset sales, engaging in mergers or acquisitions, creating liens or other encumbrances on assets, and other matters. At December 31, 2005, the Company was in compliance with all provisions of the New Senior Notes.

In connection with the refinancing, the Company also amended and restated the existing credit facility, resulting in a $50.0 million (reducing to $40.0 million in August 2005) senior revolving credit facility with Bank One, N.A. as agent (the “Agent Bank”) and La Salle Bank, National Association. The credit agreement (the “2004 Credit Agreement”) governing the new senior revolving credit facility includes a letter of credit sublimit of $25.0 million and terminates three years from the closing date. The Company used the new senior revolving credit facility for working capital and general corporate purposes. On January 19, 2005, the 2004 Credit Agreement was amended to reduce the revolving credit facility to $35.0 million.

Indebtedness under the 2004 Credit Agreement is guaranteed by each of the Company’s current and future direct and indirect subsidiaries, and was secured by a first perfected lien on substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ current and future assets and property. The collateral included a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interest and intercompany notes held by the Company and its subsidiaries.

Each advance under the 2004 Credit Agreement bore interest at variable rates based, at the Company’s option, on either the prime rate plus 1% or LIBOR plus 3%. At December 31, 2004, the interest rate on borrowings under the 2004 Credit Agreement was 5.18%. The 2004 Credit Agreement provided for voluntary prepayment, subject to certain exceptions, of loans. In addition, without the prior written consent of the Agent Bank, the Company could not allow a Change in Control (as defined in the 2004 Credit Agreement), the sale of any material part of its assets and the assets of its subsidiaries on a consolidated basis or, subject to certain exceptions, the issuance of equity or debt.

Under the 2004 Credit Agreement, the Company was required to pay the lenders a closing fee equal to 1.25% of the aggregate commitments, payable on the closing date, and an annual commitment fee in variable amounts ranging from 0.50% to 0.65% of the difference between the commitment amount and the average usage of the facility, payable on a quarterly basis. The Company was also required to pay to the lenders, letter of credit fees equal to 3.00% per annum multiplied by the maximum amount available from time to time to be drawn under such letter of credit issued under the 2004 Credit Agreement and to the lender issuing a letter of credit a fronting fee of 0.125% per annum multiplied by the aggregate face amount of letters of credit outstanding during a fiscal quarter plus other customary administrative, amendment, payment and negotiation charges in connection with such letters of credit.

The 2004 Credit Agreement required the Company and its subsidiaries to meet certain financial tests, including a minimum fixed charge coverage ratio, and a minimum consolidated adjusted EBITDA. The 2004 Credit Agreement also contained covenants, which among other things, limited the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the 2004 Credit Agreement required that certain members of Executive Management remained active in the day-to-day operation and management of the Company and its subsidiaries during the term of the facility.

The 2004 Credit Agreement contained customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a Change in Control and judgment defaults.

As of December 31, 2004, the Company would have failed to meet its original required minimum fixed charge coverage ratio for the period then ended due to its operating results in 2004. This would have represented an event of default under the terms of the 2004 Credit Agreement. This covenant, however, was eliminated pursuant to the March 30, 2005 amendment to the 2004 Credit Agreement.

On March 30, 2005, the 2004 Credit Agreement was amended. This amendment modified the fixed charge coverage ratio covenant, such that it only applied to quarters ending June 30, 2005 and thereafter, and the minimum consolidated adjusted EBITDA covenant, such that it only applied to quarters ending from June 30, 2004 through March 31, 2005. The fixed charge coverage ratio definition was also amended to include any future cash equity contributions to the Company. In addition, the Amendment changed the 2004 Credit Agreement maturity date from February 28, 2007 to January 31, 2006.

On June 16, 2005, the Company refinanced the 2004 Credit Agreement by entering into the Financing Agreement with various financial institutions (“Lenders”) and Fortress Credit Corp., as agent for the Lenders (“Agent’). The Financing

Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). As of December 31, 2005, the Company did not have an outstanding balance on the revolving credit facility. The Credit Facility will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Parent and each of the Company’s current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Parent’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company’s option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company’s secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of December 31, 2005, the interest rate on the Company’s term loan was 7.9%.

The Company paid the Lenders a closing fee of $1.275 million and is required to pay the Agent a quarterly servicing fee in the amount of $25,000. Under the revolving credit facility, the Company is required to pay the Lenders an annual commitment fee in an amount equal to 0.50% of the difference between $40.0 million and the average usage of the revolving credit facility, payable on a monthly basis. The Company is also required to pay the Lenders letter of credit fees equal to 4.00% per annum multiplied by the face amount of the letters of credit issued under the Financing Agreement, payable on the date any such letter of credit is issued. In addition, the Company is required to pay the Agent the standard charges customarily charged by the institution issuing letters of credit under the Financing Agreement in connection with the issuance, administration, amendment, payment or cancellation of any such letters of credit.

The Financing Agreement requires the Company to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges (“EBITDAR”). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of the Company be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility. At December 31, 2005, the Company was in compliance with all provisions of the Financing Agreement.

The Financing Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-acceleration, cross-defaults to certain other indebtedness, bankruptcy and insolvency, the occurrence of a Change of Control, as defined in the Financing Agreement, and judgment defaults. Further, it is an event of default under the Financing Agreement if an event or development occurs that results in a Material Adverse Effect (as defined in the Financing Agreement), as determined by the Agent in its reasonable business judgment. If any events of default occur and are not cured within applicable grace periods or waived, the outstanding loans may be accelerated and the Lenders’ commitments may be terminated. The occurrence of the bankruptcy and insolvency event of default will result in the automatic termination of commitments and acceleration of outstanding loans under the Financing Agreement.

Concurrently with the offering of the New Senior Notes, the Parent issued $97.0 million aggregate principal amount at maturity ($60.0 million in gross proceeds) of its senior unsecured discount notes due 2014 (the “Senior Discount Notes”). Proceeds of approximately $53.8 million from this issuance were used to make a capital contribution to the Company. The accreted value of these notes is $33.2 million at December 31, 2005. The Senior Discount Notes are Parent’s senior obligations and are unsecured, ranking equally in right of payment to all of Parent’s future unsubordinated obligations and senior in right of payment to any obligations that are by their terms subordinated to the Senior Discount Notes, and will be effectively subordinated to any secured obligations of Parent to the extent of the assets securing those obligations. The Senior Discount Notes are not guaranteed by the Company or any of its subsidiaries and are structurally subordinated to all of the Company and its subsidiaries’ obligations, including the New Senior Notes. The Company or Parent from time to time may seek to retire all or a portion of the Senior Discount Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transaction, or otherwise, see Note 5 Note Repurchase.

The Company’s Credit Facility will require a $30.0 million payment on the term loan on June 30, 2010.

15.	Income Taxes:

The income tax provision (benefit) for the years ended December 31, 2005, 2004, and 2003 consists of the following components (in thousands):

	2005	2004	2003
Deferred
Federal	$198	$25,380	$(3,301)
State and local	30	1,830	(388)

	$228	$27,210	$(3,689)

Deferred tax assets and liabilities at December 31, 2005 and 2004 consist of (in thousands):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Inventory	$—	$3,928	$—	$4,801
Property, plant and equipment	—	622	—	979
Goodwill and other intangible assets	7,769	6,106	7,617	5,005
Accrued pension and postretirement costs	3,772	—	3,364	—
Minimum pension liability	766	—	614	—
NOL carryforward	15,038	—	13,419	—
Other	2,858	—	2,506	—

Sub-total	30,203	10,656	27,520	10,785
Valuation allowance	(29,581)	—	(26,541)	—

Deferred income taxes	$622	$10,656	$979	$10,785

At December 31, 2005 the Company had NOL carryforwards for income tax purposes of approximately $39.6 million which expire in the years beginning in 2012.

The Company has determined, due to its operating losses, that at December 31, 2005 and 2004, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”; therefore, a valuation allowance of $29.6 million and $26.5 million, respectively, has been recorded.

Reconciliation of the federal statutory rate and the effective income tax rate for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.5	1.9	3.5
Permanent differences	(1.4)	(17.0)	(0.8)%
Valuation	(39.9)	(4,380.4)	—
Other	—	—	(0.6)

Effective income tax rate	(2.8)%	(4,360.6)%	37.1%

16.	Pension and Postretirement Benefit Plans:

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

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2005 and 2004 and a statement of the funded status as of December 31 (in thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Reconciliation of benefit obligation:
Benefit obligation at January 1	$14,528	$15,298	$8,628	$14,298
Service cost	45	161	436	238
Interest cost	790	783	475	460
Actuarial loss	248	368	236	1,742
Curtailment of salaried benefits	—	(1,386)	—	(7,843)
Benefits paid	(781)	(696)	(345)	(435)

Benefit obligation at December 31	$14,830	$14,528	$9,430	$8,628

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$11,705	$9,433	$—	—
Actual return on plan assets	706	1,268	—	—
Employer contributions	274	1,700	345	267
Benefit paid	(781)	(696)	(345)	(267)

Fair value of plan assets at December 31	$11,904	$11,705	$—	$—

Funded status:
Funded status at December 31	$(2,926)	$(2,823)	$(9,430)	$(8,628)
Unrecognized prior service cost	—	—		—
Unrecognized net actuarial loss	1,810	1,476	2,668	2,567

Net amount recognized	$(1,116)	$(1,347)	$(6,762)	$(6,061)

The asset allocation for the Company’s defined benefit plans as of December 31, 2005 and 2004, and the target allocation for 2006, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December
	2006	2005	2004
Asset category:
Equity securities	70%	71.8%	71.3%
Debt Securities	30%	28.2%	28.7%
Cash	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

Equity securities included no shares of the Company’s common stock at December 31, 2005 or 2004.

The Company’s investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. The Company uses one management firm to manage plan assets, which are invested in high quality equity and debt securities. The Company’s investment objective is to provide long-term growth of capital as well as current income.

The following table provides the amounts recognized in the balance sheets as of December 31 (in thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Accrued benefit cost	$(1,116)	$(1,347)	$(6,762)	$(6,061)
Minimum pension liability	(2,367)	(1,965)	—	—
Deferred tax asset	767	614	—	—
Accumulated other comprehensive income	1,600	1,351	—	—

Net amount recognized	$(1,116)	$(1,347)	$(6,762)	$(6,061)

The following table provides the components of net periodic pension and postretirement benefit costs for the plans for the years ended December 31 (in thousands):

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$45	$161	$552	$436	$238	$728
Interest cost	790	782	803	475	460	808
Expected return on plan assets	(913)	(850)	(582)	—	—	—
Amortization of gains and losses	121	121	85	135	133	408
Curtailment of salaried benefits	—	—	—	—	(3,811)	—

Net periodic benefit cost	$43	$214	$858	$1,046	$(3,080)	$1,944

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

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.50%	5.50%	5.50%	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.50%	8.50%	—	—	—
Rate of compensation increase	N/A	N/A	4.00%	—	—	—

For measurement purposes of the postretirement benefits, the assumed health care cost trend rate for participants under age 65 as of December 31, 2005, 2004 and 2003 was 10.0%, 11.0% and 12.0%, respectively, and for participants age 65 and over the rate was 10.0%, 11.0% and 12.0%, respectively. The health care cost trend rate was assumed to decline gradually to 5.5% for pre-age 65 and for post-age 65 costs over 6 years.

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in assumed health care cost trend rates would have the following effects (in thousands):

	2005	2004	2003
Effect on total of service and interest cost components of net periodic postretirement cost	$182	$123	$269
Effect on the health care component of the accumulated postretirement benefit obligation	$1,235	$1,100	$2,280

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits U.S. Plans	Other Postretirement Benefits (U.S. Plans)
	(In Thousands)	(In Thousands)
2006	$816	$265
2007	831	294
2008	854	344
2009	889	387
2010	921	450
2011-2015	$5,032	$2,976

The Company’s policy for the postretirement benefits plan is to make contributions equal to the benefits paid during the year. The Company expects to make $0.3 million of contributions to the plan in the year ending December 31, 2006.

The Company also sponsors a voluntary 401(k) retirement savings plan. Eligible employees may elect to contribute up to 15% of their annual earnings subject to certain limitations. The Company match for the hourly employees is 100.0% of each eligible participant’s contribution up to 6% of compensation for the plan year. The Company’s matching for hourly employees is subject to a 3-year vesting schedule. In May 2005, the Company terminated the Company match for the salaried employees which had, to that point, been 100% of each eligible participant’s contributions up to 6% of compensation for the plan year. In December 2005, the Company made a Supplemental match to the salaried employees as follows: The lowest dollar amount determined under the following three calculations: 1) if the participant’s effective 401(k) contribution percentage as of October 16, 2005 is equal to or grater than 6% of the participant’s annual salary rat for the 2005 Plan Year; 6% of the participant’s annual salary rate for 2005 minus any match already contributed by the Company to the participant’s account during the 2005 Plan Year; 2) if the participant’s effective 401(k) contribution percentage as of October 16, 2005 is less than 6% of the participant’s annual salary rate for the 2005 Plan Year; the participant’s effective 401(k) contribution percentage as of October 16, 2005 times the participant’s annual salary rate for 2005 minus any match already contributed by the Company to the participant’s account during the 2005 Plan Year; 3) $1,000. Company matching contributions to this plan were approximately $0.3 million, $0.5 million and $0.5 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

17.	Lease Commitments:

The Company leases certain office space and vehicles for varying periods.

The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 (in thousands):

Operating Leases
2006	$1,174
2007	1,034
2008	499
2009	317
2010	325
2011 and beyond	1,161

Total minimum lease payments	$4,510

Lease expense for the years ended December 31, 2005, 2004 and 2003 was $1,238, $1,081 and $840, respectively.

18.	Mandatorily Redeemable Preferred Stock

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

The amendments to the Preferred Stock, among other things: (i) accelerated the mandatory redemption date of the Preferred Stock from June 15, 2007 to June 15, 2005, which will require the Company to redeem the Preferred Stock at an earlier date, (ii) reduced the liquidation preference from $25.00 to $22.00 per share, which will lower the Company’s cost of redeeming the Preferred Stock and will lower the amount of dividends payable thereon (which dividends are equal to 12% of the liquidation preference per annum), (iii) eliminated any redemption premium, which will lower the Company’s potential cost of redeeming the Preferred Stock prior to June 15, 2005, (iv) reduced the repurchase price that the Company must offer the holders of Preferred Stock upon a change of control from 101% to 100% of the liquidation preference, which will lower the Company’s potential cost of any such repurchase obligation, (v) permitted future dividends to be paid through the issuance of additional shares of preferred stock, which will provide the Company with greater flexibility in financing its operations, and (vi) included a definition for the term “Permitted Investments”, which definition was inadvertently omitted from the Certificate of Designation pursuant to which the Preferred Stock was created.

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

19.	Share Incentive Plans:

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

On February 8, 2006, the Board of Directors of Parent, adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the Plan may be granted. The Plan provides for the granting of nonqualified stock options and restricted stock awards. Pursuant to the Plan, 175,503 shares of common stock of Parent are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals. The expense relating to the issuance of common stock as compensation will be recorded by the Company.

The Plan will be administered by the Board of Directors of Parent or by a committee appointed by the Board. Subject to the express limitations of the Plan, the Board will have the authority to construe and interpret the provisions of the Plan, determine the persons to whom, and the times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable to payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Board may provide that awards under the Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements. The Plan is scheduled to terminate on February 17, 2016, the day before the tenth anniversary of its adoption by the Board. However, the Board may, in its discretion, terminate the Plan, or amend or suspend the Plan, at any time and for any reason.

20.	Income (Loss) Per Common Share Reconciliation (dollars in thousands, except per share amounts):

	For the Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(8,380)

Basic and diluted:
Net loss available to common stockholders	$(8,380)	10	$(838,000.00)

	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(27,835)
Less: Preferred stock dividends	1,613

Basic and Diluted:
Net loss available to common stockholders	$(29,448)	58,161	$(506.32)

	For the Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(6,241)
Less: Preferred stock dividends	7,275

Basic and Diluted:
Net loss available to common stockholders	$(13,516)	528,241	$(25.59)

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

21.	Fourth Quarter Adjustment:

The 2005 fourth quarter adjustments did not have a material impact on income. The fourth quarters of 2004 and 2003 included adjustments of $1.9 million and $3.0 million, respectively, relating to LIFO and pension/postretirement expenses which decreased net income for both periods.

22.	Selected Quarterly Financial Data (unaudited):

All amounts are in thousands except net income (loss) per share.

	1st	2nd	3rd	4th
2005
Net sales	$27,347	$30,521	$28,847	$30,200
Gross profit	14,193	15,413	14,643	16,012
Net income (loss)	(4,580)	(3,443)	(1,744)	1,387
Basic net income (loss) per share	(458,000.00)	(344,300.00)	(174,400.00)	138,700.00
Diluted net income (loss) per share	(458,000.00)	(344,300.00)	(174,400.00)	138,700.00

2004
Net sales	$22,105	$37,207	$30,741	$25,267
Gross profit	9,853	20,140	16,966	9,744
Net income (loss)	(7,245)	1,974	7,174	(31,351)
Basic net income (loss) per share	(30.98)	197,400.00	717,400.00	(3,135,100.00)
Diluted net income (loss) per share	(30.98)	197,400.00	717,400.00	(3,135,100.00)

23.	Contingencies:

Litigation with Republic Tobacco

On July 15, 1998, North Atlantic Operating Company, Inc. (“NAOC”) and National Tobacco Company, L.P. (“NTC”), which are subsidiaries of the Company, filed a complaint (the “Kentucky Complaint”) against Republic Tobacco, Inc. and its affiliates (“Republic Tobacco”) in Federal District Court for the Western District of Kentucky. Republic Tobacco imports and sells Roll-Your-Own (“RYO”) premium cigarette papers under the brand names JOB and TOP as well as other brand names. The Kentucky Complaint alleges, inter alia, that Republic Tobacco’s use of exclusivity agreements, rebates, incentive programs, buy-backs and other activities related to the sale of premium cigarette papers in the southeastern United States violate federal and state antitrust and unfair competition laws and that Republic Tobacco defaced and directed others to deface NAOC’s point of purchase vendor displays for premium cigarette papers by covering up the ZIG-ZAG brand name and advertising material with advertisements for Republic Tobacco’s RYO cigarette paper brands. The Kentucky Complaint alleges that these activities constitute unfair competition under federal and state laws.

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

On August 3, 2005, the District Court issued its ruling and awarded the Company approximately $1.1 million. This amount is not included in the condensed consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. No briefing schedule has been established. The Company and Republic are currently involved in mediation discussions.

On February 21, 2006, Top Tobacco, LP, an affiliate of Republic Tobacco, filed a complaint against North Atlantic Operating Company, Inc., a subsidiary of the Company, in Federal District Court for the Northern District of Illinois, alleging that the Company’s use of the phrase “Fresh-Top Canister” on the side of its ZIG-ZAG CLASSIC AMERICAN BLEND cigarette tobacco infringes, damages and violates Top Tobacco’s TOP trademark for tobacco. Top Tobacco requests injunctive relief, and unquantified royalties and damages. The Company intends to vigorously defend the claim and believes that it has strong defenses to the claims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse event.

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

On September 23, 2005, in Bolloré S.A. v. Beydoun, CV05-1679 S, the Company and Bolloré filed a complaint in the United States District Court for the Western District of Louisiana against certain individuals and companies alleging that they had engaged in a conspiracy to manufacture and distribute counterfeit Zig-Zag cigarette papers in the United States. The complaint sought, among other things, an injunction and damages. The civil case follows the conviction on federal criminal counterfeiting charges of one of the alleged participants in the conspiracy. Discovery has commenced.

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

In November 2001, NTC was served with an additional four separate summons and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480), Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482). On August 19, 2004, the Korene Lantz lawsuit was voluntarily dismissed by the plaintiff against all defendants including NTC. The Donald Nice lawsuit was dismissed on July 18, 2005 against all defendants including NTC for failure of the plaintiff to follow the case management order.

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

By opinion dated December 2, 2005, the Supreme Court of Appeals of West Virginia completed its review of a certified question arising from the trial court’s initial trial plan that had been established to resolve claims against the cigarette manufacturer defendants. The Supreme Court of West Virginia determined that the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003), did not preclude a trial plan in which phase I of the plan would decide certain elements of liability and a punitive damages multiplier and Phase II would decide each plaintiff’s entitlement to compensatory damages and punitive damages based upon the multiplier determined in Phase I. The action has been remanded to the circuit court to fashion a new trial plan for the consolidated cases. The trial court has not yet formulated a new trial plan with regard to the claims against the cigarette manufacturer defendants. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed. While the Company intends to defend these cases vigorously should they ever go to trial, and believes it has strong defenses, no assurance can be given the Company would prevail. If the Company were not to prevail, the result could be a material adverse event.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425,000, which was paid within ten business days after January 19, 2005, and an additional $425,000, which was paid in bi-weekly installments from January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725,000 relating to synergies achieved in the integration of the business of Stoker, Inc., which was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. Any liability is deemed, at this time, not to be material to the Company’s Condensed Consolidated Financial Statements. No amounts have been accrued related to potential amounts payable to Mr. Brunson associated with the Stoker restructuring bonus or the requirement to repurchase his stock. On January 23, 2006, Mr. Brunson filed a verified complaint against the Company in the Supreme Court of New York, County of Westchester, alleging breach of his employment agreement and related claims arising out of his resignation from employment with the Company. Mr. Brunson claims that he is entitled to $1.5 million in unpaid severance pay and at least $1.2 million in unpaid incentive bonus compensation under his employment agreement. Alternatively, Mr. Brunson seeks payment of the alleged unpaid incentive bonus compensation under differing, but related theories of recovery. Mr. Brunson also seeks payment of his attorneys’ fees. The Company vigorously disputes Mr. Brunson’s allegations and responded to Mr. Brunson’s complaint on March 31, 2006.

During the first quarter 2005 and twelve months ended December 31, 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

On November 27, 2005, in Owens v. National Tobacco Company (Cal Super. Ct. Case No. BC343611), two former employees filed claims alleging racial and gender discrimination against the Company following the Company’s dismissal of those employees for poor performance. The Company believes it will prevail. If the Company were not to prevail, the result could be a material adverse event.

A&M is entitled to a fee based on improvement in the Company’s financial performance as measured against the Company’s 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company’s 2005 Business Plan. As of December 31, 2005, no related liability or expense has been recorded relating to financial performance improvements.

24.	Parent-Only Financial Information:

The Parent is a holding company with no independent operations and no independent assets other than its investments in its subsidiaries, income tax receivables, deferred income tax assets related to the differences between the book and tax basis of its investment in the Partnership, and deferred financing costs related to its debt.

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

25.	Segment Information:

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related information,” the Company has three reportable segments. The smokeless tobacco segment manufactures smokeless tobacco products which are distributed primarily through wholesale and food distributors in the United States. The make-your-own segment imports and distributes premium cigarette papers, tobaccos and related products primarily through wholesale distributors in the United States. The premium cigarette segment distributes contract manufactured cigarettes through wholesale distributors in the United States.

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the Smokeless Tobacco and Make-Your-Own segments based on their respective Net sales. Prior year amounts have been reclassified to conform to the current year presentation. Other includes the assets of the Company not assigned to segments and Elimination includes the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on Operating income.

The table below presents financial information about reported segments for 2005, 2004 and 2003 (in thousands):

	Smokeless Tobacco	Make-Your-Own	Premium Manufactured Cigarettes	Other	Eliminations	Total
2005
Net sales	$44,018	$67,599	$400	$4,898	$—	$116,915
Operating income	3,473	16,296	(4,392)	528	—	15,905
Assets	71,116	295,086	4,184	13,172	(146,248)	237,310

2004
Net sales	$46,214	$63,577	$270	$5,259	$—	$115,320
Operating income	8,022	15,204	(4,830)	814	—	19,210
Assets	62,172	275,713	2,788	25,242	(137,216)	228,699

2003
Net sales	$36,697	$64,677	$64	$155	$—	$101,593
Operating income	4,601	18,533	(2,843)	30	—	20,321
Assets	72,570	277,612	2,218	—	(108,756)	243,644

26.	Terminated Asset Purchase Agreement:

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

27.	New Accounting Standards:

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Accounting for Stock Based Compensation” (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on their current fair value; the fair value of those awards will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The provisions of SFAS No. 123R shall become effective for the Company in the first quarter of 2006 and will apply to all awards granted after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. The Company is currently evaluating SFAS No. 123R but believes it will not have a material effect on financial results of operations.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. In May 2004, the FASB issued Financial Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) to discuss certain accounting and disclosure issues raised by the Act. In January 2005, the Centers for Medicare and Medicaid Services released the final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. FSP 106-2 provides guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The Company’s postretirement healthcare plans provide for prescription drug benefits for certain participants, however, the Company’s benefit is not actuarially equivalent to the Medicare benefit and was not eligible for the subsidy.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any accounting changes or error corrections that occur after December 31, 2005.

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger, dated as of February 9, 2004, among North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., and NATC Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2004).

3.1(a)	—	Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., filed February 19, 1998 (incorporated herein by reference to Exhibit 3.1(a) the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.1(b)	—	Certificate of Correction to the Restated Certificate of Incorporation of North Atlantic Trading Company, Inc., dated as of June 28, 2002 (incorporated herein by reference to Exhibit 3.1(b) the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(c)	—	Certificate of Amendment to the Certificate of Incorporation of North Atlantic Trading Company, Inc., dated July 30, 2002 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2002).

3.2(a)	—	Amended and Restated Bylaws of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 3.2(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

4.1	—	Warrant to Purchase Common Stock, granted in favor of Guggenheim Investment Management, LLC by North Atlantic Trading Company, Inc., dated September 30, 2002 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.2	—	Warrant to Purchase Common Stock, granted in favor of Peter J. Solomon Company Limited by North Atlantic Trading Company, Inc., dated as of June 4, 2001 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	—	Class B Term Note dated November 17, 2003, issued by North Atlantic Trading Company, Inc. in favor of Upper Columbia Capital Company, LLC (“Upper Columbia”) in the principal amount of Twenty Three Million Dollars ($23,000,000.00) (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.4	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of 1888 Fund, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.5	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of MAGMA CDO, Ltd. in the principal amount of Five Million Five Hundred Thousand Dollars ($5,500,000.00) (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.6	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Bingham CDO, L.P. in the principal amount of Five Million Dollars ($5,000,000.00) (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

4.7	—	Class B Term Note dated July 31, 2003 (amended and restated as of November 17, 2003), issued by North Atlantic Trading Company, Inc., in favor of Stellar Funding, Ltd. in the principal amount of Three Million Dollars ($3,000,000.00) (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

Exhibit - 1

Exhibit Number		Description
4.8	—	Indenture, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank Minnesota, National Association, a national banking association, as Trustee (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.9	—	Registration Rights Agreement, dated as of February 17, 2004, by and among North Atlantic Trading Company, Inc., the Guarantors listed on the signature pages thereto, Citigroup Global Markets Inc. and RBC Capital Markets Corporation (incorporated herein by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

9.1	—	Amended and Restated Exchange and Stockholders’ Agreement, dated as of February 9, 2004, by and among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc. and those stockholders listed therein (incorporated herein by reference to Exhibit 9.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1	—	Third Amended and Restated Purchasing and Processing Agreement, dated as of June 25, 1997, between National Tobacco Company, L.P. and Lancaster Leaf Tobacco Company of Pennsylvania (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.2†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [United States] (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.3†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Asia] (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.4†	—	Amended and Restated Distribution and License Agreement, dated as of November 30, 1992, between Bolloré Technologies, S.A. and North Atlantic Trading Company, Inc., a Delaware corporation and predecessor to North Atlantic Operating Company, Inc. [Canada] (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.5†	—	Restated Amendment, dated as of June 25, 1997, between Bolloré Technologies, S.A. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 17, 1997).

10.6	—	Warrant Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and United States Trust Company of New York, as warrant agent (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.7††	—	1997 Share Incentive Plan of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

Exhibit - 2

Exhibit Number		Description
10.8††	—	Employment Agreement, dated May 17, 1996, between North Atlantic Trading Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.9††	—	Employment Agreement, dated April 23, 1997, between Thomas F. Helms, Jr. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(b) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.10††	—	Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(c) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.11††	—	Amendment No. 1, dated and effective September 2, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(d) to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.12††	—	Amendment No. 2, dated as of December 31, 1997, to the Nonqualified Stock Option Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.18(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13††	—	Consulting Agreement, dated as of June 25, 1997, between North Atlantic Trading Company, Inc. and Jack Africk (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.14††	—	National Tobacco Company Management Bonus Program (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement (Reg. No. 333-31931) on Form S-4 filed with the Commission on September 3, 1997).

10.15††	—	Amended and Restated Nonqualified Stock Option Agreement dated as of January 12, 1998, between North Atlantic Trading Company, Inc. And Jack Africk (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16††	—	Assignment and Assumption, dated as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17†	—	Amendment, dated October 22, 1997, to Amended and Restated Distribution and License Agreements, between Bolloré and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.18	—	Sales Representative Agreement, effective as of January 1, 1998, between National Tobacco Company, L.P. and North Atlantic Operating Company, Inc. (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.19††	—	Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on 10-Q for the fiscal quarter ended June 30, 1998).

Exhibit - 3

Exhibit Number		Description
10.20††	—	Option Grant Letter, dated April 30, 1998, from Helms Management Corp. to David I. Brunson (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 1998).

10.21	—	Subscription Agreement, dated as of March 24, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 1998).

10.22††	—	North Atlantic Trading Company, Inc. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.23††	—	North Atlantic Trading Company, Inc. 1999 Management Bonus Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.24	—	Amended and Restated Loan Agreement, dated as of February 17, 2004, by and among Bank One, NA, LaSalle Bank National Association, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc., the subsidiaries of North Atlantic Trading Company, Inc. named therein and the lenders party thereto (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.25	—	Amended and Restated Security Agreement, dated as of February 17, 2004, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.26	—	Amended and Restated Guaranty Agreement, dated as of February 17, 2004, among National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit - 4

Exhibit Number		Description
10.27	—	Amended and Restated Pledge Agreement, dated as of February 17, 2004, among and North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc., Fred Stoker & Sons, Inc., North Atlantic Cigarette Company, Inc. and Bank One, N.A., as agent on behalf of itself and other banks (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.28	—	2005 A Amendment to the Amended and Restated Loan Agreement, made and entered into as of February 17, 2004, by and among Bank One, NA as the Agent Bank, Bank One and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2005).

10.29††	—	Offer of Employment, dated March 28, 2002, between the Company and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2002).

10.30	—	Promissory Note, dated March 31, 2002, issued by David I. Brunson in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.31	—	Promissory Note, dated March 31, 2002, issued by Chris Kounnas in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.32	—	Secured Promissory Note, dated March 31, 2002, issued by Helms Management Corp. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.33	—	Secured Promissory Note, dated March 31, 2002, issued by Thomas F. Helms, Jr. in favor of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.34	—	Pledge and Security Agreement, dated as of March 31, 2002, between Thomas F. Helms, Jr., Helms Management Corp. and North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2002).

10.35††	—	Amendment, dated November 25, 2002, to the Amended and Restated Employment Agreement dated as of April 30, 1998, between North Atlantic Trading Company, Inc. and David I. Brunson (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit - 5

Exhibit Number		Description
10.36††	—	Employment Agreement dated as of November 21, 2002, between North Atlantic Trading Company, Inc. and James W. Dobbins (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.37	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, The Cleveland Clinic Foundation, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.38	—	Transfer Agreement, dated as of December 30, 2002, by and among Arnold Sheiffer, Robert Maurice Grunder Memorial Fund, North Atlantic Trading Company, Inc., and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.39††	—	2002 Share Incentive Plan (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.40††	—	Letter Agreement, dated November 8, 2002, between North Atlantic Trading Company, Inc. and Marketing Solutions USA (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.41	—	2003A Amendment to Loan Documents, dated as of July 31, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Bank One, NA, successor to Bank One, Kentucky N.A., as agent bank and the various lending institutions named therein, Guggenheim Investment Management, LLC, as agent for the Class B Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.42	—	2003B Amendment to Loan Documents dated as of November 17, 2003, among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks (“Agent Bank”), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders (“Class B Loan Agent”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.43	—	Amended and Restated Subordination Agreement dated as of November 17, 2003, by and among North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., National Tobacco Finance Corporation, Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., the Banks defined therein, Bank One, NA, as agent for the Banks (“Agent Bank”), the Class B Lenders as defined therein and Guggenheim Investment Management, LLC, as agent for Class B Lenders (“Class B Loan Agent”) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.44	—	Second Amendment to Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of November 17, 2003, among Bank One, NA (as “Agent Bank” and “Mortgagee” for the benefit of the Banks as defined in the 2003B Amendment to Loan Agreement) and National Tobacco Company, L.P. (the “Mortgagor”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.45	—	Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Stoker, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

Exhibit - 6

Exhibit Number		Description
10.46	—	Assignment of Security Interest in the United States Trademarks, dated November 17, 2003, issued by Fred Stoker & Sons, Inc. in favor of Bank One, NA (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 24, 2003).

10.47	—	2003C Amendment to Loan Documents dated as of December 23, 2003, by and among the Banks as defined therein, Bank One, NA, as agent bank on behalf of the Banks, the Class B Lenders as defined therein, Guggenheim Investment Management, LLC, as agent on behalf of the Class B Lenders, North Atlantic Trading Company, Inc. and the Subsidiaries as defined therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2003).

10.48	—	Assignment and Assumption Agreement, dated as of February 9, 2004, between North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.49††	—	Letter Agreement, dated as of January 19, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc. and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.50††		Letter Agreement, dated as of October 12, 2004, between Jack Africk and North Atlantic Trading Company, Inc. (extending and amending Consulting Agreement) (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.51	—	2005B Amendment to the Amended and Restated Loan Agreement dated March 30, 2005, by and among JP Morgan Chase Bank, N.A. (“Morgan”), as successor to Bank One, NA, as Agent Bank, Morgan and LaSalle Bank, National Association, the Company, certain of its subsidiaries and North Atlantic Holding Company, Inc. (incorporated herein by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

10.52††		Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, North Atlantic Trading Company, Inc., North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005).

10.53††		Employment Agreement, dated March 10, 2005, between North Atlantic Trading Company, Inc. and Brian Harriss (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

10.54		Financing Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., as guarantor, North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc., as borrowers, the financial institutions from time to time party thereto as lenders and Fortress Credit Corp., as agent for the lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

Exhibit - 7

Exhibit Number		Description
10.55		Security Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.56		Pledge Agreement, dated as of June 16, 2005, among North Atlantic Holding Company, Inc., North Atlantic Trading Company, Inc., National Tobacco Company, L.P., North Atlantic Operating Company, Inc., North Atlantic Cigarette Company, Inc., National Tobacco Finance Corporation, RBJ Sales, Inc., Fred Stoker & Sons, Inc. and Stoker, Inc. in favor of Fortress Credit Corp., as agent (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005).

10.57††		Resignation and Release Agreement, effective July 7, 2005, between National Tobacco Company, L.P. and Robert A. Milliken, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2005).

10.58††		Employment Agreement, dated June 8, 2005, between North Atlantic Trading Company, Inc. (the “Company”) and Lawrence S. Wexler (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005).

10.59		First Amendment to Financing Agreement, dated as of November 8, 2005, by and among North Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., National Tobacco Company, L.P., National Tobacco Finance Corporation, North Atlantic Cigarette Company, Inc., Stoker, Inc., RBJ Sales, Inc. and Fred Stoker & Sons, Inc., as Borrowers, North Atlantic Holding Company, Inc., as Guarantor, the financial institutions party thereto as Lenders, and Fortress Credit Corp., as Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2005).

10.60††		North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan, effective as of February 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.61††		Form of Restricted Stock Award Agreement for employees under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 14, 2006).

10.62††		Form of Restricted Stock Award Agreement for non-employee directors under the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006).

10.63††		Employment Agreement, dated as of February 14, 2006, between North Atlantic Holding Company, Inc. and Thomas F. Helms, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2006).

21	—	Subsidiaries of North Atlantic Trading Company, Inc. (incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005).

31.1*	—	Certification by the Chief Executive Officer

31.2*	—	Certification by the Chief Financial Officer

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to Rule 406 under the Securities Act of 1933, as amended, and have been filed confidentially with the Securities and Exchange Commission.
††	Management contracts or compensatory plan or arrangement.

Exhibit - 8