Form 10-Q
period 2006-03-31
NORTH ATLANTIC TRADING CO INC
filed 2006-05-15
CIK 1042787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-31931

NORTH ATLANTIC TRADING COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3961898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3029 West Muhammad Ali Boulevard, Louisville, KY	40212
(Address of Principal Executive Offices)	(Zip Code)

(502) 778-4421

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10 shares of common stock, $.01 par value, as of May 12, 2006.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands except share data)

(unaudited)

	March 31, 2006	December 31, 2005
Current assets:
Cash	$1,173	$524
Accounts receivable, net	6,094	6,718
Inventories	30,305	30,572
Other current assets	3,776	5,166

Total current assets	41,348	42,980
Property, plant and equipment, net	13,983	14,382
Deferred financing costs, net	8,960	9,353
Goodwill	128,697	128,697
Other intangible assets, net	9,741	9,852
Investment in Senior Discount Notes	13,255	12,984
Other assets	20,043	19,062

Total assets	$236,027	$237,310

Current liabilities:
Accounts payable	$5,694	$6,272
Accrued expenses	6,535	7,130
Accrued interest expense	1,542	6,167
Deferred income taxes	3,841	3,928
Revolving credit facility	4,600	—

Total current liabilities	22,212	23,497
Notes payable and long-term debt	230,000	230,000
Deferred income taxes	6,394	6,106
Postretirement benefits	6,698	6,762
Pension benefits and other long-term liabilities	3,100	3,166

Total liabilities	268,404	269,531

Stockholder’s Equity:
Common stock, voting, $.01 par value; authorized shares, 750,000; issued and outstanding shares, 10	—	—
Common stock, non-voting, $.01 par value; authorized shares, 750,000; issued and outstanding shares, 0	—	—
Additional paid-in capital	64,095	64,095
Advance to parent	(2,031)	(2,016)
Loans to stockholders for stock purchase	(100)	(99)
Accumulated other comprehensive income (loss)	(970)	(1,535)
Accumulated deficit	(93,371)	(92,666)

Total stockholders’ equity (deficit)	(32,377)	(32,221)

Total liabilities and stockholders’ deficit	$236,027	$237,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands except per share amounts)

(unaudited)

	Three months Ended March 31, 2006	Three months Ended March 31, 2005
Net sales	$28,424	$27,347
Cost of sales	13,074	13,154

Gross profit	15,350	14,193
Selling, general and administrative expenses	10,130	12,331
Amortization expense	111	111

Operating income (loss)	5,109	1,751
Interest expense and financing costs, net	5,676	5,360
Other expense (income)	(63)	770

Income (loss) before income tax expense (benefit)	(504)	(4,379)
Income tax expense (benefit)	201	201

Net income (loss)	$(705)	$(4,580)

Basic and Diluted earnings per common share:
Net income (loss)	$(70,500.00)	$(458,000.00)

Weighted average common shares outstanding:
Basic	10	10
Diluted	10	10

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three months Ended March 31, 2006	Three months Ended March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(705)	$(4,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	608	217
Amortization expense	111	111
Amortization of deferred financing costs	393	527
Deferred income taxes	201	201
Stock compensation expense	30	30
Changes in operating assets and liabilities:
Accounts receivable, net	624	435
Inventories	561	617
Other current assets	1,390	2,075
Other assets	(981)	(955)
Accounts payable	(578)	(3,519)
Accrued expenses and other	(5,220)	(3,799)
Accrued pension liabilities	(66)	82
Accrued postretirement liabilities	(64)	(35)

Net cash provided by (used in) operating activities	(3,696)	(8,593)

Cash flows from investing activities:
Capital expenditures	(209)	(726)

Net cash provided by (used in) investing activities	(209)	(726)

Cash flows from financing activities:
Proceeds (payments) from (to) revolving credit facility, net	4,600	7,400
Receivable (advance) from (to) parent	(45)	—
Net loans to stockholders for stock purchases	(1)	(1)

Net cash provided by (used in) financing activities	4,554	7,399

Net increase (decrease) in cash	649	(1,920)
Cash, beginning of period	524	2,346

Cash, end of period	$1,173	$426

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

		Three months Ended March 31, 2006	Three months Ended March 31, 2005
Net income (loss)		$(705)	$(4,580)
Other comprehensive income, net of tax benefit:
Unrealized gains on derivative financial instruments:
Unrealized gains arising during period	$321
Less: adjustment for gains included in net income	(27)	294	—

Unrealized gains on available for sale securities		271	—

Comprehensive income (loss)		$(411)	$(4,580)

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except where designated and per share data)

(unaudited)

1.	Organization

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in North Atlantic Trading Company, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

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

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1.1 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.

Financial Instruments: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The Company may hedge up to eighty percent of its anticipated purchases of inventory under the Bolloré, S.A. master contract, denominated in Euros, over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. As of March 31, 2006, the adjustment to record the increase in fair value relating to the forward contracts amounted to approximately $294 and is recorded as an asset and other comprehensive income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year’s obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2006, approximately $3.3 million relating to 2005 sales was deposited. As of March 31, 2006 and December 31, 2005, the Company has recorded approximately $18.5 million and $17.6 million, respectively, in Other assets. For the three months ended March 31, 2006, approximately $0.6 million relating to 2006 sales was recorded in Other assets.

Revision: During 2006, the Company revised the 2005 cash flow statement for the classification of stock compensation expense from financing activities to operating activities. This revision did not have a material effect on the statement.

3.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (“LIFO”) method for approximately 97% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

For the three months ended March 31, 2006, inventory quantities for one segment were reduced from December 31, 2005. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2006 purchases, the effect of which increased cost of goods sold and decreased net income by approximately $0.4 million, as compared to $0.4 million for the three months ended March 31, 2005.

The components of inventories are as follows (in thousands):

	3/31/06	12/31/05
Raw materials and work in process	$2,737	$3,242
Leaf tobacco	5,297	5,948
Finished goods - loose leaf tobacco	3,403	2,275
Finished goods - MYO products	6,702	6,522
Other	1,399	1,594

	19,538	19,581
LIFO reserve	10,767	10,991

	$30,305	$30,572

4.	New Senior Notes

On February 9, 2004, the Company consummated its general corporate reorganization in which the Company became a wholly-owned subsidiary of North Atlantic Holding Company, Inc. (the “Parent”). On February 17, 2004, the Company consummated the refinancing of its existing debt and preferred stock and the Parent issued senior discount notes in conjunction with the refinancing. The refinancing consisted principally of (1) the offering and sale of $200.0 million principal amount of 9 1/4% senior notes due 2012 by the Company (the “New Senior Notes”), (2) the entering into an amended and restated loan agreement (the “2004 Credit Agreement”) that provided a $50.0 million senior secured revolving credit facility to the Company and (3) the concurrent offering and sale of $97.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2014 of the Parent (the “Senior Discount Notes”). Both the New Senior Notes and the Senior Discount Notes were offered pursuant to Rule l44A and Regulation S and subsequently registered under the Securities Act of 1933, as amended.

The New Senior Notes amounted to $200.0 million as of March 31, 2006 and December 31, 2005.

During the fourth quarter of 2005, the Company purchased Senior Discount Notes with an accreted book value of approximately $41.0 million (face value at maturity of approximately $54.1 million) for approximately $12.7 million in cash. The Senior Discount Notes are being held as an available for sale investment accounted for under Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investment in Debt and Equity Securities” (“SFAS No. 115”). The Senior Discount Notes are Marked to Market and the unrealized gains or losses are accumulated in Other comprehensive income. As of March 31, 2006, the Company had recorded $271 in Other comprehensive income. The Company or Parent may, from time to time, continue to acquire and/or retire all or a portion of the Senior Discount Notes and/or New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

Parent is dependent on the Company’s cash flows to service its debt. The amount of cash interest to be paid by the Parent during the next five years is as follows: $0 in each of 2006, 2007 and March 1, 2008; approximately $2,628 payable on September 1, 2008 and approximately $2,628 payable on each of March 1 and September 1 thereafter until maturity.

The advance to Parent of approximately $2.0 million at March 31, 2006, relates principally to the assumption of certain obligations, including warrants and stock options referred to above, net of deferred financing costs transferred to Parent.

5.	Financing Agreement

On June 16, 2005, the Company refinanced the 2004 Credit Agreement by entering into a Financing Agreement (the “Financing Agreement”) with various financial institutions (“Lenders”) and Fortress Credit Corp., as agent for the Lenders (“Agent”). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). As of March 31, 2006, the Company had an outstanding balance on the revolving credit facility of $4.6 million. The Credit Facility, including the term loan, will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Parent and each of the Company’s current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Parent’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company’s option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company’s secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of March 31, 2006, the interest rate on the Company’s term loan was 8.2%.

The Company paid the Lenders a closing fee of $1.275 million and is required to pay the Agent a quarterly servicing fee in the amount of $25. Under the revolving credit facility, the Company is required to pay the Lenders an annual commitment fee in an amount equal to 0.50% of the difference between $40.0 million and the average usage of the revolving credit facility, payable on a monthly basis. The Company is also required to pay the Lenders letter of credit fees equal to 4.00% per annum multiplied by the face amount of the letters of credit issued under the Financing Agreement, payable on the date any such letter of credit is issued. In addition, the Company is required to pay the Agent the standard charges customarily charged by the institution issuing letters of credit under the Financing Agreement in connection with the issuance, administration, amendment, payment or cancellation of any such letters of credit.

The Financing Agreement requires the Company to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges (“EBITDAR”). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of the Company be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility. At March 31, 2006, the Company was in compliance with all provisions of the Financing Agreement.

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

The Company’s Credit Facility will require a $30.0 million payment on the term loan on June 30, 2010.

6.	Provision for Income Taxes

The Company has determined that at March 31, 2006, its ability to realize future benefits of certain net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”; therefore, a valuation allowance continues to be recorded. Deferred income tax liabilities are provided relating to inventories and tax-deductible goodwill that is not amortized for financial reporting.

7.	Pension and Postretirement Benefit Plans

The components of Net Periodic Benefit Cost for the three months ended March 31 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$11	$11	$40	$40
Interest cost	197	194	37	37
Expected return of plan assets	(149)	(126)	—	—
Amortization of net (gain) loss	31	25	7	17

Net periodic pension cost	$90	$104	$84	$94

The Company has a defined benefit pension plan covering substantially all of its hourly employees. Benefits for the hourly employees’ plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan.

The Company froze the defined benefit retirement plan for the respective hourly employees of its three collective bargaining units and terminated its postretirement benefit plan for its salaried employees in 2004. The Company expects to contribute approximately $300 to its postretirement plan in 2006 for the payment of benefits. Plan contributions and benefits have amounted to $84 for the three months ended March 31, 2006. Based upon the above decision, management believes that any future contributions will not be material.

8.	Share Incentive Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under the method, stock-based compensation expense will continue to be recognized using the fair-value based method for all awards granted. Compensation expense for unvested stock options and awards that were outstanding on December 31, 2005 will continue to be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS No. 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

The Parent has three share incentive plans covering certain key employees of the Company which provide for the granting of options to purchase common stock of the Parent and other stock related benefits. The North Atlantic Trading Company Inc. 1997 Share Incentive Plan (the “1997 Plan”), now relating to the Parent’s common stock, made available 61,856 shares (all of which have been granted) to key employees of the Company based on the discretion of a committee appointed by the Board of Directors (the “Administration Committee”). The 1997 Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) stock awards, including restricted stock; (4) performance awards; and (5) stock units. The Administration Committee shall determine the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability, or retirement. The 1997 Plan contains provisions for equitable adjustment of benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Parent.

In November 2002, the Board of Directors of the Company adopted the North Atlantic Trading Company, Inc. 2002 Share Incentive Plan (the “2002 Plan”), now relating to the Parent’s common stock. The 2002 Plan has terms that are substantially identical to the terms of the 1997 Plan. Parent has reserved 50,000 shares of common stock for benefits under the 2002 Plan. The 1997 Plan and the 2002 Plan contain a four year vesting period and expire ten years from the respective date of the plans. The Board of Directors of the Parent reserves the right to amend, suspend or terminate the 1997 Plan and 2002 Plan at any time, subject to the rights of participants with respect to any outstanding benefits.

On February 8, 2006, the Board of Directors of Parent adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2006 Plan may be granted to employees. The Form Award Agreement requires, as a condition of the award, that any and all stock options (vested or otherwise) previously granted to these individuals will be immediately cancelled as of the date of the award. On March 15, 2006, the Board of Directors of Parent approved a form of Restricted Stock Award Agreement pursuant to which awards under the 2006 Plan may be granted to non-employee directors (the “Director Form Award Agreement”). The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards. Pursuant to the 2006 Plan, 175,503 shares of common stock of Parent are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals. The Board of Directors of Parent may provide that awards under the 2006 Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements. In the occurrence of a change in control, the grantee shall be entitled to such consideration in respect of the outstanding shares subject to the 2006 Plan on the same terms and conditions as that provided to all other stockholders of the Parent. The 2006 Plan is scheduled to terminate on February 17, 2016, the day before the tenth anniversary of its adoption by the Board. As of March 31, 2006, no awards had yet been granted under the 2006 Plan.

As of March 31, 2006, no benefits other than the stock options described below had been granted. The total number of shares available for granting under the 1997 Plan, 2002 Plan and 2006 Plan is 61,856, 50,000 and 175,503, respectively. Stock option activity is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	$106,356	$32.33	$32.75
Granted	—	—	—
Exercised	—	—	—
Forfeited	(8,741)	(62.00)	(20.25)

Outstanding, December 31, 2005	97,615	29.67	33.87
Granted	—	—	—
Exercised	—	—	—
Forfeited	(3,322)	(62.00)	(22.75)

Outstanding, March 31, 2006	$94,293	24.97	34.26

The total intrinsic value of options exercised and vested during the three months ended March 31, 2006 and March 31, 2005 was $0 and $0, respectively.

At March 31, 2006, under the 1997 and 2002 plans, the outstanding stock options’ exercise price for 61,856 options is $9.99 per share, all of which are exercisable. The outstanding stock options’ exercise price for 32,437 options is $62.00, 21,915 of which are exercisable with the remaining 10,522 becoming exercisable from 2006 through 2014. The weighted average of the remaining lives of the outstanding stock options is approximately 6.3 years for the options with the $9.99 exercise price and 6.0 years for the options with the $62.00 exercise price. The Company estimates that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

Of the stock options described above, 47,986 include a provision under which the Parent will reimburse the employee for the difference between their ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123R under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is measured on each reporting date with the expense amount adjusted for changes in the fair value of Parent’s stock on that date. The Company recorded compensation expense of approximately ($15) and $30 in the

Statements of Operations for the quarters ended March 31, 2006 and 2005, respectively. Included within the 2006 compensation expense is $45 relating to forfeitures. The total compensation expense related to non-vested awards is expected to be approximately $100 which will be recognized over the next two years.

9.	Reconciliation of Income (Loss) per Common Share

(dollars and shares in thousands, except per share amounts)

Three Months Ended March 31, 2006	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net loss	$(705)

Net income (loss)	$(705)	10	$(70,500.00)

Three Months Ended March 31, 2005	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net loss	$(4,580)

Net income (loss)	$(4,580)	10	$(458,000.00)

10.	Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial condition or results of operations.

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

11.	Contingencies

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

On July 8, 2003, following a four-day trial, an Illinois jury returned a verdict in favor of Republic on the defamation claims of $8.4 million in general damages and $10.2 million in punitive damages, for a total damage award of $18.6 million. The Company recorded an $18.8 million charge during the second quarter 2003 relating to this transaction. The Company filed post-trial motions for a new trial and, in the alternative, for a reduction of the awards. On August 1, 2003, the Company posted a judgment bond in the amount of $18.8 million with the U.S. District Court. This was accomplished by obtaining a $19.0 million senior secured term loan pursuant to a July 31, 2003 amendment to the Company’s existing credit facility. On November 20, 2003, the court ruled that the awards were excessive and reduced the awards by approximately 60%, with the award of compensatory damages being reduced to $3.36 million and the award of punitive damages being reduced to $4.08 million, for a total of $7.44 million. On December 18, 2003, Republic accepted these reduced awards. The Company reversed $11.16 million during the fourth quarter of 2003 due to this court ruling.

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

On April 13, 2004, the Court entered an order (the “Contempt 2 Order”), finding Ali Makki, Tarek Makki, Adham Makki and their companies Best Price Wholesale (the “Makki Defendants”) and Harmony Brands LLC in civil contempt, freezing all of their assets, releasing the July 12, 2002 Final Judgment of $11.0 million from the forbearance agreement as to the Makki Defendants, and again referring the matter to the United States Attorney for Criminal Prosecution. Subsequent to the entry of the Contempt 2 Order, the Company settled with defendant Harmony Brands and its members for the amount of $750,000 and the entry of a permanent injunction. The Company is seeking to execute on the outstanding $11.0 million judgment against the remaining Makki Defendants and those efforts are currently underway.

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

In November 2001, NTC was served with an additional four separate summonses and complaints in actions filed in the Circuit Court of Ohio County, West Virginia. The actions are entitled Donald Nice v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-479), Korene S. Lantz v. Philip Morris Incorporated, et al. (Civil Action No. 01-C-480),

Ralph A. Prochaska, et al. v. Philip Morris, Inc., et al. (Civil Action No. 01-C-481), and Franklin Scott, et al. v. Philip Morris, Inc., et al., (Civil Action No. 01-C-482). On August 19, 2004, the Korene Lantz lawsuit was voluntarily dismissed by the plaintiff against all defendants including NTC. The Donald Nice lawsuit was dismissed on July 18, 2005 against all defendants including NTC for failure of the plaintiff to follow the case management order.

All of the West Virginia smokeless tobacco actions have been consolidated before the West Virginia Mass Litigation Panel for discovery and trial of certain issues. Trial of these matters was planned in two phases. In the initial phase, a trial was to be held to determine whether tobacco products, including all forms of smokeless tobacco, cigarettes, cigars and pipe and roll-your-own tobacco, can cause certain specified diseases or conditions. In the second phase, individual plaintiffs would attempt to prove that they were in fact injured by tobacco products. Fact and expert discovery in these cases has closed; however, in the cigarette cases the Court has allowed additional discovery.

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

By opinion dated December 2, 2005, the Supreme Court of Appeals of West Virginia completed its review of a certified question arising from the trial court’s initial trial plan that had been established to resolve claims against the cigarette manufacturer defendants. The Supreme Court of West Virginia determined that the United States Supreme Court’s decision in State Farm Mutual Automobile Insurance Company v. Campbell, 538 U.S. 408 (2003), did not preclude a trial plan in which phase I of the plan would decide certain elements of liability and a punitive damages multiplier and Phase II would decide each plaintiff’s entitlement to compensatory damages and punitive damages based upon the multiplier determined in Phase I. The action has been remanded to the circuit court to fashion a new trial plan for the consolidated cases. On April 28, 2006, the trial court entered an order reinstating the original trial plan, and set a trial date of March 19, 2007 for the trial of issues against the cigarette defendants only. The claims against the smokeless tobacco manufacturer defendants remain severed and indefinitely stayed. While the Company intends to defend these cases vigorously should they ever go to trial, and believes it has strong defenses, no assurance can be given the Company would prevail. If the Company were not to prevail, the result could be a material adverse event.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425, which was paid within ten business days after January 19, 2005, and an additional $425, which was paid in bi-weekly installments from January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725 relating to synergies achieved in the integration of the business of Stoker, Inc., which was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. Any liability is deemed, at this time, not to be material to the Company’s Condensed Consolidated Financial Statements. No amounts have been accrued related to potential amounts payable to Mr. Brunson associated with the Stoker restructuring bonus or the requirement to repurchase his stock. On January 23, 2006, Mr. Brunson filed a verified complaint against the Company in the Supreme Court of New York, County of Westchester, alleging breach of his employment agreement and related claims arising out of his resignation from employment with the Company. Mr. Brunson claims that he is entitled to $1.5 million in unpaid severance pay and at least $1.2 million in unpaid incentive bonus compensation under his employment agreement. Alternatively, Mr. Brunson seeks payment of the alleged unpaid incentive bonus compensation under differing, but related theories of recovery. Mr. Brunson also seeks payment of his attorneys’ fees. The Company vigorously disputes Mr. Brunson’s allegations and responded to Mr. Brunson’s complaint on March 31, 2006 by filing a motion to dismiss four of seven claims contained in Mr. Brunson’s complaint on the grounds that they were duplicative or otherwise improper. The Court has not yet decided the Company’s motion. Mr. Brunson and the Company are currently engaged in discovery.

During the first quarter of 2005 and twelve months ended December 31, 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

On November 27, 2005, in Owens v. National Tobacco Company (Cal Super. Ct. Case No. BC343611), two former employees filed claims alleging racial and gender discrimination against the Company following the Company’s dismissal of those employees for poor performance. The Company believes it will prevail. If the Company were not to prevail, the result could be a material adverse event. Discovery has commenced in this case.

Alvarez & Marsal (“A&M”) is entitled to a fee based on improvement in the Company’s financial performance as measured against the Company’s 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company’s 2005 Business Plan. As of March 31, 2006, no related liability or expense has been recorded relating to financial performance improvements.

12.	Segment Information

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

The table below presents financial information about reported segments for the three months ended March 31, 2006 and 2005, respectively (in thousands):

For the three months ended: March 31, 2006	Smokeless Tobacco	Make Your Own	Premium Manufactured Cigarettes	Other	Eliminations	Total
Net sales	$11,531	$15,714	$8	$1,171	$—	$28,424
Operating income	2,175	3,091	(249)	92	—	5,109
Assets	75,960	298,009	4,041	32,775	(174,758)	236,027

March 31, 2005
Net sales	$9,835	$16,139	$180	$1,193	$—	$27,347
Operating income	(1,368)	4,055	(994)	58	—	1,751
Assets	58,292	278,642	2,775	33,893	(149,124)	224,478

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, a wholly-owned subsidiary of Parent, competes, in three distinct markets: (1) the smokeless tobacco market; (2) the Make-Your-Own (“MYO”) cigarette market; and (3) the premium manufactured cigarette market. The smokeless tobacco market includes the loose leaf chewing tobacco sector. The MYO cigarette market is comprised of the MYO premium cigarette papers sector and the MYO cigarette tobaccos and related products sector. The Company’s subsidiaries manufacture and market loose leaf chewing tobacco, import and distribute MYO premium cigarette papers, contract manufacture and market MYO cigarette tobaccos and related products, and contract manufacture and market premium manufactured cigarettes. To date, the Company’s premium manufactured cigarette segment continues in its development phase and net sales of this segment have not been significant.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Net Sales. Net sales for the three months ended March 31, 2006 were $28.4 million, an increase of $1.1 million or 3.9% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $1.7 million or 17.2% from the corresponding period of the prior year. This increase is due principally to an increase in case sales coupled with price increases instituted during the second and third quarters of 2005. The volume of the Company’s brands increased 4.0%, driven by the expansion of certain chewing tobaccos within the smokeless segment, in net cases during the first quarter of 2006 as compared to the corresponding period of the prior year.

Net sales of the Company’s MYO segment decreased $0.4 million or 2.6% in comparison to the corresponding period of the prior year. Within the MYO segment, premium cigarette paper sales decreased $0.6 million or 5.9%, due primarily to lower Canadian shipments in comparison to the corresponding period of the prior year. The MYO cigarette tobaccos and related product sales increased $0.2 million or 3.0% in comparison to the corresponding period of the prior year due primarily to price increases during January 2006. The aggregate case volume of the MYO segment in net cases decreased 9.2% for the three months ended March 31, 2006 as compared to the corresponding period of the prior year due to the Company’s decision to withdraw its discount MYO tobaccos from the state of Michigan, lower Canadian paper shipments and greater competitive pricing activity in key MYO opportunity geographies.

Gross Profit. Gross profit for the three months ended March 31, 2006 totaled $15.4 million, an increase of $1.2 million or 8.2% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment increased $1.8 million or 40.7% from the corresponding period of the prior year. Gross margin for this segment increased to 55.3% of net sales for the current period from 46.1% in the corresponding period of the prior year due to an increase in case sales of higher margin products.

Gross profit of the MYO segment for the current period decreased $0.5 million or 6.1% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment decreased to 53.1% of net sales for the current period in comparison to 55.1% for the corresponding period of the prior year. This decrease in gross margin was due principally to product mix resulting from decreased sales of its premium cigarette papers within the Canadian market.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended March 31, 2006 were $10.1 million, a decrease of $2.2 million or 17.8% in comparison to the corresponding period of the prior year. This decrease was due primarily to $0.6 million relating to restructuring cost, $0.9 million relating to expenses associated with manufactured premium cigarettes, reduction in legal / litigation expenses of $0.2 million, reduced professional and consulting fees of $0.1 million, $0.2 million relating to the reduction in freight charges, $0.2 million relating to the reduction in promotional items and all other of $0.2 million partially offset by an increase in compensation expenses of $0.2 million. A portion of the $2.2 million decrease is due to timing differences between the comparison periods.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs increased $0.3 million or 5.9% to $5.7 million for the three months ended March 31, 2006 as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding indebtedness.

Other Income (Expense). Other income was $0.1 million for the three months ended March 31, 2006 as compared to an expense of $0.8 million during the corresponding period of the prior year. This decrease in expense relates principally to recoveries relating to counterfeiting activity and lower litigation and related expenses also associated with the prosecution of counterfeiting activity.

Income Tax Benefit (Expense). The Company has determined that at March 31, 2006, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”. Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2006, similar to 2005. Tax expense for the three months ended March 31, 2006 and March 31, 2005 was $0.2 million and $0.2 million, respectively. As of March 31, 2006, a valuation allowance continues to be recorded.

Net Income (Loss). Due to the factors described above, net loss for the three months ended March 31, 2006 was $0.7 million compared to $4.6 million for the corresponding period of the prior year.

Liquidity and Capital Resources

At March 31, 2006, working capital was $19.1 million compared to $19.5 million at December 31, 2005. This decrease was the result of a net decrease in various current asset and liabilities and decreased accrued interest expense of $4.6 million offset by an increase in the revolving credit facility of $4.6 million and an increase in the cash balance of $0.6 million.

For the three months ended March 31, 2006, net cash used in operating activities was $3.7 million compared with $8.6 million in the corresponding period of the prior year. The change was due primarily to the reduction in net loss and the reduction in accounts payable partially offset by a decrease in other current assets, deferred financing costs and an increase in accrued liabilities. A major factor in negative operating cash flow is the semi-annual interest payment of $9.25 million, relating to the New Senior Notes, made in March of 2006 and 2005.

For the three months ended March 31, 2006, net cash used in investing activities was $0.2 million compared with $0.7 million in the corresponding period of the prior year. The change was due to the reduction in capital expenditures. The Company believes that its capital expenditure requirements for 2006 will be approximately $2.5–3.0 million due to the purchasing of certain manufacturing equipment and the continuing investment in data and related systems.

For the three months ended March 31, 2006, net cash provided by financing activities was $4.6 million compared with $7.4 million in the corresponding period of the prior year. The change was due primarily to the reduction in borrowings relating to the revolving credit facilities as a result of improved operating cash flow.

The Company expects to be able to fund its seasonal working capital expenditure requirements in 2006 through its operating cash flows and, if needed, bank borrowings under the Financing Agreement. As of March 31, 2006, the Company had additional availability of $50.4 million under the revolving credit portion of its Financing Agreement.

Contractual Obligations

Certain contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2006, there had been no material changes outside the ordinary course of our business in such contractual obligations from December 31, 2005.

Forward-looking Statements

The Company cautions the reader that certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section as well as elsewhere in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and other important factors, including the risks discussed below and in Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s actual future results, performance or achievement of results may differ materially from any such results, performance or achievement implied by these statements. Among the factors that could affect the Company’s actual results and could cause results to differ from those anticipated in the forward-looking statements contained herein is the Company’s ability to comply with certain Financing Agreement financial covenants, its ability to implement its business strategy successfully, which may be dependent on business, financial, and other factors beyond the Company’s control, including, among others, federal, state and/or local regulations and taxes, competitive pressures, prevailing changes in consumer preferences, consumer acceptance of new product introductions and other marketing initiatives, market acceptance of the Company’s current distribution programs, access to sufficient quantities of raw material or inventory to meet any sudden increase in demand, disruption to historical wholesale ordering patterns, product liability litigation and any disruption in access to capital necessary to achieve the Company’s business strategy.

The Company cautions the reader not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update the forward-looking statements in this document. The Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any significant changes with respect to quantitative and qualitative disclosures about market risk from what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2006, and has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 because of the material weakness in the Company’s internal control over financial reporting discussed below under “Internal Control Over Financial Reporting.”

Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has determined that, as of March 31, 2006, it has a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2004 annual and first quarter 2005 consolidated financial statements. In addition this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

During the fiscal quarter ended September 30, 2005, the Company took remedial steps to eliminate this material weakness, including engaging the services of an independent public accounting firm, other than the Company’s auditors, with appropriate levels of income tax accounting knowledge and expertise to assist in the review of complex tax matters. For the year ended December 31, 2005 and the three months ended March 31, 2006, the Company’s income tax provision and valuation of deferred income tax assets and liabilities was reviewed by the above mentioned firm. As of March 31, 2006, these remediation efforts, and the Company’s evaluation of its internal controls over the valuation of deferred income tax assets, are continuing.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the information contained in Note 12 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.

Item 6.	Exhibits

10.1	Amendment, dated April 20, 2006, to Amended and Restated Distribution and License Agreements (United States and Canada), between Bolloré S.A. and North Atlantic Operating Company, Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH ATLANTIC TRADING COMPANY, INC.

Date: May 15, 2006	/s/ Douglas P. Rosefsky
Douglas P. Rosefsky
Chief Executive Officer

/s/ Brian C. Harriss
Brian C. Harriss
Chief Financial Officer

EXHIBIT INDEX

No.	Description
10.1	Amendment, dated April 20, 2006, to Amended and Restated Distribution and License Agreements (United States and Canada), between Bolloré S.A. and North Atlantic Operating Company, Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.