Form 10-Q
period 2006-06-30
NORTH ATLANTIC TRADING CO INC
filed 2006-08-14
CIK 1042787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from              to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10 shares of common stock, $.01 par value, as of August 11, 2006.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands except per share data)

(unaudited)

	June 30, 2006	December 31, 2005
Current assets:
Cash	$1,325	$524
Accounts receivable, net	5,202	6,718
Inventories	32,547	30,572
Other current assets	3,880	5,166

Total current assets	42,954	42,980

Property, plant and equipment, net	13,995	14,382

Deferred financing costs, net	8,558	9,353

Goodwill	128,697	128,697

Other intangible assets, net	9,632	9,852

Investment in Senior Discount Notes	27,050	12,984

Other assets	19,969	19,062

Total assets	$250,855	$237,310

Current liabilities:
Accounts payable	$2,095	$6,272
Accrued expenses	5,912	7,130
Accrued interest expense	6,167	6,167
Deferred income taxes	3,754	3,928
Revolving credit facility	4,000	—

Total current liabilities	21,928	23,497

Notes payable and long-term debt	230,000	230,000
Deferred income taxes	6,682	6,106
Postretirement benefits	7,115	6,762
Pension benefits and other long-term liabilities	3,019	3,166

Total liabilities	268,744	269,531

Stockholder’s Equity:
Common stock, voting, $.01 par value; authorized shares, 750,000; issued and outstanding shares, 10	—	—
Common stock, non-voting, $.01 par value; authorized shares, 750,000; issued and outstanding shares, 0	—	—
Additional paid-in capital	64,095	64,095
Advance to parent	(2,020)	(2,016)
Loans to stockholders for stock purchase	(96)	(99)
Accumulated other comprehensive income (loss)	13,190	(1,535)
Accumulated deficit	(93,058)	(92,666)

Total stockholders’ equity (deficit)	(17,889)	(32,221)

Total liabilities and stockholders’ deficit	$250,855	$237,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands except per share amounts)

(unaudited)

	Three months Ended June 30, 2006	Three months Ended June 30, 2005
Net sales	$29,126	$30,521
Cost of sales	12,899	15,108

Gross profit	16,227	15,413
Selling, general and administrative expenses	10,082	13,395
Amortization expense	109	110

Operating income (loss)	6,036	1,908
Interest expense and financing costs, net	5,522	5,549

Income (loss) before income tax expense (benefit)	514	(3,641)
Income tax expense (benefit)	201	(198)

Net income (loss)	$313	$(3,443)

Basic and Diluted earnings per common share:
Net income (loss)	$31,300.00	$(344,300.00)

Weighted average common shares outstanding:
Basic	10	10
Diluted	10	10

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands except per share amounts)

(unaudited)

	Six months Ended June 30, 2006	Six months Ended June 30, 2005
Net sales	$57,550	$57,869
Cost of sales	25,973	28,262

Gross profit	31,577	29,607
Selling, general and administrative expenses	20,149	26,496
Amortization expense	220	221

Operating income (loss)	11,208	2,890
Interest expense and financing costs, net	11,198	10,910

Income (loss) before income tax expense (benefit)	10	(8,020)
Income tax expense (benefit)	402	3

Net income (loss)	$(392)	$(8,023)

Basic and Diluted earnings per common share:
Net income (loss)	$(39,200.00)	$(802,300.00)

Weighted average common shares outstanding:
Basic	10	10
Diluted	10	10

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six months Ended June 30, 2006	Six months Ended June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(392)	$(8,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,022	436
Amortization expense	220	220
Amortization of deferred financing costs	795	1,127
Deferred income taxes	402	3
Stock compensation expense	40	60
Changes in operating assets and liabilities:
Accounts receivable, net	1,516	(232)
Inventories	(1,316)	2,790
Other current assets	1,286	730
Other assets	(907)	(1,337)
Accounts payable	(4,177)	(2,559)
Accrued expenses and other	(1,218)	2,179
Accrued pension liabilities	(147)	148
Accrued postretirement liabilities	353	12

Net cash provided by (used in) operating activities	(2,523)	(4,446)

Cash flows from investing activities:
Capital expenditures	(635)	(1,300)

Net cash provided by (used in) investing activities	(635)	(1,300)

Cash flows from financing activities:
Proceeds from term loan	—	30,000
Proceeds (payments) from (to) revolving credit facility, net	4,000	(14,500)
Payment of financing costs	—	(1,808)
Other	(41)	3

Net cash provided by (used in) financing activities	3,959	13,695

Net increase (decrease) in cash	801	7,949

Cash, beginning of period	524	2,346

Cash, end of period	$1,325	$10,295

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

		Three months Ended June 30, 2006	Three months Ended June 30, 2005
Net income (loss)		$313	$(3,443)

Other comprehensive income, net of tax benefit:
Unrealized gains on derivative financial instruments:
Unrealized gains arising during period	$196
Plus: adjustment for losses included in net income	169	365	—

Unrealized gains on available for sale securities		13,795	—

Comprehensive income (loss)		$14,473	$(3,443)

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

		Six months Ended June 30, 2006	Six months Ended June 30, 2005
Net income (loss)		$(392)	$(8,023)
Other comprehensive income, net of tax benefit:
Unrealized gains on derivative financial instruments:
Unrealized gains arising during period	$517
Plus: adjustment for losses included in net income	142	659	—

Unrealized gains on available for sale securities		14,066	—

Comprehensive income (loss)		$14,333	$(8,023)

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

2. Summary of Significant Accounting Policies

Revenue Recognition: The Company recognizes revenues and the related costs upon delivery to the customer, at which time there is a transfer of title and risk of loss to the customer in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company classifies customer rebates as sales deductions in accordance with the requirements of Emerging Issues Task Force Issue No. 01-09.

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1.3 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively.

Financial Instruments: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The Company may hedge up to eighty percent of its anticipated purchases of inventory under the Bolloré, S.A. master contract, denominated in Euros, over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. As of June 30, 2006, the adjustment to record the increase in fair value relating to the forward contracts amounted to approximately $582 and is recorded as an asset and other comprehensive income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year’s obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2006, approximately $3.3 million relating to 2005 sales was deposited. As of June 30, 2006 and December 31, 2005, the Company has recorded approximately $20.0 million and $17.6 million, respectively, in Other assets.

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

The components of inventories are as follows (in thousands):

	6/30/06	12/31/05
Raw materials and work in process	$3,019	$3,242
Leaf tobacco	4,598	5,948
Finished goods - loose leaf tobacco	3,345	2,275
Finished goods - MYO products	9,699	6,522
Other	1,345	1,594

	22,006	19,581
LIFO reserve	10,541	10,991

	$32,547	$30,572

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

The New Senior Notes amounted to $200.0 million as of June 30, 2006 and December 31, 2005.

During the fourth quarter of 2005, the Company purchased Senior Discount Notes with an accreted book value of approximately $41.0 million (face value at maturity of approximately $54.1 million) for approximately $12.7 million in cash. The Senior Discount Notes are being held as an available for sale investment accounted for under Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investment in Debt and Equity Securities” (“SFAS No. 115”). The Senior Discount Notes are marked to market and the unrealized gains or losses are accumulated in Other comprehensive income. As of June 30, 2006, the Company had recorded $14,361 in Other comprehensive income. The Company or Parent may, from time to time, continue to acquire and/or retire all or a portion of the Senior Discount Notes and/or New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

Parent is dependent on the Company’s cash flows to service its debt. The amount of cash interest to be paid by the Parent during the next five years is as follows: $0 in each of 2006, 2007 and March 1, 2008; approximately $2,628 payable on September 1, 2008 and approximately $2,628 payable on each of March 1 and September 1 thereafter until maturity.

The advance to Parent of approximately $2.0 million at June 30, 2006, relates principally to the assumption of certain obligations, including warrants and stock options, net of deferred financing costs transferred to Parent.

5. Financing Agreement

On June 16, 2005, the Company refinanced the 2004 Credit Agreement by entering into a Financing Agreement (the “Financing Agreement”) with various financial institutions (“Lenders”) and Fortress Credit Corp., as agent for the Lenders (“Agent’). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). As of June 30, 2006, the Company had an outstanding balance on the revolving credit facility of $4.0 million. The Credit Facility, including the term loan, will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Parent and each of the Company’s current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Parent’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company’s option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company’s secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of June 30, 2006, the interest rate on the Company’s term loan was 8.625%.

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

The Financing Agreement requires the Company to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges (“EBITDAR”). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of the Company be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility. At June 30, 2006, the Company was in compliance with all provisions of the Financing Agreement.

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

6. Provision for Income Taxes

The Company has determined that at June 30, 2006, its ability to realize future benefits of certain net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”; therefore, a valuation allowance continues to be recorded. Deferred income tax liabilities are provided relating to inventories and tax-deductible goodwill that is not amortized for financial reporting.

7. Pension and Postretirement Benefit Plans

The components of Net Periodic Benefit Cost for the six months ended June 30 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$22	$22	$178	$80
Interest cost	395	389	259	74
Expected return of plan assets	(468)	(313)	—	—
Amortization of net (gain) loss	66	50	70	27

Net periodic pension cost	$15	$148	$507	$181

The Company has a defined benefit pension plan covering substantially all of its hourly employees. Benefits for the hourly employees’ plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan.

The Company froze the defined benefit retirement plan for the respective hourly employees of its three collective bargaining units and terminated its postretirement benefit plan for its salaried employees in 2004. The Company expects to contribute approximately $300 to its postretirement plan in 2006 for the payment of benefits. Plan contributions and benefits have amounted to $154 for the six months ended June 30, 2006. Based upon the above decision, management believes that any future contributions will not be material.

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

In November 2002, the Board of Directors of the Company adopted the North Atlantic Trading Company, Inc. 2002 Share Incentive Plan (the “2002 Plan”), now relating to the Parent’s common stock. The 2002 Plan has terms that are substantially identical to the terms of the 1997 Plan. Parent has reserved 50,000 shares of common stock (all of which have been granted) for benefits under the 2002 Plan. The 1997 Plan and the 2002 Plan contain a four year vesting period and expire ten years from the respective date of the plans. The Board of Directors of the Parent reserves the right to amend, suspend or terminate the 1997 Plan and 2002 Plan at any time, subject to the rights of participants with respect to any outstanding benefits.

On February 8, 2006, the Board of Directors of Parent adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2006 Plan may be granted to employees. The Form Award Agreement requires, as a condition of the award, that any and all stock options (vested or otherwise) previously granted to these individuals will be immediately cancelled as of the date of the award. On March 15, 2006, the Board of Directors of Parent approved a form of Restricted Stock Award Agreement pursuant to which awards under the 2006 Plan may be granted to non-employee directors (the “Director Form Award Agreement”). The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards. Pursuant to the 2006 Plan, 175,503 shares of common stock of Parent are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals. The Board of Directors of Parent may provide that awards under the 2006 Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements. Upon the occurrence of a change in control, the grantee shall be entitled to such consideration in respect of the outstanding shares subject to the 2006 Plan on the same terms and conditions as that provided to all other stockholders of Parent. The 2006 Plan is scheduled to terminate on February 17, 2016, the day before the tenth anniversary of its adoption by the Board. As of June 30, 2006, 78,150 shares of restricted stock have been granted to employees of the Company under the 2006 Plan.

The total number of shares available for grant under the 1997 Plan, 2002 Plan and 2006 Plan is 0, 0 and 97,353, respectively. Stock option activity is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	106,356	$32.33	$32.75

Granted	—	—	—
Exercised	—	—	—
Forfeited	(8,741)	(62.00)	(20.25)

Outstanding, December 31, 2005	97,615	29.67	33.87

Granted	—	—	—
Exercised	—	—	—
Forfeited	(14,822)	(62.00)	(22.75)

Outstanding, June 30, 2006	82,793	$21.89	$35.86

The total intrinsic value of options exercised and vested during the six months ended June 30, 2006 and June 30, 2005 was $0 and $0, respectively.

At June 30, 2006, under the 1997 and 2002 plans, the outstanding stock options’ exercise price for 61,856 options is $9.99 per share, all of which are exercisable. The outstanding stock options’ exercise price for 20,937 options is $62.00, 15,870 of which are exercisable with the remaining 5,067 becoming vested from 2006 through 2008. The weighted average of the remaining lives of the outstanding stock options is approximately 6.0 years for the options with the $9.99 exercise price and 5.8 years for the options with the $62.00 exercise price. The Company estimates that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

Of the stock options described above, 82,793 include a provision under which Parent will reimburse the employee for the difference between his or her ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123R under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is measured on each reporting date with the expense amount adjusted for changes in the fair value of Parent’s stock on that date. The Company recorded compensation expense of approximately ($5) and $60 in the Statements of Operations for the six months ended June 30, 2006 and 2005, respectively. Included within the 2006 compensation expense is $45 relating to forfeitures. The total compensation expense related to non-vested awards is expected to be approximately $78 which will be recognized over the next two years.

9. Reconciliation of Income (Loss) per Common Share (dollars and shares in thousands, except per share amounts)

Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$313

Net income (loss)	$313	10	$31,300.00

Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$(3,443)

Net income (loss)	$(3,443)	10	$(344,300.00)

Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$(392)

Net income (loss)	$(392)	10	$(39,200.00)

Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$(8,023)

Net income (loss)	$(8,023)	10	$(802,300.00)

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

11. Reclassification

The Company has changed the criteria for items to be included in Selling, general and administrative expenses to conform to prevailing industry practices. The Company has restated its prior period Statement of Operations to reflect the new classification criteria. This resulted in the reclassification of $0.8 million and $1.6 million from Other income/(expense) which includes, but is not limited to, litigation expenses, reversals and recoveries, to Selling, general and administrative expenses for the three months and six months ended June 30, 2005, respectively.

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

On August 3, 2005, the District Court issued its ruling and awarded the Company approximately $1.1 million. This amount is not included in the condensed consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. Such appeal is currently being briefed. Republic Tobacco filed its opening brief on July 18, 2006. The Company’s response brief is due on August 22, 2006. Republic Tobacco’s reply brief is due on September 7, 2006. No oral argument has yet been scheduled on Republic Tobacco’s appeal.

On February 21, 2006, Top Tobacco, LP, an affiliate of Republic Tobacco, filed a complaint against North Atlantic Operating Company, Inc., a subsidiary of the Company, in Federal District Court for the Northern District of Illinois, alleging that the Company’s use of the phrase “Fresh-Top Canister” on the side of its ZIG-ZAG CLASSIC AMERICAN BLEND cigarette tobacco infringes, damages and violates Top Tobacco’s TOP trademark for tobacco. Top Tobacco requests injunctive relief, and unquantified royalties and damages. The Company intends to vigorously defend the claim and believes that it has strong defenses to the claims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse effect.

On May 16, 2006, Republic Tobacco L.P. (“Republic”) filed a complaint against North Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., and National Tobacco Company, L.P., in Federal District Court for the Northern District of Illinois,

alleging that the defendants made oral and written presentations to Republic’s customers that defamed Republic’s president by implying he was not truthful in prior court testimony and wrongfully disparaged Republic’s “JOB” cigarette paper products. Republic alleges the defendants’ conduct constituted false advertising in violation of the Lanham Act (Count I), represented a deceptive trade practice in violation of the Illinois Uniform Deceptive Trade Practices Act (Count II), violated the Illinois Consumer Fraud Act (Count III), constituted common law defamation, trade liable and commercial disparagement (Count IV), and, finally constituted unfair competition under common law (Count V). On June 30, 2006, the defendants answered the complaint, denying all of the alleged violations. The defendants also counterclaimed against Republic for false advertising in the marketing of cigarette paper products in violation of the Lanham Act (Counterclaim Count I), for tortuous interference with the defendants’ customers (Counterclaim Count II) and for deceptive trade practices in Republic’s marketing of cigarette paper products, in violation of Illinois law (Counterclaim Count III). On July 7, 2006, the defendants moved to dismiss Count III and V of Republic’s complaint for failure to state a claim as a matter of law. The parties are currently briefing that motion to dismiss. The court has ordered that fact and expert discovery in the case shall be completed by October 27, 2006, and any motions for summary judgment are to be filed by November 29, 2006, with briefing on such motions completed by December 20, 2006. The Company intends to vigorously defend these claims and believes that it has strong defenses to the claims. The Company also intends to vigorously prosecute its counterclaims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse effect.

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

On April 13, 2004, the Court entered an order (the “Contempt 2 Order”), finding Ali Makki, Tarek Makki, Adham Makki and their companies Best Price Wholesale (the “Makki Defendants”) and Harmony Brands LLC in civil contempt, freezing all of their assets, releasing the July 12, 2002 Final Judgment of $11.0 million from the forbearance agreement as to the Makki Defendants, and again referring the matter to the United States Attorney for Criminal Prosecution. Subsequent to the entry of the Contempt 2 Order, the Company settled with defendant Harmony Brands and its members for the amount of $750 and the entry of a permanent injunction. The Company is seeking to execute on the outstanding $11.0 million judgment against the remaining Makki Defendants and those efforts are currently underway.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425, which was paid within ten business days after January 19, 2005, and an additional $425, which was paid in bi-weekly installments from January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725 relating to synergies achieved in the integration of the business of Stoker, Inc., which was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. Any liability is deemed, at this time, not to be material to the Company’s Condensed Consolidated Financial Statements. No amounts have been accrued related to potential amounts payable to Mr. Brunson associated with the Stoker restructuring bonus or the requirement to repurchase his stock. On January 23, 2006, Mr. Brunson filed a verified complaint against the Company in the Supreme Court of New York, County of Westchester, alleging breach of his employment agreement and related claims arising out of his resignation from employment with the Company. Mr. Brunson claims that he is entitled to $1.5 million in unpaid severance pay and at least $1.2 million in unpaid incentive bonus compensation under his employment agreement. Alternatively, Mr. Brunson seeks payment of the alleged unpaid incentive bonus compensation under differing, but related theories of recovery. Mr. Brunson also seeks payment of his attorneys’ fees. The Company vigorously disputes Mr. Brunson’s allegations and responded to Mr. Brunson’s complaint on March 31, 2006 by filing a motion to dismiss four of seven claims contained in Mr. Brunson’s complaint on the grounds that they were duplicative or otherwise improper. In a decision dated July 6, 2006, the Court granted the Company’s motion and dismissed four of seven claims contained in Mr. Brunson’s complaint. The Company answered Mr. Brunson’s remaining claims on July 27, 2006. Mr. Brunson and the Company are currently engaged in discovery and pursuing private mediation of their dispute.

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

Alvarez & Marsal (“A&M”) is entitled to a fee based on improvement in the Company’s financial performance as measured against the Company’s 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company’s 2005 Business Plan. As of June 30, 2006, no related liability or expense has been recorded relating to financial performance improvements.

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

The table below presents financial information about reported segments for the three months and six months ended June 30, 2006 and 2005, respectively (in thousands):

For the three months ended: June 30, 2006	Smokeless Tobacco	Make Your Own	Premium Manufactured Cigarettes	Other	Eliminations	Total
Net sales	$12,124	$15,713	$(4)	$1,293	$—	$29,126
Operating income	1,327	4,542	(203)	370	—	6,036
Assets	69,900	299,229	3,982	33,237	(155,493)	250,855

June 30, 2005
Net sales	$11,707	$17,398	$151	$1,265	$—	$30,521
Operating income	(640)	3,540	(1,174)	182	—	1,908
Assets	84,407	289,571	2,948	21,723	(162,627)	236,022

For the six months ended: June 30, 2006	Smokeless Tobacco	Make Your Own	Premium Manufactured Cigarettes	Other	Eliminations	Total
Net sales	$23,655	$31,427	$4	$2,464	$—	$57,550
Operating income	3,566	7,633	(452)	462	—	11,209
Assets	69,900	299,229	3,982	33,237	(155,493)	250,855

June 30, 2005
Net sales	$21,543	$33,537	$331	$2,458	$—	$57,869
Operating income	(1,789)	6,718	(2,168)	129	—	2,890
Assets	84,407	289,571	2,948	21,723	(162,627)	236,022

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

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2005

Net Sales. Net sales for the three months ended June 30, 2006 were $29.1 million, a decrease of $1.4 million or 4.6% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $0.4 million or 3.6% from the corresponding period of the prior year. This increase is due principally to an aggregate average price increase of approximately 5.7% instituted during the latter part of the second quarter of 2005 and approximately 7.9% instituted during the second quarter of 2006 partially offset by a decrease in aggregate gross case sales from 92,241 to 90,180, or 2.2%. The average aggregate list price per case was $180.49 and $167.30 as of June 30, 2006 and 2005, respectively.

Net sales of the Company’s MYO segment decreased $1.7 million or 9.7% in comparison to the corresponding period of the prior year. This decrease is due principally to a reduction in aggregate gross case sales from 104,030 to 88,515, or 14.9%, partially offset by an aggregate average price increase of 0.5% instituted during the latter part of the second quarter of 2005 and 0.3% instituted during the second quarter of 2006. The aggregate case volume decreased due to the Company’s decision to withdraw its discount MYO tobaccos from the state of Michigan and greater competitive pricing activity in key MYO opportunity geographies. The average aggregate list price per case was $225.59 and $217.82 as of June 30, 2006 and 2005, respectively.

Gross Profit. Gross profit for the three months ended June 30, 2006 totaled $16.2 million, an increase of $0.8 million or 5.3% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment increased $0.8 million or 15.0% from the corresponding period of the prior year. Gross margin for this segment increased to 51.3% of net sales for the current period from 46.2% in the corresponding period of the prior year due to an increase in case sales of higher margin products.

Gross profit of the MYO segment for the current period increased $0.1 million or 1.4% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 59.1% of net sales for the current period in comparison to 52.6% for the corresponding period of the prior year. This increase in gross margin was due principally to product mix resulting from decreased sales of its lower margin products.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended June 30, 2006 were $10.1 million, a decrease of $3.3 million or 24.7% in comparison to the corresponding period of the prior year. This decrease was primarily due to a $1.2 million net decrease in expenses associated with counterfeiting activity, $1.0 million relating to expenses associated with manufactured premium cigarettes, $0.9 million relating to the reduction in restructuring costs, $0.6 million related to reduced compensation expenses, decreased licensing and fee expenses of $0.4 million, partially offset by an increase in legal/litigation expenses of $0.5 million and increased freight costs of $0.3 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs remained flat for the three months ended June 30, 2006 as compared to the corresponding period of the prior year.

Other Income (Expense). See Note 11 for discussion of reclassification of Other income (expense) as prior periods have been reclassified to Selling, general and administrative expenses.

Income Tax Benefit (Expense). The Company has determined that at June 30, 2006, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”. Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2006, similar to 2005. Tax expense for the three months ended June 30, 2006 was $0.2 million as compared to a benefit of $0.2 for the three months ended June 30, 2005. As of June 30, 2006, a valuation allowance continues to be recorded.

Net Income (Loss). Due to the factors described above, net income for the three months ended June 30, 2006 was $0.3 million compared to a net loss of $3.4 million for the corresponding period of the prior year.

Comparison of Six Months Ended June 30, 2006 and 2005

Net Sales. Net sales for the six months ended June 30, 2006 were $57.6 million, a decrease of $0.3 million or 0.5% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $2.1 million, or 9.8%, from the corresponding period of the prior year. This increase is due principally to an aggregate average price increase of approximately 5.7% instituted during the latter part of the second quarter of 2005 and approximately 7.9% instituted during the second quarter of 2006. Aggregate gross case sales remained basically flat from 176,353 to 176,781, or a 0.2% increase. The average aggregate list price per case $180.49 and $167.30 as of June 30, 2006 and 2005, respectively.

Net sales of the Company’s MYO segment decreased $2.1 million, or 6.3%, in comparison to the corresponding period of the prior year. This decrease is due principally to a reduction in aggregate gross case sales from 211,913 to 186,367, or 12.1%, partially offset by an aggregate average price increase of 0.5% instituted during the latter part of the second quarter of 2005 and 0.3% instituted during the second quarter of 2006. The aggregate case volume decreased due to the Company’s decision to withdraw its discount MYO tobaccos from the state of Michigan, lower Canadian paper shipments and greater competitive pricing activity in key MYO opportunity geographies. The average aggregate list price per case was $225.59 and $217.82 as of June 30, 2006 and 2005, respectively.

Gross Profit. Gross profit for the six months ended June 30, 2006 totaled $31.6 million, an increase of $2.0 million or 6.7% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment increased $2.7 million or 26.7% from the corresponding period of the prior year. Gross margin for this segment increased to 53.2% of net sales for the current period from 46.1% in the corresponding period of the prior year due to product mix resulting from increases in list price coupled with a reduction in manufacturing costs.

Gross profit of the MYO segment for the current period decreased $0.4 million or 2.3% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 56.1% of net sales for the current period in comparison to 53.8% for the corresponding period of the prior year. This increase in gross margin was due principally to product mix resulting from increases in list price coupled with a reduction in manufacturing costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 2006 were $20.1 million, a decrease of $6.3 million or 24.0% in comparison to the corresponding period of the prior year. This decrease was due primarily to $2.0 million net decrease in expenses associated with counterfeiting activity, $2.0 million relating to expenses associated with manufactured premium cigarettes, $1.5 million relating to the reduction in restructuring costs, $0.6 million related to reduced compensation costs, decreased licensing and fee expenses of $0.4 million, partially offset by an increase in legal/litigation expenses of $0.2 million and increased freight costs of $0.2 million.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs increased $0.3 million or 2.6% to $11.2 million for the six months ended June 30, 2006 as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding indebtedness.

Other Income (Expense). See Note 11 for discussion of reclassification of Other income (expense) as prior periods have been reclassified to Selling, general and administrative expenses.

Income Tax Benefit (Expense). The Company has determined that at June 30, 2006, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”. Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2006, similar to 2005. Tax expense for the six months ended June 30, 2006 and June 30, 2005 was $0.4 million and $0.0 million, respectively. As of June 30, 2006, a valuation allowance continues to be recorded.

Net Income (Loss). Due to the factors described above, net loss for the six months ended June 30, 2006 was $0.4 million compared to $8.0 million for the corresponding period of the prior year.

Liquidity and Capital Resources

At June 30, 2006, working capital was $21.0 million compared to $19.5 million at December 31, 2005. This increase was the result of a decrease in accounts payable and accrued expenses of $5.4 million offset by an increase in the revolving credit facility of $4.0 million.

For the six months ended June 30, 2006, net cash used in operating activities was $2.5 million compared with $4.4 million in the corresponding period of the prior year. The change was due primarily to a decrease in net loss partially offset by a reduction in accounts payable.

For the six months ended June 30, 2006, net cash used in investing activities was $0.6 million compared with $1.3 million in the corresponding period of the prior year. The change was due to the reduction in capital expenditures. The Company believes that its capital expenditure requirements for 2006 will be approximately $2.5–3.0 million due to the purchasing of certain manufacturing equipment and the continuing investment in data and related systems.

For the six months ended June 30, 2006, net cash provided by financing activities was $4.0 million compared with $13.7 million in the corresponding period of the prior year. The change was due primarily to borrowings related to the term loan in 2005 partially offset by the increase in borrowings of the revolving credit facilities.

The Company expects to be able to fund its seasonal working capital expenditure requirements in 2006 through its operating cash flows and, if needed, bank borrowings under the Financing Agreement. As of June 30, 2006, the Company had additional availability of $51.0 million under the revolving credit portion of its Financing Agreement.

Contractual Obligations

Certain contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2006, there had been no material changes outside the ordinary course of our business in such contractual obligations from December 31, 2005.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2006, and has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 because of the material weakness in the Company’s internal control over financial reporting discussed below under “Internal Control Over Financial Reporting.”

Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has determined that, as of June 30, 2006, it has a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2004 annual and first quarter 2005 consolidated financial statements. In addition this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

During the fiscal quarter ended September 30, 2005, the Company took remedial steps to eliminate this material weakness, including engaging the services of an independent public accounting firm, other than the Company’s auditors, with appropriate levels of income tax accounting knowledge and expertise to assist in the review of complex tax matters. For the year ended December 31, 2005 and the six months ended June 30, 2006, the Company’s income tax provision and valuation of deferred income tax assets and liabilities was reviewed by the above mentioned firm. As of June 30, 2006, these remediation efforts, and the Company’s evaluation of its internal controls over the valuation of deferred income tax assets, are continuing.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the information contained in Note 12 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.

Item 6. Exhibits

10.1	Letter Agreement, dated April 5, 2006, between the Company and Jack Africk (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.2	Amendment, dated April 11, 2006, to the Employment Agreement, dated as of November 21, 2002, between the Company and James W. Dobbins (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.3	Amendment, dated April 20, 2006, to Amended and Restated Distribution and License Agreements (United States and Canada), between Bolloré S.A. and North Atlantic Operating Company, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.4	Amendment, dated June 26, 2006, but effective as of May 11, 2006, to the Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, the Company, North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2006).

10.5	Amendment, dated July 28, 2006, to the Consulting Agreement, dated as of June 25, 1997, between the Company and Jack Africk (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2006).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH ATLANTIC TRADING COMPANY, INC.

Date: August 14, 2006	/s/ Douglas P. Rosefsky.
Douglas P. Rosefsky
Chief Executive Officer

/s/ Brian C. Harriss
Brian C. Harriss
Chief Financial Officer

EXHIBIT INDEX

No.	Description
10.1	Letter Agreement, dated April 5, 2006, between the Company and Jack Africk (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.2	Amendment, dated April 11, 2006, to the Employment Agreement, dated as of November 21, 2002, between the Company and James W. Dobbins (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.3	Amendment, dated April 20, 2006, to Amended and Restated Distribution and License Agreements (United States and Canada), between Bolloré S.A. and North Atlantic Operating Company, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.4	Amendment, dated June 26, 2006, but effective as of May 11, 2006, to the Amended Letter Agreement, dated April 11, 2005, between Alvarez & Marsal, LLC, the Company, North Atlantic Holding Company, Inc. and their respective subsidiaries (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2006).

10.5	Amendment, dated July 28, 2006, to the Consulting Agreement, dated as of June 25, 1997, between the Company and Jack Africk (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2006).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.