Form 10-Q
period 2006-09-30
NORTH ATLANTIC TRADING CO INC
filed 2006-11-13
CIK 1042787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

(Address of Principal Executive Offices)(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10 shares of common stock, $.01 par value, as of November 10, 2006.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands except per share data)

(unaudited)

	September 30, 2006	December 31, 2005
Current assets:
Cash	$2,299	$524
Accounts receivable, net of allowances of $341 and $459, respectively	5,567	6,718
Inventories	31,710	30,572
Other current assets	4,262	5,166

Total current assets	43,838	42,980

Property, plant and equipment, net	14,273	14,382

Deferred financing costs, net	8,138	9,353

Goodwill	128,697	128,697

Other intangible assets, net	9,521	9,852

Investment in Senior Discount Notes	34,624	12,984

Other assets	20,014	19,062

Total assets	$259,105	$237,310

Current liabilities:
Accounts payable	$2,190	$6,272
Accrued expenses	8,133	7,130
Accrued interest expense	1,542	6,167
Deferred income taxes	3,667	3,928
Revolving credit facility	8,500	—

Total current liabilities	24,032	23,497

Notes payable and long-term debt	230,000	230,000
Deferred income taxes	6,970	6,106
Postretirement benefits	7,345	6,762
Pension benefits and other long-term liabilities	2,784	3,166

Total liabilities	271,131	269,531

Stockholder’s Equity:
Common stock, voting, $.01 par value; authorized shares, 750, 000; issued and outstanding shares, 10	—	—
Common stock, non-voting, $.01 par value; authorized shares, 750, 000; issued and outstanding shares, 0	—	—
Additional paid-in capital	64,095	64,095
Advance to parent	(2,010)	(2,016)
Loans to stockholders for stock purchase	(97)	(99)
Accumulated other comprehensive income (loss)	20,591	(1,535)
Accumulated deficit	(94,605)	(92,666)

Total stockholders’ equity (deficit)	(12,026)	(32,221)

Total liabilities and stockholders’ deficit	$259,105	$237,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands except per share amounts)

(unaudited)

	Three months Ended September 30, 2006	Three months Ended September 30, 2005
Net sales	$29,779	$28,847

Cost of sales	12,784	14,204

Gross profit	16,995	14,643

Selling, general and administrative expenses	12,472	10,268
Amortization expense	112	108

Operating income (loss)	4,411	4,267

Interest expense and financing costs, net	5,669	5,439

Income (loss) before income tax expense (benefit)	(1,258)	(1,172)

Income tax expense (benefit)	289	572

Net income (loss)	$(1,547)	$(1,744)

Basic and Diluted earnings per common share:
Net income (loss)	$(154,700.00)	$(174,400.00)

Weighted average common shares outstanding:
Basic	10	10
Diluted	10	10

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands except per share amounts)

(unaudited)

	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005
Net sales	$87,329	$86,716

Cost of sales	38,757	42,466

Gross profit	48,572	44,250

Selling, general and administrative expenses	32,621	36,764
Amortization expense	331	328

Operating income (loss)	15,620	7,158

Interest expense and financing costs, net	16,868	16,350

Income (loss) before income tax expense (benefit)	(1,248)	(9,192)

Income tax expense (benefit)	691	575

Net income (loss)	$(1,939)	$(9,767)

Basic and Diluted earnings per common share:
Net income (loss)	$(193,900.00)	$(976,700.00)

Weighted average common shares outstanding:
Basic	10	10
Diluted	10	10

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$(1,939)	$(9,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of equipment	—	600
Depreciation expense	1,379	655
Amortization expense	331	331
Amortization of deferred financing costs	1,198	1,514
Deferred income taxes	603	204
Stock compensation expense	51	90
Changes in operating assets and liabilities:
Accounts receivable, net	1,151	408
Inventories	(652)	4,459
Other current assets	904	1,820
Other assets	(952)	(2,485)
Accounts payable	(4,082)	(1,752)
Accrued expenses and other	(3,622)	(2,539)
Accrued pension liabilities	(382)	(720)
Accrued postretirement liabilities	583	410

Net cash provided by (used in) operating activities	(5,429)	(6,772)

Cash flows from investing activities:
Capital expenditures	(1,270)	(4,674)

Net cash provided by (used in) investing activities	(1,270)	(4,674)

Cash flows from financing activities:
Proceeds from term loan	—	30,000
Proceeds (payments) from (to) revolving credit facility, net	8,500	(14,500)
Payment of financing costs	—	(1,808)
Other	(26)	(11)

Net cash provided by (used in) financing activities	8,474	13,681

Net increase (decrease) in cash	1,775	2,235

Cash, beginning of period	524	2,346

Cash, end of period	$2,299	$4,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

		Three months Ended September 30, 2006	Three months Ended September 30, 2005
Net income (loss)		$(1,547)	$(1,744)

Other comprehensive income, net of tax benefit:
Unrealized gains on derivative financial instruments:
Unrealized gains (losses) arising during period; ($13) for 2005	$(236)
Plus: adjustment for losses included in net income	63	(173)	(13)

Unrealized gains on available for sale securities - Senior Discount Notes		7,574	—

Comprehensive income (loss)		$5,854	$(1,757)

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

		Nine months Ended September 30, 2006	Nine months Ended September 30, 2005
Net income (loss)		$(1,939)	$(9,767)

Other comprehensive income, net of tax benefit:
Unrealized gains on derivative financial instruments:
Unrealized gains (losses) arising during period; ($13) for 2005	$281
Plus: adjustment for losses included in net income	205	486	(13)

Unrealized gains on available for sale securities - Senior Discount Notes		21,640	—

Comprehensive income (loss)		$20,187	$(9,780)

The accompanying notes are an integral part of the condensed consolidated financial statements.

North Atlantic Trading Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except where designated and per share data)

(unaudited)

1. Organization

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in North Atlantic Trading Company, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, accordingly, do not include all the disclosures normally required by generally accepted accounting principles. The unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reported interim periods have been recorded and were of a normal and recurring nature, with the exception of the agreement in principle for a settlement between the Company and Mr. Brunson as discussed in Note 11. The December 31, 2005 balance sheet data was derived from the Company’s Annual Report on Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

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

Shipping Costs: The Company records shipping costs incurred as a component of selling, general and administrative expenses. Shipping costs incurred were $1.1 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively; and $3.5 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Financial Instruments: The Company enters into foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates on inventory purchase commitments. The Company accounts for its forward contracts under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” Under the Company’s policy, it may hedge up to eighty percent of its anticipated purchases of inventory under the Bolloré, S.A. master contract, denominated in Euros, over a forward period not to exceed twelve months. The Company may also, from time to time, hedge up to ninety percent of its non-inventory purchases in the denominated invoice currency. Forward contracts that qualify as hedges are adjusted to their fair value through other comprehensive income as determined by market prices on the measurement date. As of September 30, 2006, the adjustment to record the increase in fair value relating to the forward contracts amounted to approximately $281 and is recorded as an asset and other comprehensive income. Gains and losses on these contracts are transferred from other comprehensive income into net income as the related inventories are received. Changes in fair value of any contracts that do not qualify for hedge accounting or are not designated as hedges are recognized in income currently.

Master Settlement Agreement Escrow Account: Pursuant to the Master Settlement Agreement (the “MSA”) entered into in November 1998 by most states (represented by their attorneys general acting through the National Association of Attorneys General) and subsequent states’ statutes, a “cigarette manufacturer” (which is defined to include a manufacturer of make-your-own cigarette tobacco) has the option of either becoming a signatory to the MSA or opening, funding, and maintaining an escrow account to have funds available for certain potential tobacco-related liabilities, with sub-accounts on behalf of each settling state. The Company has chosen to open and fund an escrow account as its method of compliance. It is the Company’s policy to record amounts on deposit in the escrow account for prior years, as well as cash-on-hand to fund its projected deposit based on its monthly sales for the current year, as an Other non-current asset. Each year’s obligation is required to be deposited in the escrow account by April 15 of the following year. During April 2006, approximately $3.3 million relating to 2005 sales was deposited. As of September 30, 2006 and December 31, 2005, the Company has recorded approximately $19.9 million and $17.6 million, respectively, in Other assets.

Revision: During 2006, the Company revised the 2005 cash flow statement for the classification of stock compensation expense from financing activities to operating activities. This revision did not have a material effect on the statement.

Reclassification: The Company has changed the criteria for items to be included in Selling, general and administrative expenses to conform to prevailing industry practices. The Company has restated its prior period Statement of Operations to reflect the new classification criteria. This resulted in the reclassification of $1.0 million and $2.8 million of expenses from Other income/(expense) which includes, but is not limited to, litigation expenses, reversals and recoveries, to Selling, general and administrative expenses for the three months and nine months ended September 30, 2005, respectively.

3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (“LIFO”) method for approximately 83% of the inventories. Leaf tobacco is presented in current assets in accordance with standard industry practice, notwithstanding the fact that such tobaccos are carried longer than one year for the purpose of curing.

The components of inventories are as follows (in thousands):

	9/30/06	12/31/05
Raw materials and work in process	$2,933	$3,242
Leaf tobacco	4,321	5,948
Finished goods - loose leaf tobacco	3,480	2,275
Finished goods - MYO products	9,291	6,522
Other	1,368	1,594

	21,393	19,581
LIFO reserve	10,317	10,991

	$31,710	$30,572

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

The New Senior Notes amounted to $200.0 million as of September 30, 2006 and December 31, 2005.

During the fourth quarter of 2005, the Company purchased Senior Discount Notes with an accreted book value of approximately $41.0 million (face value at maturity of approximately $54.1 million) for approximately $12.7 million in cash. The Senior Discount Notes are being held as an available for sale investment accounted for under Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investment in Debt and Equity Securities” (“SFAS No. 115”). The Senior Discount Notes are marked to market and the unrealized gains or losses are accumulated in Other comprehensive income. As of September 30, 2006, the Company had recorded $21,935 in accumulated other comprehensive income. The Company or Parent may, from time to time, continue to acquire and/or retire all or a portion of the Senior Discount Notes and/or New Senior Notes through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise.

Parent is dependent on the Company’s cash flows to service its debt. The terms of the Company’s Financing Agreement (see Note 5) and the indenture governing the New Senior Notes significantly restrict the Company from paying dividends and otherwise transferring assets to Parent. There can be no assurance that the agreements governing the current and future indebtedness of Parent’s subsidiaries will permit its subsidiaries to provide Parent with sufficient dividends, distributions or loans to fund cash interest payments on the Senior Discount Notes when scheduled to begin on September 1, 2008. The amount of cash interest to be paid by the Parent during the next five years is as follows: $0 in each of 2006, 2007 and March 1, 2008; approximately $2,628 payable on September 1, 2008 and approximately $2,628 payable on each of March 1 and September 1 thereafter until maturity.

The advance to Parent of approximately $2.1 million at September 30, 2006, relates principally to the assumption of certain obligations, including warrants and stock options referred to above, net of deferred financing costs transferred to Parent.

5. Financing Agreement

On June 16, 2005, the Company refinanced the 2004 Credit Agreement by entering into a Financing Agreement (the “Financing Agreement”) with various financial institutions (“Lenders”) and Fortress Credit Corp., as agent for the Lenders (“Agent’). The Financing Agreement consists of a $30.0 million term loan facility and a $55.0 million revolving credit facility, and includes a letter of credit sublimit of $10.0 million (collectively, the “Credit Facility”). As of September 30, 2006, the Company had an outstanding balance on the revolving credit facility of $8.5 million and $30.0 million on the term loan facility. The Credit Facility, including the term loan, will mature on June 30, 2010, and does not provide for any amortization of the term loan prior to maturity. The Company will use the revolving credit facility for working capital requirements and other general corporate purposes. Indebtedness under the Financing Agreement is guaranteed by the Parent and each of the Company’s current and future subsidiaries, and is secured by a first perfected lien on substantially all of the Parent’s and its direct and indirect subsidiaries’ current and future assets and property. The collateral includes a pledge by the Parent of its equity interest in the Company and a first priority lien on all equity interests and intercompany notes held by the Company and its direct and indirect subsidiaries.

Loans and advances under the Financing Agreement bear interest at a variable rate based on either the prime rate or LIBOR, at the Company’s option, plus a specified margin ranging from 1.00% to 3.75% in case of prime rate indebtedness, and from 3.50% to 6.25% in the case of LIBOR indebtedness, based on the sum of the Company’s secured indebtedness in relation to its EBITDAR, as defined in the Financing Agreement. As of September 30, 2006, the interest rate on the Company’s term loan was 8.875% and 9.250% on the revolving credit facility.

The Company paid the Lenders a closing fee of $1.275 million and is required to pay the Agent a quarterly servicing fee in the amount of $25. Under the revolving credit facility, the Company is required to pay the Lenders an annual commitment fee in an amount equal to 0.50% of the difference between $40.0 million and the average usage of the revolving credit facility, payable on a monthly basis. The Company is also required to pay the Lenders letter of credit fees equal to 4.00% per annum multiplied by the face amount of the letters of credit issued under the Financing Agreement, payable on the date any such letter of credit is issued. As of September 30, 2006, the Company had not drawn any letters of credit under the Financing Agreement. In addition, the Company is required to pay the Agent the standard charges customarily charged by the institution issuing letters of credit under the Financing Agreement in connection with the issuance, administration, amendment, payment or cancellation of any such letters of credit.

The Financing Agreement requires the Company to meet a maximum leverage ratio and a test of minimum earnings before interest, taxes, depreciation, amortization, certain cash and non-cash charges, other income and expenses and restructuring charges (“EBITDAR”). The Financing Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, distribution of dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, and other matters customarily restricted in such agreements. In addition, the Financing Agreement requires that the Chief Executive Officer of the Company be reasonably acceptable to the Agent and the Lenders during the term of the Credit Facility. At September 30, 2006, the Company was in compliance with all provisions of the Financing Agreement.

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

6. Income Taxes

The Company has determined that at September 30, 2006, its ability to realize future benefits of certain net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”; therefore, a valuation allowance continues to be recorded. Deferred income tax liabilities are provided relating to inventories and tax-deductible goodwill that is not amortized for financial reporting.

7. Pension and Postretirement Benefit Plans

The components of Net Periodic Benefit Cost for the three and nine months ended September 30 are as follows (in thousands):

	Pension Benefits		Postretirement Benefits
For the three months ended: September 30	2006	2005	2006	2005
Service cost	$11	$12	$110	$247
Interest cost	198	200	110	282
Expected return of plan assets	(234)	(239)	—	—
Amortization of net (gain) loss	33	35	35	74

Net periodic pension cost	$8	$8	$255	$603

	Pension Benefits		Postretirement Benefits
For the nine months ended: September 30	2006	2005	2006	2005
Service cost	$33	$34	$288	$327
Interest cost	593	589	369	356
Expected return of plan assets	(702)	(552)	—	—
Amortization of net (gain) loss	99	85	105	101

Net periodic pension cost	$23	$156	$762	$784

The Company has a defined benefit pension plan covering substantially all of its hourly employees. Benefits for the hourly employees’ plan are based on a stated benefit per year of service, reduced by amounts earned in a previous plan.

The Company froze the defined benefit retirement plan for the respective hourly employees of its three collective bargaining units and terminated its postretirement benefit plan for its salaried employees in 2004. The Company expects to contribute approximately $240 to its postretirement plan in 2006 for the payment of benefits. Plan contributions and benefits have amounted to $179 for the nine months ended September 30, 2006. Based upon the above decision, management believes that any future contributions will not be material.

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

On February 8, 2006, the Board of Directors of Parent adopted the North Atlantic Holding Company, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and approved a form of Restricted Stock Award Agreement (the “Form Award Agreement”) pursuant to which awards under the 2006 Plan may be granted to employees. The Form Award Agreement requires, as a condition of the award, that any and all stock options (vested or otherwise) previously granted to these individuals will be immediately cancelled as of the date of the award. On March 15, 2006, the Board of Directors of Parent approved a form of Restricted Stock Award Agreement pursuant to which awards under the 2006 Plan may be granted to non-employee directors (the “Director Form Award Agreement”). The 2006 Plan provides for the granting of nonqualified stock options and restricted stock awards. Pursuant to the 2006 Plan, 175,503 shares of common stock of Parent are reserved for issuance as awards to employees, consultants and directors as compensation for past or future services or the attainment of certain performance goals. The Board of Directors of Parent may provide that awards under the 2006 Plan shall become vested in installments over a period of time or may specify that the attainment of certain performance measures will determine the degree of vesting, or a combination of both, as set forth in the applicable award agreements. Upon the occurrence of a change in control, the grantee shall be entitled to such consideration in respect of the outstanding shares subject to the 2006 Plan on the same terms and conditions as that provided to all other stockholders of Parent. The 2006 Plan is scheduled to terminate on February 17, 2016, the day before the tenth anniversary of its adoption by the Board. As of September 30, 2006, 88,650 shares of restricted stock have been granted to employees of the Company and 5,000 shares of restricted stock have been granted to directors of the Company under the 2006 Plan.

The total number of shares available for grant under the 1997 Plan, 2002 Plan and 2006 Plan is 0, 0 and 81,853, respectively. Stock option activity is summarized below:

	Incentive Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	106,356	$32.33	$32.75
Granted	—	—	—
Exercised	—	—	—
Forfeited	(8,741)	(62.00)	(20.25)

Outstanding, December 31, 2005	97,615	29.67	33.87

Granted	—	—	—
Exercised	—	—	—
Forfeited	(15,822)	(62.00)	(22.75)

Outstanding, September 30, 2006	81,793	$21.40	$36.02

The total intrinsic value of options exercised and vested during the nine months ended September 30, 2006 and September 30, 2005 was $0 and $0, respectively.

At September 30, 2006, under the 1997 and 2002 plans, the outstanding stock options’ exercise price for 61,856 options is $9.99 per share, all of which are exercisable. The outstanding stock options’ exercise price for 19,937 options is $62.00, 15,870 of which are exercisable with the remaining 4,067 becoming vested from 2006 through 2008. The weighted average of the remaining lives of the outstanding stock options is approximately 5.8 years for the options with the $9.99 exercise price and 5.5 years for the options with the $62.00 exercise price. The Company estimates that the expected life of all stock options is five years from the date of grant. The weighted average fair value of the options was determined as the difference between the fair value of the common stock on the grant date and the present value of the exercise price over the expected life of five years at a risk free interest rate of 6%, with no assumed dividend yield.

Of the stock options described above, 81,793 include a provision under which Parent will reimburse the employee for the difference between his or her ordinary income tax liability and the liability computed using the capital gains rate in effect upon exercise of the options. The effect of this provision is accounted for as a variable portion of the option plan.

The Company has recorded compensation expense related to the options based on the provisions of SFAS No. 123R under which the fixed portion of such expense is determined as the fair value of the options on the date of grant and amortized over the vesting period. The variable portion of the compensation expense is measured on each reporting date with the expense amount adjusted for changes in the fair value of Parent’s stock on that date. The Company recorded compensation expense of approximately $10 and $30 in the Statements of Operations for the three months ended September 30, 2006 and 2005, respectively. The Company recorded compensation expense of approximately $6 and $90 in the Statements of Operations for the nine months ended September 30, 2006 and 2005, respectively. Included within the 2006 compensation expense is $45 relating to forfeitures. The total compensation expense related to non-vested awards is expected to be approximately $68 which will be recognized over the next two years.

9. Reconciliation of Income (Loss) per Common Share

    (dollars and shares in thousands, except per share amounts)

Three Months Ended September 30, 2006	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$(1,547)

Net income (loss)	$(1,547)	10	$(154,700.00)

Three Months Ended September 30, 2005	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$(1,744)

Net income (loss)	$(1,744)	10	$(174,400.00)

Nine Months Ended September 30, 2006	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$(1,939)

Net income (loss)	$(1,939)	10	$(193,900.00)

Nine Months Ended September 30, 2005	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted:
Net income (loss)	$(9,767)

Net income (loss)	$(9,767)	10	$(976,700.00)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, No. 88, No. 106, and No. 132(R).” SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 25, 2007. The Company will comply with the provisions of this statement during its fiscal year 2007.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its fiscal year 2007 financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No, 157 simplifies and codifies previously issued guidance within GAAP related to fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS No. 157 to determine its impact on its financial statements upon adoption.

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

On August 3, 2005, the District Court issued its ruling and awarded the Company approximately $1.1 million. This amount is not included in the condensed consolidated financial statements. On August 11, 2005, Republic Tobacco filed a notice of appeal. Briefing has been completed on the appeal. Oral argument is scheduled for November 28, 2006.

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

On May 16, 2006, Republic Tobacco L.P. (“Republic”) filed a complaint against North Atlantic Trading Company, Inc., North Atlantic Operating Company, Inc., and National Tobacco Company, L.P., in Federal District Court for the Northern District of Illinois, alleging that the defendants made oral and written presentations to Republic’s customers that defamed Republic’s president by implying he was not truthful in prior court testimony and wrongfully disparaged Republic’s “JOB” cigarette paper products. Republic alleges the defendants’ conduct constituted false advertising in violation of the Lanham Act (Count I), represented a deceptive trade practice in violation of the Illinois Uniform Deceptive Trade Practices Act (Count II), violated the Illinois Consumer Fraud Act (Count III), constituted common law defamation, trade libel and commercial disparagement (Count IV), and, finally constituted unfair competition under common law (Count V).

On June 30, 2006, the defendants answered the complaint, denying all of the alleged violations and asserting several affirmative defenses. The defendants also counterclaimed against Republic for false advertising in the marketing of cigarette paper products in violation of the Lanham Act (Counterclaim Count I), for tortious interference with the defendants’ customers (Counterclaim Count II) and for deceptive trade practices in Republic’s marketing of cigarette paper products, in violation of Illinois law (Counterclaim Count III). Currently pending is a fully-briefed motion by the defendants to add certain parties related to Republic. The Court has ordered that fact and expert discovery in the case shall be completed by December 15, 2006, and any motions for summary judgment are to be filed by January 26, 2007, with briefing on such motions completed in February 2007. The Company intends to vigorously defend these claims and believes that it has strong defenses to the claims. The Company also intends to vigorously prosecute its counterclaims. However, no assurances can be given that the Company will prevail, and if the Company were to lose, there could be a material adverse effect.

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

On July 1, 2004, the Court issued an Order awarding approximately $2.5 million in damages to the Company for the damages incurred by the Company as a result of the Import Warehouse Defendants’ civil contempt. On July 15, 2004, the Court entered a Final Judgment in that amount for which defendants Import Warehouse, Inc. and Ravi Bhatia are jointly and severally liable. After the Company and Bolloré commenced collection proceedings, Import Warehouse paid the Company and Bolloré an amount equal to the entire judgment plus the expenses incurred in collection. Accordingly, approximately $1.2 million has been recorded in Other income during the third quarter of 2004. The Import Warehouse Defendants filed a notice of appeal on July 24, 2004. The appeal is currently proceeding in the United States Court of Appeals, Fifth Circuit. Import Warehouse filed their appeal brief on September 25, 2006, and the Company filed Appellees’ brief on October 25, 2006. Import Warehouse’s reply brief was filed on November 8, 2006 and an oral argument date will be set by the Court.

On September 23, 2005, in Bolloré S.A. v. Beydoun, CV05-1679 S, the Company and Bolloré filed a complaint in the United States District Court for the Western District of Louisiana against certain individuals and companies alleging that they had engaged in a conspiracy to manufacture and distribute counterfeit Zig-Zag cigarette papers in the United States. The complaint sought, among other things, an injunction and damages. The civil case follows the conviction on federal criminal counterfeiting charges of one of the alleged participants in the conspiracy. Discovery has commenced and is ongoing. The case is set for trial in Louisiana on April 10, 2007.

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

David I. Brunson, the former President, Chief Financial Officer and Treasurer of the Company, resigned from the Company effective January 19, 2005, at which time his employment agreement with the Company (the “Brunson Employment Agreement”) was effectively terminated. Pursuant to the Brunson Employment Agreement, the Company is required to make certain severance payments to Mr. Brunson, including $425, which was paid within ten business days after January 19, 2005, and an additional $425, which was paid in bi-weekly installments from January 20, 2005 through January 19, 2006. In addition, Mr. Brunson may become entitled to a bonus payment of up to $725 relating to synergies achieved in the integration of the business of Stoker, Inc., which was acquired by the Company in 2003. Pursuant to the Brunson Employment Agreement, after the last severance payment is made, Mr. Brunson will have an option to require the Company to repurchase all or a portion of his shares of Parent at their fair market value. The Company will not be obligated to repurchase these shares if, upon or after the payment, it would be in default under any instrument, agreement or law by which it is bound; in this case, the repurchase may be deferred until it can be completed without such default. Similarly, the Company has an option to repurchase Mr. Brunson’s shares at their fair market value. In the event the Company and Mr. Brunson are unable to agree upon the fair market value of these shares, an independent investment banking firm will be selected to determine such fair market value, in accordance with the procedure provided for by the Brunson Employment Agreement. If neither Mr. Brunson nor the Company exercise their respective options by the earliest of the fifth anniversary of the termination of Mr. Brunson’s employment or the date on which the Company refinances, or uses proceeds derived from refinancing, certain of its obligations, the Company will be required to repurchase Mr. Brunson’s shares on such date unless Mr. Brunson waives his right to require the Company to purchase his shares. On January 23, 2006, Mr. Brunson filed a verified complaint against the Company in the Supreme Court of New York, County of Westchester, alleging breach of his employment agreement and related claims arising out of his resignation from employment with the Company. Mr. Brunson claims that he is entitled to $1.5 million in unpaid severance pay and at least $1.2 million in unpaid incentive bonus compensation under his employment agreement. Alternatively, Mr. Brunson seeks payment of the alleged unpaid incentive bonus compensation under differing, but related theories of recovery. Mr. Brunson also seeks payment of his attorneys’ fees. The Company vigorously disputes Mr. Brunson’s allegations and responded to Mr. Brunson’s complaint on March 31, 2006 by filing a motion to dismiss four of seven claims contained in Mr. Brunson’s complaint on the grounds that they were duplicative or otherwise improper. In a decision dated July 6, 2006, the Court granted the Company’s motion and dismissed four of seven claims contained in Mr. Brunson’s complaint. The Company answered Mr. Brunson’s remaining claims on July 27, 2006. Mr. Brunson and the Company reached an agreement in principle for a settlement, subject to final documentation and agreement, of any and all asserted or potential claims against the Company, pursuant to which the Company would pay Mr. Brunson $1.5 million and forgive his outstanding promissory note of $60 plus accrued interest. These amounts were recorded as an expense during the three months ended September 30, 2006.

During the first quarter of 2005 and twelve months ended December 31, 2005, the Company recorded approximately $1.1 million relating to the resignation of Mr. Brunson. Any options or shares of restricted stock granted to Mr. Brunson vested in full as of the date of such resignation.

On November 27, 2005, in Owens v. National Tobacco Company (Cal Super. Ct. Case No. BC343611), two former employees filed claims alleging racial and gender discrimination against the Company following the Company’s dismissal of those employees for poor performance. In November 2006, the Company resolved the cases for an immaterial amount.

Alvarez & Marsal (“A&M”) is entitled to a fee based on improvement in the Company’s financial performance as measured against the Company’s 2005 Business Plan, to be paid upon the termination of the engagement. One portion of the fee will be a specified percentage of the sustainable annualized EBITDAR improvement, as defined, and the other portion of the fee will be an amount to be determined by the Board of Directors of the Company in their reasonable judgment for significant and sustainable improvement in working capital investment and management, in each case as measured against the Company’s 2005 Business Plan. As of September 30, 2006, no related liability or expense has been recorded relating to financial performance improvements.

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

The accounting policies of these segments are the same as those of the Company. Segment data includes a charge allocating corporate costs to the Smokeless Tobacco and Make-Your-Own segments based on their respective Net sales. Prior year amounts have been reclassified to conform to the current year presentation. Other includes the assets of the Company not assigned or assignable to a specific segment and Elimination includes the elimination of intercompany accounts between segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

The table below presents financial information about reported segments for the three months and nine months ended September 30, 2006 and 2005, respectively (in thousands):

For the three months ended: September 30, 2006	Smokeless Tobacco	Make Your Own	Premium Manufactured Cigarettes	Other	Eliminations	Total
Net sales	$12,596	$15,882	$101	$1,200	$—	$29,779
Operating income	1,037	3,342	(206)	238	—	4,411
Assets	68,996	302,695	3,999	33,313	(149,898)	259,105

September 30, 2005
Net sales	$11,364	$16,233	$54	$1,196	$—	$28,847
Operating income	1,518	3,733	(1,184)	200	—	4,267
Assets	76,705	286,428	4,482	22,076	(159,577)	230,114

For the nine months ended: September 30, 2006	Smokeless Tobacco	Make Your Own	Premium Manufactured Cigarettes	Other	Eliminations	Total
Net sales	$36,251	$47,309	$105	$3,664	$—	$87,329
Operating income	4,603	10,975	(658)	700	—	15,620
Assets	68,996	302,695	3,999	33,313	(149,898)	259,105

September 30, 2005
Net sales	$32,907	$49,770	$385	$3,654	$—	$86,716
Operating income	109	10,072	(3,352)	329	—	7,158
Assets	76,705	286,428	4,482	22,076	(159,577)	230,114

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

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Net Sales. Net sales for the three months ended September 30, 2006 were $29.8 million, an increase of $0.9 million or 3.2% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $1.2 million or 10.8% from the corresponding period of the prior year. This increase is due principally to an aggregate average price increase of approximately 7.9% instituted during the second quarter of 2006 coupled with trade allowance reductions partially offset by a decrease in aggregate gross case sales from 90,491 to 86,382, or 4.5%. The average aggregate list price per case was $180.49 and $167.30 as of September 30, 2006 and 2005, respectively.

Net sales of the Company’s MYO segment decreased $0.4 million or 2.2% in comparison to the corresponding period of the prior year. This decrease is due principally to a reduction in aggregate gross case sales from 108,200 to 85,540, or 20.9%, partially offset by an aggregate average price increase of 0.3% instituted during the second quarter of 2006 coupled with trade allowance reductions. The aggregate case volume decreased due to the Company’s decision to withdraw its discount MYO tobaccos from the state of Michigan and greater competitive pricing activity in key MYO opportunity geographies. The average aggregate list price per case was $225.59 and $217.82 as of September 30, 2006 and 2005, respectively.

Gross Profit. Gross profit for the three months ended September 30, 2006 totaled $17.0 million, an increase of $2.4 million or 16.1% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment increased $1.2 million or 19.3% from the corresponding period of the prior year. Gross margin for this segment increased to 56.8% of net sales for the current period from 52.8% in the corresponding period of the prior year due primarily to product mix resulting from an increase in case sales of higher margin products and a reduction in manufacturing costs coupled with a decrease in case sales of lower margin products.

Gross profit of the MYO segment for the current period increased $1.0 million or 12.8% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 57.9% of net sales for the current period in comparison to 50.2% for the corresponding period of the prior year. This increase in gross margin was due principally to product mix resulting from decreased sales of its lower margin products.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the three months ended September 30, 2006 were $12.5 million, an increase of $2.2 million or 21.5% in comparison to the corresponding period of the prior year. This increase was primarily due to a $1.9 million increase relating to restructuring costs, due primarily to the settlement agreement in principle between the Company and Mr. Brunson, as described in Note 11, $1.4 million increase in legal/litigation expenses, increased shipping costs of $0.4 million, partially offset by a decrease in compensation expenses of $1.2 million and a net decrease in other expenses of $0.6 million primarily associated with counterfeiting activity.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs increased $0.2 million or 4.2% to $5.7 million for the three months ended September 30, 2006 as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding indebtedness.

Other Income (Expense). See Note 2 for discussion of reclassification of Other income (expense) as prior periods have been reclassified to Selling, general and administrative expenses.

Income Tax Benefit (Expense). The Company has determined that at September 30, 2006, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”. Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in 2006, similar to 2005. Tax expense for the three months ended September 30, 2006 was $0.3 million as compared to $0.6 for the three months ended September 30, 2005. As of September 30, 2006, a valuation allowance continues to be recorded.

Net Income (Loss). Due to the factors described above, net loss for the three months ended September 30, 2006 was $1.5 million compared to $1.7 million for the corresponding period of the prior year.

Comparison of Nine Months Ended September 30, 2006 and 2005

Net Sales. Net sales for the nine months ended September 30, 2006 were $87.3 million, an increase of $0.6 million or 0.7% from the corresponding period of the prior year.

Net sales of the smokeless tobacco segment for the current period increased $3.3 million, or 10.2%, from the corresponding period of the prior year. This increase is due principally to an aggregate average price increase of approximately 7.9% instituted during the second quarter of 2006 coupled with trade allowance reductions. Aggregate gross case sales decreased from 266,844 to 263,163, or a 1.4%. The average aggregate list price per case was $180.49 and $167.30 as of September 30, 2006 and 2005, respectively.

Net sales of the Company’s MYO segment decreased $2.5 million, or 4.9%, in comparison to the corresponding period of the prior year. This decrease is due principally to a reduction in aggregate gross case sales from 320,113 to 271,907, or 15.1%, partially offset by an aggregate average price increase of 0.3% instituted during the second quarter of 2006 coupled with trade allowance reductions. The aggregate case volume decreased due to the Company’s decision to withdraw its discount MYO tobaccos from the state of Michigan, lower Canadian paper shipments and greater competitive pricing activity in key MYO opportunity geographies. The average aggregate list price per case was $225.59 and $217.82 as of September 30, 2006 and 2005, respectively.

Gross Profit. Gross profit for the nine months ended September 30, 2006 totaled $48.6 million, an increase of $4.3 million or 9.8% from the corresponding period of the prior year.

Gross profit of the smokeless tobacco segment increased $3.8 million or 23.9% from the corresponding period of the prior year. Gross margin for this segment increased to 54.5% of net sales for the current period from 48.4% in the corresponding period of the prior year due to product mix resulting from increases in list price coupled with a reduction in manufacturing costs.

Gross profit of the MYO segment for the current period increased $0.6 million or 2.4% in comparison to the corresponding period of the prior year. The gross margin of the MYO segment increased to 56.7% of net sales for the current period in comparison to 52.6% for the corresponding period of the prior year. This increase in gross margin was due principally to product mix resulting from increases in list price coupled with a reduction in manufacturing costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2006 were $32.6 million, a decrease of $4.1 million or 11.3% in comparison to the corresponding period of the prior year. This decrease was due primarily to $2.2 million net decrease in other expenses primarily associated with counterfeiting activity, $2.9 million related to reduced total compensation costs, decreased promotional materials expenses of $0.6 million, decreased professional and consulting fees of $0.2 million, partially offset by an increase in legal/litigation expenses of $1.7 million, increased shipping costs of $0.5 million and $0.4 million relating to increased restructuring costs, due to the settlement agreement in principle between the Company and Mr. Brunson, as described in Note 11, partially offset by a decrease in all other restructuring costs.

Interest Expense and Amortization of Financing Costs. Interest expense and amortization of financing costs increased $0.5 million or 3.2% to $16.9 million for the nine months ended September 30, 2006 as compared to the corresponding period of the prior year. This increase was due principally to higher average outstanding indebtedness.

Other Income (Expense). See Note 2 for discussion of reclassification of Other income (expense) as prior periods have been reclassified to Selling, general and administrative expenses.

Income Tax Benefit (Expense). The Company has determined that at September 30, 2006, its ability to realize future benefits of net deferred tax assets does not meet the “more likely than not” criteria in SFAS No. 109, “Accounting for Income Taxes”. Therefore, only deferred tax expense related to inventories and tax-deductible goodwill is being recorded in

2006, similar to 2005. Tax expense for the nine months ended September 30, 2006 and September 30, 2005 was $0.7 million and $0.6 million, respectively. As of September 30, 2006, a valuation allowance continues to be recorded.

Net Income (Loss). Due to the factors described above, net loss for the nine months ended September 30, 2006 was $1.9 million compared to $9.8 million for the corresponding period of the prior year.

Liquidity and Capital Resources

At September 30, 2006, working capital was $19.8 million compared to $19.5 million at December 31, 2005. This increase was the result of a decrease in accounts payable and accrued expenses of $7.8 million offset by an increase in the revolving credit facility of $8.5 million and a higher cash balance of $1.8 million.

For the nine months ended September 30, 2006, net cash used in operating activities was $5.3 million compared with $6.8 million in the corresponding period of the prior year. The change was due primarily to a decrease in net loss partially offset by a reduction in accounts payable.

For the nine months ended September 30, 2006, net cash used in investing activities was $1.3 million compared with $4.7 million in the corresponding period of the prior year. The change was due to the reduction in capital expenditures. The Company believes that its capital expenditure requirements for 2006 will be approximately $2.0–2.5 million due to the purchasing of certain manufacturing equipment and the continuing investment in data and related systems.

For the nine months ended September 30, 2006, net cash provided by financing activities was $8.4 million compared with $13.7 million in the corresponding period of the prior year. The change was due primarily to borrowings related to the term loan in 2005 partially offset by the increase in borrowings of the revolving credit facilities.

The Company expects to be able to fund its seasonal working capital expenditure requirements in 2006 through its operating cash flows and, if needed, bank borrowings under the Financing Agreement. As of September 30, 2006, the Company had additional availability of $46.5 million under the revolving credit portion of its Financing Agreement.

Contractual Obligations

Certain contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2006, there had been no material changes outside the ordinary course of our business in such contractual obligations from December 31, 2005.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2006, and has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 because of the material weakness in the Company’s internal control over financial reporting discussed below under “Internal Control Over Financial Reporting.”

Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has determined that, as of September 30, 2006, it has a deficiency in internal controls over the valuation of deferred income tax assets. Specifically, the Company did not have adequate controls over the accounting for and the review and approval of income tax related financial statement accounts requiring a significant degree of technical knowledge related to deferred tax assets and liabilities. As a result of the ineffective review, an error in the deferred tax valuation allowance was not detected prior to the issuance of the 2004 consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2004 annual and first quarter 2005 consolidated financial statements. In addition this control deficiency could result in a misstatement to deferred tax valuation allowance that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

During the fiscal quarter ended September 30, 2005, the Company took remedial steps to eliminate this material weakness, including engaging the services of an independent public accounting firm, other than the Company’s auditors, with appropriate levels of income tax accounting knowledge and expertise to assist in the review of complex tax matters. For the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company’s income tax provision and valuation of deferred income tax assets and liabilities was reviewed by the above mentioned firm. As of September 30, 2006, these remediation efforts, and the Company’s evaluation of its internal controls over the valuation of deferred income tax assets, are continuing.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the information contained in Note 11 to the Condensed Consolidated Financial Statements included herein, which information is incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2006).

10.1	Amendment, dated July 28, 2006, to the Consulting Agreement, dated as of June 25, 1997, between the Company and Jack Africk (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2006).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH ATLANTIC TRADING COMPANY, INC.

Date: November 13, 2006	/s/ Douglas P. Rosefsky.
Douglas P. Rosefsky
Chief Executive Officer

/s/ Brian C. Harriss
Brian C. Harriss
Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2006).

10.1	Amendment, dated July 28, 2006, to the Consulting Agreement, dated as of June 25, 1997, between the Company and Jack Africk (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2006).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.